Form 10-Q
period 1996-04-30
CONOLOG CORP
filed 1996-06-14
CIK 23503

FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED APRIL 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM          TO

    Commission file number  0-8174

                      Conolog Corporation
    Exact name of registrant as specified in its charter)
         Delaware                    52-0853566
(State or other jurisdiction or   (I.R.S. Employer ID No.)
  organization)

          5 Columbia Road, Somerville, NJ  08876
  (Address of principal executive offices and zip code)

                      (908) 722-8081
   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes    x     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No

          APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest
practicable date.
    Common Stock, par value $1.00 per share   1,032,639
                (inclusive of Treasury Stock)


                                CONOLOG CORPORATION
                                   BALANCE SHEETS
                           APRIL 30,1996     JULY 31,1995
                            (Unaudited)
ASSETS

Current Assets
 Cash                       $  299,801      $    27,577
 Accounts Receivable,
  less allowances of $10,000   379,845          171,541
   Inventories               2,855,501        2,598,127
   Other Current Assets         33,750           25,683
   Deferred Tax Asset                0          492,352
   Deferred Offering Costs           0           86,154
   Total Current Assets      3,568,897        3,401,434
Property, Plant and Equipment,
 less accumulated depreciation
 of $1,867,269 and $1,820,922
 respectively                  445,832          468,895
Other Assets                    11,606           11,906

Total Assets                $4,026,335     $  3,882,235

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Note Payable - Bank      $   75,000      $ 3,798,000
   Bridge Loan                       0          200,000
   Current maturities of
   capitalized lease
   obligations                  34,100           54,660
   Accounts Payable            206,272          287,630
   Accrued Expenses - Interest  55,812          654,618
   - Payroll.                   60,024          499,761
   - Other                      33,640          135,936
Total Current Liabilities      464,848        5,630,605
Other Liabilities
   Long-term debt,
   less current maturities     937,500                0
   Capitalized lease obligations,
    less current maturities     12,353           34,103
   Due to Officers                   0          161,705
Total Other Liabilities        949,853          195,808

Total Liabilities            1,414,701        5,826,413

Stockholder's Equity (Deficiency)
Preferred Stock, par value
 $.50;                          77,500           77,500
 Series A; 4% cumulative;
 162,000 shares authorized,
 155,000 shares issued and
 outstanding.
Preferred Stock; par value $.50    895           10,661
 Series B; $.90 cumulative;
 50,000 shares authorized;
 outstanding before offering
 21,321; at April 30, 1996:1,790
Common Stock, par value
  $1.00                      1,032,639           52,239
 ($.01 pre-reverse split);
 6,000,000 shares authorized;
 issued 1,032,639 shares
 after offering (52,239
 pre-reverse-split), including
 8,776 shares held in Treasury
 Additional Paid-In Capital  4,392,198          952,994
 Retained Earnings(Deficit) (2,759,864)      (2,905,838)
   Treasury shares at cost    (131,734)        (131,734)

Total Stockholders' Equity (Deficiency)
                             2,611,634       (1,944,178)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
                           $ 4,026,335     $  3,882,235















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENT

                     CONOLOG CORPORATION
                  STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                     THREE MONTHS ENDED    NINE MONTHS ENDED
                          APRIL 30,            APRIL 30,
                       1996      1995      1996        1995

TOTAL REVENUES    $529,802   $570,953   $1,519,975$1,908,123
COST OF GOODS SOLD
 OPERATIONS        183,536    275,312      957,435 1,174,337
 OBSOLETE INVEN                                      656,248
GROSS MARGIN       346,266    295,641      562,540    77,538

SELLING, GENERAL AND
ADMIN. EXPENSE     214,019    172,970      653,571   577,985

OPERATING INCOME
     (LOSS)        132,247    122,671      (91,031)(500,447)

INTEREST EXPENSE    35,000          0      118,371   169,742

INCOME/(LOSS) BEFORE TAXES ON INCOME
 AND EXTRAORDINARY ITEMS
                    97,247    122,671     (209,402)(670,189)

PROVISION FOR INCOME TAX                       100       50

INCOME/(LOSS) BEFORE
EXTRAORDINARY ITEMS 97,247    122,671     (209,502)(670,239)

EXTRAORDINARY ITEMS      0          0      740,376        0
(Net of Tax Benefit of $492,352)

NET INCOME/(LOSS)  $97,247   $122,671    $ 530,874$(670,239)

EARNINGS/(LOSS) PER SHARE - PRIMARY
                   $   .10   $    .03    $    .51 $    (.15)













SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENT



                             FORM 10-Q
               Summarized Financial Information for
                        CONOLOG CORPORATION

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                     FOR THE NINE MONTHS
                                        ENDED APRIL 30,
                                      1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                 $ 530,874 $ (670,239)
 Adjustments to Net Income to Reconcile to
  Net Cash Provided by Operating Activities:
  Depreciation and amortization       46,347     53,983
 (Increase)Decrease in Accounts
   Receivable.                      (208,304)  (163,492)
 (Increase)Decrease in Inventories  (257,374)   622,333
 (Increase)Decrease in other
  current assets                    (  5,941)  (  4,561)
  Increase(Decrease)in Accts Payable( 81,359)  ( 11,552)
  Increase(Decrease)in accrued
   expenses and other liabilities   (618,819)   264,420
Net Cash Used in Operating
  Activities                        (594,576)    90,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant
 and equipment                      ( 23,284)   (79,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase from Public Stock
  Offering                         4,409,839          0
 Increase(Decrease)in due to
  officers                          (161,705)    (5,207)
 Change in Capital Lease Obligations  12,353          0
 Proceeds from short-term borrowings       0     40,000
  Repayments of Bridge Loans        (200,000)         0
  Repayments of long-term
   borrowings                     (2,785,500)   (45,951)
     Dividends Paid               (  384,903)         0
Net Cash Provided by Financing
 Activities                          890,084    (11,158)

NET INCREASE(DECREASE) IN CASH       272,224        498
CASH AT BEGINNING OF YEAR             27,577     15,403
CASH AT END OF PERIOD             $  299,801  $  15,901

Supplemental Disclosures of Cash Flow Information:
Cash Paid during the Period for:
   Interest                       $    9,564  $   7,663
   Income Taxes                            0         50

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CONOLOG CORPORATION
                                   FORM 10Q

Computation of Earnings per Share:

                                 For the Nine Months Ended
                                           April 30,
                                      1996          1995
Weighted Average Number of Shares
Outstanding:
                                    1,032,639     4,346,274
COMMON STOCK
 Reserve for Conversion:
 Series A Preferred Stock *155,000          0             0
   Series B Preferred Stock
   (1 to 20 conversion factor)          1,790       426,420

 Common Stock Equivalents (Warrants)  235,750             0
Total                               1,270,179     4,772,694

Gain/Loss per Share:

 Total Gain/Loss                  $   530,874    $ (670,239)
 Pro-rata Dividends on Preferred
  Stock Series A and B                  3,572        11,144
Net gain/loss available for
  Common Stock                        527,302      (681,383)

Average Number of Shares of
  Common Stock                      1,032,639     4,346,274

Gain/(Loss) Per Share             $       .51    $     (.15)

*Each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1200 per share in 1996, and $12 per share in 1995. In view of the large difference between the current market value of the stock and the conversion rate, these shares have not been added to the total common shares used in computing the net earnings per share.









SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS





                              Form 10-Q
                  Summarized Financial Information for
                          CONOLOG CORPORATION

Fully diluted earnings per share, assuming conversion of Series A and Series B Preferred Stock, has not been reflected as the effect would be anti-dilutive or not material.

Long-Term Debt
On August 16, 1995, the Bank exchanged debt obligations for
(a) 250,000 cash; (b) $1,025,000 Five-year term loan and (c)
375,000 shares of Common Stock.

The five-year term loan of $1,025,000 bears interest at the Bank's refinance rate, plus 1 1/4% to be amortized as follows:
- - eight (8) quarterly payments of $12,500, beginning October 1995 through July 1997
- - eight (8) quarterly payments of $25,000, beginning October 1997 through July 1999,
- - three (3) quarterly payments of $28,125, beginning October 1999 and ending April 2000.
- - a balloon payment of $640,625, due July 2000.
As a result of the above transaction, the Company realized a $1,232,728 gain on debt compromise. In addition, the Bank released the existing guarantees of Messrs. Benou and Havasy on the Closing Date.

The aggregate amounts of long-term debt maturities for the
four years following April 30, 1996 are:
     1996  $     75,000
     1997       100,000
     1998       837,500
             $1,012,500
At April 30, 1996, the Company was in arrears by $25,000

Capitalized Lease Obligations
                          April 30, 1996     July 31, 1995
        Leases Payable        $  34,100        $  88,763
        Less - Current Portion$  12,353        $  54,660
                              $  21,747        $  34,103

Maturities on Capitalized Leases, subsequent to April 30,
1996 are
     1996  $    12,353
     1997  $    21,747

Due to Officers
     As of April 30, 1996, the monies advanced to the Corporation have been repaid. Effective July 31, 1995,
Interest was accrued from inception of these advances at the cumulative rate of 12% of the outstanding balances and is currently being repaid.

                             Form 10-Q
               Summarized Financial Information for
                        CONOLOG CORPORATION

At April 30, 1996, the Company has a net operating loss carryforward of approximately $2,740,000 for financial reporting purposes and approximately $2,334,400 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $1,129,300 of the carry forward expires in 2002, and $1,205,100 expires in 2009.
For State purposes the carry forward is approximately $1,555,600 of which $350,600 expires in 1998 and $1,205,000 in 2000. Also at April 30, 1996, the Company has unused tax credits available of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

Taxable income differs from financial statement income due to the effect of non-deductible permanent tax differences.
These permanent tax differences include officer's life insurance premiums & non-deductible entertainment expenses.

At April 30, 1996 no deferred income taxes have been provided for per SFAS No 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses & tax credit carry forwards will not be absorbed by future taxable income.


                           Form 10-Q
                   Part II - Other Information
                        CONOLOG CORPORATION

Management Discussion and Analysis of Quarterly Financial
Statements

On August 16, 1995, the Company offered 235,750 Units (the
Units) at a price of $10.00 per Unit. Each Unit consisted of two (2) shares of Common Stock, par value $1.00 per share (Common Stock), and one (1)Redeemable Class A Warrant for Common Stock(Class A Warrant). The Common Stock and Class A Warrants are detachable and trade separately. Each Class A Warrant entitles the holder to purchase one share of the Company's Common stock, at an exercise price of $6.00, subject to adjustment, from August 17, 1996 through August 16, 1998. The Class A Warrants (the Warrants) are subject to redemption by the Company at anytime after August 17, 1996 on not less than 30 days notice at $.05 per warrant, provided the average closing price of the Common Stock for 20 consecutive trading days ending within 15 days prior to the notice exceeds $7.20 per share.

The costs of the offering were deducted from the proceeds from the sale of stock.

On August 16, 1995, the Company effected a 100-to-1 reverse stock split of its Common Stock on all shares of Common Stock outstanding.

On August 16, 1995, holders of 19,360 shares of the Company's Series B Preferred Stock (including Robert Benou and Arpad
J. Havasy, officers and directors of the Company) converted their shares of Series B Preferred Stock into 387,200 (3,872 post-split) shares of Common Stock.

On August 16, 1995, $381,533 of the $420,179 of accrued
dividends on the Series B Preferred Stock at December 31, 1994 were converted into 76,307 shares of Common Stock (represents a $5.00 per share assigned value of Common Stock) and the remaining dividends due to such holders (including Messrs. Benou and Havasy) were waived.

On August 16, 1995, accrued salaries through April 28, 1995 of $309,109 owed by the Company to Mr. Benou were converted into 61,822 shares of Common Stock (represents a $5.00 per share assigned value of Common Stock).

On August 16, 1995, in connection with the above offering, the bank exchanged their existing loan agreement for the following:
     (a)  $250,000 cash
     (b)  $1,025,000 five-year term loan
     (c)  375,000 common shares of the Company

The debt forgiveness of $1,232,728 on restructuring of the obligation less the tax benefit thereon is accounted for as an extraordinary gain to the Company.

A summary of income, costs and expenses for the current
quarter and corresponding quarter of the previous year follows.
                                 QUARTERS ENDED APRIL 30,
                                    1996          1995

       Sales and Revenues     $  529,802      $ 570,953
       Costs and Expenses        432,555        448,282
       Net income after taxes $   97,247      $ 122,671


Revenues for the quarter ended April 30, 1996 totaled $529,802, representing a decrease of $41,151 from $570,953 reported for the same quarter a year ago.

Revenues for the nine months ended April 30, 1996 decreased $388,148 to $1,519,975 from $1,908,123 for the nine months ended
April 30, 1995. Revenues declined as a result of a decline in sales in the military sector. The Company completed a large sale of switches to the military in the nine month period last year and did not have a comparable sale for the same nine month period this year.

Gross margins for the quarter and nine month period totaled $346,266 and $562,540, respectively, representing 65.3% and 37.0% of revenues as compared to $295,641 and $77,538, represen-ting 51.8% and 4.1% of revenues, respectively, for the quarter and nine month period ended April 30, 1995. Gross margins were higher in the 1996 quarter and nine month periods as compared to the comparative periods last year due to the military sales com-ponent that contained many parts that had previously been written down to a zero value. Although overall revenues were down, even with respect to the military sector, margins were sharply higher for the quarter and nine months ended April 30, 1996.

Selling, general and administrative expenses increased
$41,049 and $75,586 for the quarter and nine months of 1996, respectively, as compared to 1995. These expenses increased as a result of an expansion of the employment base and an increase in advertising and promotion costs.

Interest expense totaled $35,000 for the quarter and $118,371 for the nine months ended April 30, 1996, respectively, as compared to no interest expense for the same quarter in 1995 and $169,742 in interest expense for the nine months ended April 30, 1995. The Company reached a debt restructuring agreement with the bank during 1995 that resulted in having no interest expense for the quarter ended April 30, 1995.

As a result of the foregoing, the Company reported net income of $97,247, or $.10 per share for the quarter and $530,874 in net income, or $.51 per share for the nine months. The income for the nine months ended April 30, 1996 was inclusive of a debt compromise of $740,376, net of a tax benefit of $492,352. This compares to a net income of $122,671, or $.03 per share and a net loss of $670,239, or $.15 per share for the same quarter and nine months period last year.

Liquidity and Financial Condition

Working capital at April 30, 1996 was $3,104,049 compared to a deficit of $2,229,171 at year ended July 31, 1995. The change in working capital from a deficit to a surplus was attributable to restructuring of debt obligations and the proceeds from the public stock offering.

Management Representation

The information furnished reflects all adjustments which management considers necessary to a fair statement of the results of the period.

As of April 30, 1996 Registrant's backlog of orders stands at $4.6 million, a mix of military and commercial telecommunication products. The company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

Statement Regarding Present Operations

There was no material change in the nature of the operations of Registrant during the nine months ended April 30, 1996 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1995, except as noted in Management Discussion and Analysis with respect to the August 16, 1995 stock offering.

                             Form 10-Q
                   Part II - Other Information
                        CONOLOG CORPORATION

1.  Legal Proceedings - No material proceedings pending
April 30, 1996

2.  Changes in Securities - See Management's Discussion

3.  Defaults upon Senior Securities - See note concerning
Long-term Debt

4.  Submission of Matters to a Vote of Security Holders -
See
Prospectus filed in connection with Stock Offering

5.  Other Materially Important Events - See Management's
Discussion

6. No reports or Exhibits on Form 8-K have been filed during the quarter.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Conolog Corporation


June 14, 1996                    s/s Robert S. Benou
                                 Robert S. Benou, President
                                 (Duly authorized officer and
                                  principal financial officer)