Form 10-K
period 1996-07-31
CONOLOG CORP
filed 1996-10-29
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549
                              FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended July 31, 1996  ( No Fee Required)
           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
 1934  for  the transition period from       to         (No  Fee
Required)

                     Commission File Number:   0-8174
                             CONOLOG CORPORATION
          (Exact name of registrant as specified in its charter)
DELAWARE                                         52-0853566
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

5 Columbia Road, Somerville, NJ                    08876
(Address of principal executive office)           (Zip code)

 Issuer's telephone number, including area code: (908) 722-8081
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange in which registered
Units consisting of two shares of Common Stock and
one Redeemable Class A Warrant                    NASDAQ SmallCap Market
Common Stock, $1.00 par value                     NASDAQ SmallCap Market
Redeemable Class A Warrants                       NASDAQ SmallCap Market

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X             No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $3.125 on
                  October 23, 1996 was  $ 1,544,612

  The number of shares outstanding of the Registrant's common stock outstanding
                as of October 16, 1996  was 1,032,639

                 DOCUMENTS INCORPORATED BY REFERENCE
                         CONOLOG CORPORATION
                              FORM 10-K
                            JULY 31, 1996
                          TABLE OF CONTENTS

PART I
Item 1. BUSINESS

Item 2. PROPERTIES

Item 3. LEGAL PROCEEDINGS

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Item 6. SELECTED FINANCIAL DATA

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
Item 14. EXHIBITS AND REPORTS

SIGNATURES


                               PART I




1. BUSINESS

General

     Conolog Corporation, a Delaware corporation (the "Company" or "Conolog") is engaged in the design, manufacture (directly or through subcontractors) and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmission and reception and other communication areas that are used in both military and commercial applications. The Company's products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets.

History

     The Company was organized in 1968 and was engaged primarily in the design and manufacture of electronic components and systems for military applications.

     The Company, in July 1971, merged with DSI Systems, Inc., then engaged in the development and manufacture of terminal viewers for digital retrieval of microfilm. Later that year, the name was changed from DSI Systems, Inc. to Conolog Corporation.

     By 1980 it became apparent that the military segment of the business was growing while the terminal viewer segment was a drain on cash and other resources. By the year end the terminal viewer business was discontinued and the inventory relating thereto was written off, allowing the Company to concentrate on its military business.

     In 1981 the Company acquired one of its customers, INIVEN Corporation ("INIVEN"). At that time, the Company was manufacturing, on behalf of INIVEN, a line of transmitters and receivers used for controlling and transceiving the measurement of the flow of gases and liquids, by gas and water utilities, for controlling the flow of waste water and sewage and measuring and controlling traffic.

     Since the 1980's, Conolog has been an active participant in providing electromagnetic wave filters for major military programs, such as the Patriot Missile, Hawk Missile and Sea Sparrow Missile. In addition to these projects, Conolog components are currently used by the military in tanks, the Apache helicopters and the MK-50 torpedoes.

     During 1987, the Company made the strategic decision to redirect the Company's focus from military to commercial markets. Since that time, the Company has refocused on manufacturing and marketing its products for the commercial marketplace rather than depend on the military and defense-related markets. The effort has included the introduction of new products, the redesign of
existing   products  and  increased  advertising  and   marketing
efforts,  as  permitted by its limited financial resources.   The
percentage of revenues attributed to products manufactured for use in commercial applications increased from approximately 4% of sales in 1981 ($171,000) to approximately 75% of sales in 1996 ($1,443,000). The decision to embark on this program entailed a major design effort, including the coordination of outside engineering consultants to develop a complete line of products aimed at the Company's target markets. The primary emphasis was on products for electric utilities, cogeneration of power, gas and water companies, traffic control for departments of transport
(DOT) and airports utilizing DSP (Digital Signal Processing) technology.

     Testing of the Company's first commercial product group, the Teleprotection Series PTR-1000, was under way in the latter part of 1992 by Bonneville Power Administration. This detailed test permitted the Company to "fine tune" the product for power transmission applications. In March 1994, the PTR-1000 was approved for use by such utility and thereafter by other utilities and municipalities. To date, the Company has sold and delivered over 450 PTR-1000 sets to 14 utilities and 3 municipalities, most of which are installed and in service.

     Following the PTR-1000, in 1993, the Company introduced its "98 Series" Tone Products for water, gas, telephone and oil companies, waste water, traffic control and airports. In 1994 the Company unveiled the Power Supply Series (allowing the various utilities to power-up the equipment from any power source), the "40 Series" for transmission of analog variable data (water levels, gas pressures and temperature) and the Multiplexer Series, which permits the transmission of up to 900 separate data points, again using a telephone line, microwave link, or satellite. In 1994 the Company also introduced the "68 Series" tone products. This series is the "98 Series" repackaged mechanically specifically for customers with older systems wanting to upgrade to DSP technology without the expense of a complete mechanical installation. The "68 Series" offers the entire line offered by the "98 Series". In 1995, the Company introduced a stand alone "98 Series" transmitter and receiver for field installations and a wide range fiber optic interface for the Iniven products. The fiber optic interface is also available as a stand alone coupling device. In 1996, the Company launched its industrial grade 1200 Baud Modem for data transmission/communication.

     Due to the end of the cold war and the downsizing of the American military, the Company experienced unexpected sharp reductions of military contracts in fiscal 1993 (the Company's fiscal year ends on July 31) resulting in a 50% decline in the Company's sales for that year, down to $1,486,298 from $2,997,308 in fiscal 1992. The sales of new products could not replace the decrease in military sales. The Company, however, continued to pursue sales as aggressively as its available resources would
permit.   Sales  in  fiscal 1994 increased to $2,044,860,  a  37%
increase over fiscal 1993.   Sales in fiscal 1995 were $2,090,933
a 2% increase over fiscal 1994. Sales for the Fiscal year ended July 31, 1996 were $1,924,466 as compared to $2,090,933 for the year ended July 31, 1995. Revenues from the Company's military product sales represented approximately 60%, 30% and 25% of sales of the Company in fiscal 1994, 1995 and 1996, respectively, reflecting the Company's emphasis on commercial sales and markets.

General Description

 Products

     The Company is engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by the Company); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by the Company) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic "networks" which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and
(vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, and (VII) multiplexer supervisory controls, which enable callers with high volumes of supervisory data to transmit on fewer phone line.

     Such products are used in radio and other transmissions, telephones and telephone exchanges, air and traffic control, automatic transmission of data for utilities, teleprinting of transmitted data such as news and stock market information and for use by electric utilities in monitoring power transmission lines for faults and/or failures. The Company's products may be used independently or in combination with other products to form a system type configuration, whereby the Company's equipment is pre-
assembled  in  a  large  cabinet  with  other  equipment   in   a
configuration that would provide the end user with protection as well as operational status displays.

Present Status/Business Product Description

     The Company is presently engaged and focused in two basic market areas:

          (A) Military Sales - Direct contract sales to the military

                         - As subcontractor to systems producers
                         - Foreign governments

          (B) Commercial Sales (Under the tradename " INIVEN" (a Division of Conolog))

                         - Direct sales to end users

                         - Sales to system assemblers

                         - Sales to contractors/installers

          (C) Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

(A) Military Sales

     Since 1992 the Company's engineering staff is dedicated to "INIVEN" commercial designs and does not engage in any new designs for military applications. The Company actively participates in bids only for parts the Company has designed since inception in 1968. Presently there are approximately 400 designs that are applicable to these repeat residual sales.

     These residual sales are primarily for the Company's electromagnetic wave filters used in military radios, vehicles (cars, trucks or tanks), portable (backpack), special signaling equipment and exchanges (as in field command posts), weapon/missile guidance and control (Patriot missile, Tomahawk, Pave-Paws), torpedo active signal recognition and differentiation mounted in the nose cone of the torpedo (MK-30, Captor, MK-50 torpedoes), ship to ship teletype signaling filters used in deployment of ships (UCC-1 and UCC-4 systems) as well as many other signaling applications where accurate electromagnetic frequency control is required.

     The Company markets the above military sales directly and through independent manufacturing sales representatives on a commission basis.

(B) Commercial "INIVEN" Sales and Products

     "INIVEN" equipment is designed around four (4) core product groups:

          (1)  PTR-1000 Teleprotection Series
               (Protective Tone Relaying Communications Terminal)

          (2)  Audio Tone & Telemetry Equipment
               (Audio   Tone  Control,  Telemetering   and   Data
               Transmission Systems), which includes Series "98",
               "68", "40" and "GEN-1".

          (3)  Multiplex Supervisory Control System

          (4) Communication Link Multihead Fiber Optic Couplers and Industrial Grade 1200 Baud Modems.


(1) PTR-1000 Teleprotection Series

     This product is designed for use exclusively by electric power generators (electric utilities and cogenerators) in order to protect their transmission and distribution lines. The PTR-1000, by monitoring the output signal of the transmission equipment in less than one hundred of a second protects the transmission and distribution lines.

     The PTR-1000 are installed in pairs, one unit at each end of the line. Each unit is connected and in constant communication with the other, as they continuously monitor the line for faults. In the event of a fault occurring (such as a downed line or a short circuit) at either end and when confirmed by the receiving PTR-1000 unit, the line is immediately isolated for shut down, averting costly damage and downtime.

     The PTR-1000 system is composed of a transmitter, dual receivers, a logic card (brain center and controller of the system), relay module, line interface module and power supply module. The transmitters at each end are independent and transmit (continuously) the status (information being monitored) at their end of the line.

     In the event of a fault, the information is transmitted to the PTR-1000 at the other end of the line and once confirmed by both its receivers (this duality is designed such that both receivers must agree before any action is taken), it will, when programmed to do so, isolate that end of the line. Generation and distribution of electric power entails expensive equipment at both ends of the line. Faults causing interruption of transmission can cause costly replacement of failed equipment and loss of revenue caused by downtime for repairs.

     The PTR-1000 is designed for global use by electric utilities and any entity generating power for its own consumption with resale of surplus power to an electric utility, such as cities, municipalities, cooperatives and large corporations that find it more economical to generate their own electricity.

    The PTR-1000 target market is worldwide, as follows:

    New   installations;  i.e.,  new  transmission  lines,   new
    distribution segments, for utilities and cogenerators.

    Existing installations not properly protected, improving efficiency and down time.

    Existing installations for upgrading to PTR-1000 technology, again improving efficiency and down time.

     Sales efforts for the PTR-1000 are presently being conducted by the Company's marketing executives, through independent manufacturers' representatives and through distributors. Sales are targeted primarily to the largest utilities and co-generators.

     According  to  McGraw-Hill, Inc. Electrical World  (Electric
Utilities  of  the  United States), in the United  States  alone,
there  are over 500 large entities generating electricity.   They
are:

    Investor-owned

    Municipal Systems

    Cooperative Systems

    Federal, State and District systems.

     To  date , the Company has sold and delivered over 450  PTR-
     1000 sets to 14 utilities and 3 municipalities, most of which are installed and in service.

(2) Audio Tone and Telemetry Equipment

     For many years there has been a need for a modularly independent system that would permit a user, from a distance, to control functions such as opening a valve, starting a motor, shutting down a compressor, changing a traffic signal, control landing lights at an airport, activate a hazard warning on a highway, and in return allow the user to receive information, such as the liquid level in a tank, the pressure in a pipe, the rate of flow out of a compressor, the flow of traffic, the status of a traffic light, airport lights, or confirmation that a command was performed. Such information is transmitted and received and the control functions are performed from a distance utilizing telephone lines, microwave link or direct wire.

     These applications, by their nature, can be accomplished with slow speed signaling systems composed of a transmitter on one end and a receiver on the other to carry out the necessary instructions provided by the transmitter. Each set (transmitter/receiver combination) is called a channel. Because of the slow speed, up to 30 channels could be made to transmit and receive signals, in either direction on a single telephone line, microwave link or direct wired line at the same time. This parallel transmission permits each transmitter/receiver pair to be independent of all the others.

     This   product   segment  includes  the   first   generation
equipment, known as GEN-1, followed by later generations which include technological improvements and programmable capabilities to include:


    GEN-1 Series - First generation with electromagnetic modules and first generation programmable modules without electromagnetic modules.

    "98" and "68" Series - The latest generation applies DSP and microprocessor technology with full programmability, in the field or at the factory.

    "40" Series - Designed to function with the "98" or "68" series;
     transmits and receives variable analog data.

GEN-1 and GEN-1 Programmable Series

     The diversity of applications for this equipment makes it available for a wide range of users who are not restricted to a single industry. Typical industrial uses include: the measurement of water and gas, waste water, gasoline, oil, traffic, and electricity. Typical users include: utilities, co-generators, airports, navy yards, telephone companies, paper and pulp processors and wherever remote control and data acquisition is required.

     Because of the ease of use and installation, there is much GEN-1 type equipment installed and used in the United States by a wide spectrum of diverse users. Since the Company's line has a distinct mechanical configuration, the Company designed its GEN-1 Programmable units and other improvements as replacements for existing units. These account for approximately 20% of the Company's commercial sales. The Company's line of GEN-1 equipment is extensive and provides the user with the ability to perform multiple control functions, status monitoring as well as continuous variable data monitoring, such as a level in a tank or pressure gauge.

     Sales  for  this  line are primarily for the replacement  of existing  installations and for expansion of these  installations
where   it  would  not  be  economical  to  install  the   latest
technology, which would not be mechanically compatible.

     Sales to this market are made in the same manner as the PTR-
1000   market   except   that    manufacturers'   representatives
specialize in selling to this diverse market.

"98," "68" and "40" Series

     These series represent the Company's latest designs in the audio tone equipment utilizing the more advanced DSP technology, which provides high accuracy and long term stability. These features have allowed the Company to greatly improve the scope, density and number of functions that can be performed on a single phone line, microwave link or direct line.

     Given this technology and the high-reliability and quality standards of the Company's products, the Company has recently (first quarter 1994) started to offer a 12 year warranty for all of its commercial products. This warranty has been favorably received by customers. Based upon its past experience, the Company does not believe that its extended warranty will result in any material repair or replacement expenses.

     Sales of these products are made by the same persons who sell the Company's GEN-1 products, but are also directed to encompass more sophisticated users with larger amounts of data and control points. The mechanical configuration of the "98" series is more compact, permitting more equipment in a given space, while performing many more functions when it is connected to the "40" Series. The "68" Series is the "98" Series repackaged mechanically specifically for customers with older systems permitting them to upgrade their systems to DSP technology. The "40" Series, when connected to the "98" or "68" in the same chassis, permits the continuous monitoring of variable data. Typical applications for these products include transmission of the variable data (such as volume, temperature, pressure and moisture) for water, gas, industrial gases, oil , gasoline, transportation equipment and telephone exchanges, and for use at airports, tunnels and bridges and for security and electricity systems.

(3) Multiplex Supervisory (IM) Control System

     This product is a response to the cost and scarcity of dedicated phone lines (connections whereby the phone link is dedicated to one subscriber), and enables customers with high volumes of supervisory data (where many functions are monitored from a single site) to transmit data on fewer phone lines (i.e., with more data per channel, up to a maximum of 30 channels per line).

     Using the "98" DSP Series as its communications link, the Company designed the Multiplexer Supervisory Control System to handle 8 times the normal capacity per channel. The microprocessor based system allows a single telephone line to handle up to 900 data inputs.

     This product line, because of its data density capability, may be utilized for a very broad range of applications. This product has only recently been introduced and the Company sales efforts for it are being conducted through its existing independent manufacturers sales representatives.

(4) Fiber Optic Link and Data Modem

     The expansion of fiber lines by the Company's customers and their need to switch equipment from phone lines to fiber prompted the Company to design and introduce a fiber-optic-coupler line to interface with the many different fiber heads. In addition to complete data interface couplers the Company launched a series of 1200 Baud Modems (Industrial Grade) for operation under the same environmental specifications in line with the Company's products.

(C) Commercial Subcontract Manufacturing to Systems Producers

     Since the downsizing of the American Military, the Company has actively sought manufacturing subcontract orders to fill the production void created by the severe drop in military production. In June 1996 the Company negotiated and entered into a renewable annual agreement with the General Electric Company, GE Electrical Distribution and Control and its participating affiliated companies for the manufacture of sub-systems, board assemblies and magnetic filters and other products consistent with the Company's expertise. The success of this agreement has prompted the Company to pursue other system producers to more fully utilize the Company's manufacturing capacity.


Recent Developments

Public Offering

     On August 16, 1995, the Company offered 235,750 Units (the "Units") at a price of $10.00 per Unit. Each Unit consisted of two (2) shares of Common Stock, par value $1.00 per share ("Common Stock"), and one (1) Redeemable Class A Warrant for Common Stock ("Class A Warrant"). The Common Stock and Class A Warrants were immediately detachable and separately tradeable. Each Class A Warrant entitled the holder to purchase one share of the Company's Common Stock, at an exercise price of $6.00, subject to adjustment, from August 17, 1996 through August 16,
1998. The Class A Warrants are subject to redemption by the Company at anytime after August 17, 1996 on not less than 30 days notice at $.05 per warrant, provided the average closing price of the Common Stock for 20 consecutive trading days ending within 15 days prior to the notice exceeds $7.20 per share.

     The costs of the offering were deducted from the proceeds from the sale of stock.

     On  August  16, 1995, the Company effected a 1-  for  -  100 reverse  stock split of its Common Stock on all shares of  Common
Stock outstanding.

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

     On  August  16,  1995, in connection with  the  August  1995
Offering, the Bank exchanged their existing loan agreement for the following:

     (a)  $250,000 cash
     (b)  $1,025,000 five-year term loan
     (c)  375,000 common shares of the Company

     The debt forgiveness of $1,232,728 on restructuring of the obligation less the tax benefit thereon is accounted for as an extraordinary gain to the Company.


STRATEGY

     The Company's strategy is to exploit new commercial markets by continuing to develop new products and enhance existing products to improve both its market share and competitive position. Growth in commercial sales is expected to come through internal growth of existing products, new product introductions and the expansion of regional markets to meet the growing needs of its customers for more sophisticated and comprehensive products and services. The Company introduced a fiber optic digitizer during fiscal 1996. The Company believes the largest growth opportunity remains with the electric utility market, although it intends to reach other industrial and utility markets, such as railroad and waste water, respectively.
The Company began an advertisement program during 1996 and devoted substantial resources in participation in various trade shows, such as the Utilities Communications Council and IEEE/PES.

The Company will continue to seek out and broaden its base of manufacturer reps and other marketing strategies to strengthen its market presence.


MARKETING AND SALES

       Prior to 1987, the Company had focused its sales and marketing efforts on the military, primarily as a subcontractor to systems producers and foreign governments. As previously stated, this market began to deteriorate during the 1970's and more rapidly during the 1980's, resulting in diminished sales and reduced prospects for the Company. The Company made the strategic decision, in 1987, to redirect the Company's focus and available resources from military to commercial markets.

Since that time, the Company successfully refocused on manufacturing and marketing its products for the commercial marketplace. The effort has included the introduction of new commercial products, the redesign of existing products and increased advertising and marketing efforts, as permitted by its limited financial resources. This program also entailed a major design effort, including the coordination of outside engineering consultants to develop a line of products aimed at the Company'starget markets. Initial emphasis remains on products for electric utilities, which today represents the largest market.

     In general, the Company's products are marketed by means of telemarketing and customer contacts by the Company's direct sales force and through independent manufacturing sales representatives and distributors.


Commercial - The Company markets the PTR-1000 by means of Company sales personnel, through independent manufacturers representatives, and through distributors, focusing mainly on the largest utilities and co-generators. In the United States alone there are over 500 large entities generating electricity which are identified as investor-owned, municipal systems, cooperative systems and federal, state and district systems. The Company utilized a portion of the proceeds of the August 1995 Offering to expand its sales efforts (including application engineering) and expand sales to international markets. The Company markets it Gen-1 and Gen-1 Programmable Series, as well as its "98" Series, "68" Series and "40" Series, in the same way as the PTR-1000 except that the manufacturers representatives used by the Company specialize in selling to the diverse markets that utilize such products.

OTHER MARKETS: In addition to the INIVEN line, the Company continues to sell a limited amount of military products, largely replacement parts for radio and military guidance systems. The Company participates in bids for replacement parts.

Military - The Company markets its military sales directly and through independent manufacturers sales representatives.


Competition

     The market for the Company's products is very competitive, although the number of competitors is generally limited. There are several companies engaged in the manufacture of products of the type produced by the Company, most of which are substantially larger and have substantially greater name recognition or greater financial resources and personnel. The market for the Company's products are subject to rapid change, and there can be no assurance that the Company will be able to keep up with this rate of change, given the greater resources of some of its competition. The Company believes that the major competitive factors in the markets in which it competes are technological change, price, functionality, price/performance characteristics, quality, reliability and ongoing service. Competition is expected to continue and the Company's ability to compete successfully in its markets depends, in part, upon its ability to react to change. The Company would be adversely affected if its competitors introduced technologically superior products or offered these products at significantly lower prices than the Companys products.

Largest Customers

      British Columbia Hydro and Power Authorty, Inc was the largest customer for fiscal 1996, with $380,000 in sales, or 19.7% of total revenue. Sales to the Company's major customer in fiscal 1995 (United States Government) totaled $424,849 (20% of net sales).
During fiscal 1994, sales to the Company's only  major   customer
(Westinghouse Electric Corp.-Naval Systems Division) totaled $597,000 (29% of net sales). During fiscal 1993, sales to the Company's single major customer (United States Government -
various  agencies) totaled $688,146 (46% of net  sales).   During
fiscal 1992 sales to the Company's two major customers aggregated $2,420,117 (81% of net sales), of which $768,139 (26% of net sales) was to Westinghouse Electric Corp.-Naval Systems Division, and $1,651,978 (55% of net sales) was to the United States Government (various agencies). None of such customers has or had any material relationship other than business with the Company.

Raw Materials

 Inventory

     The Company believes that it has adequate sources of raw materials available for use in its business. The Company s products are assembled from a variety of standard electronic components, such as integrated circuits, transformers, transistors, passive components (i.e., resistors, capacitors and inductors), diodes and assorted hardware such as printed circuit boards, connectors and faceplates. The Company is not dependent upon any single supplier. The Company also purchases a number of other electronic components and sub-assemblies from various suppliers. There has been no material increase in the cost of most raw materials and the Company has no reason to anticipate any significant shortage of raw materials in the future. The Company generally is required to maintain adequate amounts of raw material and parts inventories to meet delivery requirements of customers and to assure itself of a continuous availability of these items.

Manufacturing

     Of the Company s 15,700 square feet that it occupies at 5 Columbia Road in Somerville, NJ, approximately 10,000 square feet are dedicated to manufacturing. The Company manufactures and assembles the products it sells. All assemblies are inspected and tested by the Company s quality, engineering and testing departments. The Company maintains test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment. To accommodate peak demands the Company has developed a number of subcontractors that assemble boards to the Company s specifications.

     The Company's manufacturing and test equipment is limited and has been utilized for several years. If sales were to increase substantially, the Company will be required either to invest in additional manufacturing equipment or find alternative ways to increase production.

Warranty and Service

     The Company provides a twelve year warranty on its products which covers both parts and labor. The Company, at its option, repairs or replaces products that are defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products are not covered by the Company's warranty.

     In cases of defective products, the customer typically returns them to the Company's facility in Somerville, New Jersey. The Company's service personnel then replace or repair the defective items and ship them back to the customer. Generally all servicing is completed at the Company's plant and customers are charged a fee for those service items that are not covered by the warranty. The Company does not offer its customers any formal written service contracts.

Research and Development

 New Products

     Amounts expended by the Company in the last three fiscal years for research and development activities have not been substancial although the Company is constantly engaged in product design and development. The Company utilized a portion of the net proceeds of the August 1995 Offering to design a fiber optic digitizer and a 1200 baud modem which can be sold as a separate product or jointly with the Company's products which will enable
all   the  Company's  INIVEN products to transmit  directly  onto fiber  optic cables, and thus open a new market for the Company's
products.   The  Company is also using a portion  of  the  August
1995 Offering proceeds to add designs to the PTR-1000 and other products that will extend its product capability to handle new data inputs not presently available. There can be no assurance that the Company will be able to successfully develop and add designs to its products.

Patents and Trademarks

     The Company does not have any patents covering any of its present products. The Company uses the trademark INIVEN for its commercial products. The Company believes that such trademark is recognized in the Company's industry. The Company believes that its prospects are dependent primarily upon its ability to offer its customers high quality, reliable products at competitive prices rather than on its ability to obtain and defend patents and trademarks. The Company does not believe that its INIVEN trademark is of material importance to the Company's business.

Backlog


     As of July 31, 1996, the Company had a backlog of $3,400,000. It is anticipated that this backlog will be filled during the balance of fiscal 1997 and the 1998 fiscal year ending
July 31, 1998. Approximately 75% of the Company's backlog relates to government contracts and may be subject to cancellation under the terms of such contracts. As of July 31, 1995 and 1994, the Company had a backlog of approximately $1,300,000 and $1,500,000, respectively.

Governmental Regulation

     The Company's manufacturing facilities, in common with those of industry generally, are subject to numerous existing and proposed Federal and state regulations designed to protect the environment, establish occupational safety and health standards and cover other matters. The Company believes that its operations are in compliance with existing regulations and does not believe that such compliance has had or will have any material effect upon its capital expenditures, earnings or competitive position. With respect to military sales, the Company is not subject to any special regulations. The products manufactured are done so in accordance with accepted commercial practices.

Renegotiation

     No material portion of the Company s business has been subject to renegotiation of profits at the election of the Government. During 1987, as a result of late deliveries, the Government canceled orders aggregating $650,000.

Seasonality

     The business of the Company is not seasonal, but is sensitive to general economic factors, such as interest rates, availability of credit for capital purchases, overall business climate and general business outlooks that historically impact capital purchase decisions.

Foreign Sales

     During fiscal 1996 the company had approximatley $380,000 in foreign sales to British Columbia Hydro Power Authority, Inc. In fiscal 1995 the Company had foreign sales of $140,000 to the Government of Israel. In fiscal 1994, the Company did not have any foreign sales.

Employees

     As of July 31, 1996, the Company employed 42 persons on a full-time basis, including 2 in management, 3 in sales, 2 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 30 in production. The Company has enjoyed good labor relations. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

Item 2. PROPERTIES

     The Company owned facility, which management considers adequate for the Company s present requirements, is located at 5 Columbia
Road, Somerville, NJ. This facility is used for manufacturing, sales and its executive offices and comprises 15,700 square feet.

     The facility is encumbered by a lien, along with the Company's other assets, securing indebtedness incurred in connection with the Credit Facility. The Bank has deferred all payments of principal and interest under the Chase Manhattan Note until April 16, 1997. If the Chase Manhattan Note is converted into 1,400,000 shares of Common Stock, the lien on the Company facility will be released. See "Credit Facility" below.

Credit Facility

Background

     In October 25, 1994, the Company and Chase Manhattan Bank (as successor by mergers with Manufacturers Hanover Trust Company and Chemical Bank) (the "Bank") restructured the Company's credit facility ("Credit Facility") between the Company and the Bank that had been in effect since April 5, 1989.

     Under the restructured terms the Credit Facility had been extended as follows:

          (i) Interest on the Credit Facility will accrue but not be payable until July 31, 1995. Beginning on that date, interest payments are to be made in arrears on the last day of each month, with all unpaid interest previously accrued becoming due and payable on November 30, 1995.

          (ii) All principal on the Credit Facility and other amounts owing to the Bank will become due and payable November 30, 1995.

     The principal amount owing to the Bank at January 31, 1995 was $3,789,000 and the unpaid accrued interest was $584,728. The interest rate on the Credit Facility is 3/4% above the Bank's publicly announced reference rate, which was 9.75% at January 31, 1995.

     To secure payment under the Credit Facility, the Company granted the Bank a first priority lien on all accounts receivable, inventory, equipment and general intangibles of the Company and a lien on the Company's real property located at 5 Columbia Road, Somerville, New Jersey 08876.

     Payment of liabilities of the Company to the Bank under the Credit Facility was guaranteed by Robert S. Benou, President of Company, to the extent of $965,000 and Arpad J. Havasy, Executive Vice President of the Company, to the extent of $492,500, and each had pledged all of his Common Stock and Series B Preferred Stock to the Bank to secure their respective guarantees.

     The Credit Facility contains various negative covenants, including (a) limitations on indebtedness, (b) limitations on liens, (c) limitations on contingent obligations, (d) limitations on capital expenditures, (e) prohibition against mergers, consolidations, liquidation or dissolution, sale or lease of all or a substantial part of its property, business or assets, (f) limitations on dividends and stock acquisitions, (g) limitations on investments, loans and advances, (h) prohibition of certain prepayments, (i) limitations on leases, (j) prohibition of sale and leaseback arrangements and (k) prohibition against subordinated debts.

Terms in Connection with August 1995 Offering

     In connection with the August 1995 Offering, the Bank and the Company agreed to restructure the Credit Facility as follows:

     In connection with the August 1995 Offering, the Bank received from the proceeds of such offering a cash payment of $250,000 (the "Cash Amount"). The remaining debt, after giving effect to the payment to the Cash Amount was restructured as follows: (1) $1,025,000 was structured as a five-year term loan (the "Term Loan") bearing interest at the Bank's Reference Rate plus 125 basis points, to be amortized over 10 years; $50,000 per year for the first two years, $100,000 per year in the third and fourth years and $112,500 in the fifth year. After the fifth year, the balance of the payments will be renegotiated at the Bank's option; and secured by the existing collateral; and (2) All debt owing to the Bank in excess of the Cash Amount and the Term Loan was converted into 375,000 shares of Common Stock of the Company (the "Bank Shares").

     The Bank Shares have full voting rights and carry certain antidilution protection with respect to any reduction in the exercise price of the Class A Warrants. The Bank Shares carry piggyback registration rights which provide that upon any subsequent offering of new registered shares (a "Subsequent Offering"), the Company must include in such registration a portion of Bank Shares equaling the lesser of 100% and the New Share Percentage. The New Share Percentage shall be a fraction, the numerator of which is the total number of new registered shares to be offered (excluding any of the Bank Shares to be registered thereunder) and the denominator of which is the total number of common shares of the Company issued and outstanding (including the Bank Shares) immediately prior to the Subsequent Offering. The Bank may at any time sell all or a portion of the Bank Shares in one or more private transactions, and may in addition, demand up to two registrations of any or all of the Bank Shares at any time after July 31, 1997.

     In addition, the Bank agreed to release the existing guarantees of Messrs. Benou and Havasy on the effective date of the August 1995 Public Offering. Finally, pursuant to the restructured Credit Facility the Bank was granted the right to appoint a member to the Company's Board of Directors. See " Chase Manhattan Bank's Right To Appoint Director".

New  Terms  of  Credit Facility and Agreement  with  the  Selling
Securityholder

     The principal amount owing to the Bank under the Company's Credit Facility at June 30, 1996 was $1,012,500 and the unpaid accrued interest was $48,850. The Bank and the Company have entered into the Conolog Corporation Allonge, dated as of September 11, 1996, pursuant to which the Amended and Restated Term Note dated as of August 2, 1995 between the Company and the Bank (the "Note") was amended to permit the conversion by the Bank of the unpaid principal and interest due under the Note into 1,400,000 shares of the Company's Common Stock. The conversion right may be exercised by the Bank or its assignee. The Bank has deferred all payments of principal and interest under the Note until April 16, 1997.

     The Bank and CNL Holdings, Inc. ("CNL or the "Selling Securityholder") have entered into an Option and Purchase, Sale and Assignment Agreement dated as of September 12, 1996 (the "Option Agreement"). Under the Option Agreement the Bank has granted an option to CNL to purchase all of the Bank's interest in (i) the Amended and Restated Term Loan Agreement dated as of August 2, 1995 between the Company and the Bank, (ii) the Note and (iii) the 375,000 shares of the Company's Common Stock owned by the Bank. CNL paid $150,000 to the Bank for the option, which has an exercise price of $1,500,000 (a balance of $1,350,000) and an expiration date of April 15, 1997.

     The Company and CNL have entered into an agreement dated as of September 12, 1996 (the "Agreement"), whereby CNL has agreed to loan up to $2,500,000 to the Company under certain circumstances (as described below) and the Company has agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to register the 375,000 shares of Common Stock owned by the Bank and the 1, 400,000 shares of Common Stock into which the Note is convertible (collectively, the "Acquired Shares").

     The proceeds of the sale of the Acquired Shares will be applied as follows: the first $1,500,000 will be paid to CNL for the payments made to the Bank pursuant to the Option Agreement; 50% of the balance, up to $2,500,000, will be loaned to the Company (the "Loans") within five days of CNL's receipt of the proceeds.

     Each loan will be evidenced by a Note bearing interest at the rate of 4% per annum and will be due 12 months from the date of such Loan. At maturity, the Company will have the option to pay each Loan, together with all accrued interest thereon, by issuing shares of a new Series C Preferred Stock (the "Series C Preferred") having a value of $5.00 per share for purposes of such repayment.

     The Series C Preferred will be non-voting and carry a cumulative dividend of 8% per annum which may be payable by the issuance of shares of Common Stock valued at $5.00 per share up to a maximum of 40,000 shares per annum. The Series C Preferred will be convertible into common stock at the rate of one share of common stock for each share of Series C Preferred and have a liquidating preference of $5.00 per share.

     The Agreement also provides that for the two year period commencing on the issuance of any shares of Series C Preferred (the "Registration Period") CNL may elect to include its Series C Preferred in any post-effective amendment to the Registration Statement or any new registration statement under the Securities Act of 1933, as amended. In addition, the Agreement also provides that during the Registration Period, CNL may give notice to the Company to the effect that it desires to register its shares under the Act for public distribution in which case the Company will file a post-effective amendment to a then current registration statement or a new registration statement.

     Management believes that the foregoing transactions benefit the Company and its stockholders. In the event CNL exercises its option under the Option Agreement, exercises the conversion right under the Agreement and the offering of the Acquired Shares is successful, the Company has the opportunity to, in effect, exchange its debt for Preferred Stock and eliminate the Company's default under the Credit Facility.


Item 3. LEGAL PROCEEDINGS

The Company is not subject to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      See Prospectus filed in connection with a stock offering completed on August 1995.
           PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

     The Company's Common Stock and Warrants are thinly traded on the Nasdaq SmallCap Market, under the symbols
CNLG and CNLGW, respectively. Prior to the August 1995 Offering, the Common Stock was traded on the OTC Bulletin Board.

     The following table sets forth, for the periods indicated, the high and low bid and asked quotations of the Common Stock, based upon information supplied by the National Quotation Bureau for the years 1993, 1994, 1995 and the first two quarters of 1996. Such quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. The Company effected a 1-for-100 reverse stock split on August 16, 1995. As of October 9, 1996, the Company's Common Stock was held by approximately 843 shareholders of record.

                            Bid                     Asked


                      High       Low           High        Low


   1993

   First Quarter      .08        .05           .25         .14

   Second Quarter     .08        .05           .50         .14

   Third Quarter      .08        .04           .50         .14

   Fourth Quarter     .08        .04           .15         .14

   1994

   First Quarter      .05        .04           .15         .14

   Second Quarter     .05        .03           .15         .125

   Third Quarter      .05        .001          .15         .06

   Fourth Quarter     .015       .001          .10         .05

   1995

   First Quarter      .02        .01           .10         .05

   Second Quarter     .04        .01           .15         .05





     The following table sets forth, for the periods indicated, the high and low prices of the Company's Units (which no longer trade), Common Stock and Warrants traded on the Nasdaq SmallCap Market for the third and fourth of 1995 and the first three quarters of 1996:


                  Units        Common  Stock        Warrants


   1995      High     Low      High     Low       High     Low

   Third
   Quarter   18.5     14       8.50     5.75      4        2


   Fourth    19.25    14.75    9.25     6.25      3.25     1.25
   Quarter


   1996

   First     15       11       8.125    3.875      2        .9375
   Quarter

   Second    11.25    11.25    6.5625   4.25       1.      1.0156
   Quarter


   Third      __       ___     6.25     2.25       1.5      .50
   Quarter

DIVIDENDS

Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its Common Stock nor does the Company anticipate that such dividends will be paid in the foreseeable future. Rather, the Company intends to apply any earnings to the expansion and development of its business. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant. Until such time as the Credit Facility is paid in full, the Company is restricted from issuing any dividends on its capital stock.

Item 6.  SELECTED FINANCIAL DATA
                       Year Ended
                       July 31,
(in thousands, except   1996       1995        1994     1993     1992
per share amounts)

Operations Summary:
Net sales and other     $1,924    $2,091      $2,045   $1,486   $2,997
income

Net income (loss)
from                      294      (522)      (1,183)    (322)      72
continuing operations

Income (loss) from
continuing operations
per                      0.28      (0.12)      (0.27)   (0.07)   (0.16)
share

Income (loss) from
continuing operations
after
giving retroactive
effect to a 1 for                 (12.01)      (27.22)   (7.41)   1.60
100 reverse stock
split on August
16, 1995
Balance Sheet
Summary:
 Total assets          $3,928      $3,882       $3,739   $4,601   $4,586


Long-term debt and
capitalized lease      $5         $34           $3,830   $3,733   $2,655
obligations

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     In order to summarize the Company's operating results for the past three years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.


   Income & Expense Items as          Income &          Percentage
    a Percentage Of Revenues        Expense Items   Increase/Decrease
    From Operations
      For The Four Years Ended July 31

     1996    1995   1994                1996 to   1994 to    1993 to
                                          1995      1995      1994
    100.0%  100.0% 100.0%  Sales &       (8.0%)     2.3%      37.5%
                           other
                           income
    67.2%*   92.2*  98.4*  Cost of       (32.9)    (4.2)      203.6
                           products
                           sold
    49.2     44.2   41.7   Selling,       2.4       8.4         6.0
                           general &
                           administrat
                           ive
     6.8     12.1   17.7   Interest      (48.0)   (30.0)        7.8

    123.2   148.5  157.8   Total costs   (23.6)    (3.8)       78.8
                           & expenses
    (23.2) (48.5) (57.8)   Income        (56.0)    (14.3)    (269.8)
                           (loss)
                           before
                           taxes
       -    (23.5)     -   Income        100.0    (100.0)     (96.4)
                           taxes
                           (credits)
   (23.2)% (25.0)% (57.8)% Loss before   (14.4)%   (55.9)%   (267.4)%
                           extraordinary
                           item

* Includes write-offs for obsolete or excess inventories which were $944,970, $656,248 and $50,281 for 1994, 1995 and 1996, respectively.


Results of Operations

1996 Compared To 1995

     Revenues for the year ended July 31, 1996 decreased to $1,924,466 from $2,090,933 for the twelve months of the prior year, representing a decrease of 8.0%. Revenues declined as a result of a decline in sales in the military sector. The Company completed a large sale of switches to the military in Fiscal 1996 and did not have a comparable sale for Fiscal 1995.

     Gross margins for the year totaled $632,184 and $163,194, respectively, representing 32.9 % and 7.8%, respectively, of revenues. Gross margins were higher in 1996 due to the obsolete inventory write-off in 1995. Without the inventory write-off the 1996 and 1995 gross margin would have been 35,5% and 39.3%, respectively. The gross margin for 1996 was lower than 1995 without the inventory write-off due to the fact that higher than normal discounts were offered and taken on two major sales.

     Selling, general and administrative expenses increased from $924,524 in 1995 to $946,954 in 1996, representing an increase of 2.4%.  These expenses increased as a result of an  expansion
of  the  employment   base  and an increase  in  advertising  and
promotion costs.

     Interest expense totaled $134,854 for the year ended July 31, 1996 as compared to $253,686 in interest expense for the year ended July 31, 1995. The Company reached a debt restructuring agreement with the Bank during 1995 that resulted in having no interest expense for the quarter ended April 30, 1996.

     As a result of the foregoing, the Company reported a net loss of $293,552, or $.28 per share. The 1996 net profit was inclusive of a debt compromise of $740,376, net of a tax benefit of $492,352. This compares to a net loss of $522,044 or $.12 per share for the same period last year (after retroactive effect to a 1 for 100 reverse split on August 16, 1995 and after extraordinary item in 1996).

     As of July 31, 1996 the Registrant's backlog of orders was approximately $3.4 million, representing a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.


1995 Compared To 1994

     Total revenue increased $46,000, or 2.3%, from $2,045,000 in 1994 to $2,091,000 in 1995. The increase was attributable to an expansion in the commercial sector of the Company's business, which contributed $1,422,000 or 68% to total revenues in 1995, compared to $1,300,000 or 64% of total revenues in 1994.

     Costs of sales totaled $1,271,000 for the year ended July 31, 1995 as compared to $1,068,000 for the comparable period ended July 31, 1994, representing 60.8% and 52.2% of net revenues, respectively. Cost of sales increased as a result of product mix during the comparable years.
      A charge of $656,000 for inventory write-off was recorded during the year. This amount was exclusively due to certain inventories purchased for military programs in prior periods that were phased out. There was a comparable charge of $945,000 in fiscal 1994.

     The Company determined during the first quarter of 1995 that there was not sufficient information from the Government's Defense-Electronic Supply Center ("DESC") facility to permit the Company to make a quantitative determination of future sales. Inventory which totaled $656,000 was written off after management made an analysis of parts maintained for military and government orders compared to available inventories. This amount consisted of $318,000 for raw materials, $249,000 for work in progress and $89,000 for finished goods. There were comparable charges of $945,000 in the twelve month period ended April 30, 1994. This analysis consisted of a study of the forecasted requisitions of upcoming orders of the DESC, Conolog's principal defense customer. On examination of prospective sales, it was determined that the government had no requirements for Conolog's military products for at least the next twelve to eighteen months.

     As a result of the foregoing, gross profit margins totaled $163,914 or 7.8% of sales for the fiscal year ended July 31, 1995 as compared to $32,330 or 1.6% of sales for the same twelve month period in 1994. Exclusive of inventory adjustments, gross profit margins would have been 39% for the year ended July 31, 1995 and 48% for the year ended July 31, 1994.

     Selling, General and Administrative Expense totaled $925,000 or 44.2% of revenues, as compared to $ 853,000 or 41.7% of revenues for the comparable period last year.

     As a result of the foregoing, an operating loss of $761,000 was realized for the year ended July 31, 1995 as compared to an operating loss of $821,000 for the same period last year.

     Interest expense for the twelve months totaled $254,000 compared to $362,000 for the fiscal year ended July 31, 1994. The Bank had agreed to fix the total interest owed as of January 31, 1995 and to keep the amount unchanged through August 16, 1995. Accordingly, no interest expense was accrued from February 1, 1995 through July 31, 1995.

     As a result of the foregoing, the Company incurred a net loss of $522,000 for the twelve months ended July 31, 1995, compared to a net loss of $1,183,000 for the same period last year. The loss in 1995 was reduced by the income tax benefit derived from previously incurred operating losses not deducted. The losses, as a result of the Registration, will be deductible against forgiveness of indebtedness income.

     As of July 31, 1995 the Company's backlog totaled $1.3 million, consisting of a mix of military and commercial telecommunication products, compared to $1.5 million at July 31, 1994. The Company anticipates its commercial shipments to continue to grow as a percentage of total sales in the foreseeable future.

1994 Compared to 1993

     Sales and other income increased $558,500, or 37.5% from 1993. The increase was due to the concentration of marketing to non-government customers, which began several years ago. Government sales in fiscal 1994, as well as in fiscal 1993 were approximately $700,000 per year. In fiscal 1992 and earlier, government sales exceeded $2,000,000 per year.

     During the quarters ended October 31, 1993, January 31, 1994 and April 30, 1994 not all government requisitions for procurements had been posted at the government's Defense Electronics Supply Center ( DESC ) facility in Dayton, Ohio. Until all requisitions for future procurements were listed, the Company could not determine which items would be phased out or not procured at all.

     Based upon the open requisitions by DESC, during the last quarter of the fiscal year, it was demonstrated that a much reduced future for potential business existed. Based on the reduced potential quantities, the Company wrote off a commensurate percentage of its related military inventory, which amounted to $944,970. In addition, the Company wrote off any parts that had not been required for products for 4 years and for which no orders had been received in the past 2 years and no orders anticipated in the coming year. On this basis, the Company determined that the utility of these parts was zero.

     It has been the experience of the Company that when no orders are received for a product for a period of 2 years, none were received in the third or subsequent years. The same is true for any parts that had not been called for production for 4 years. General parts are interchangeable and unless they are earmarked for a specific job, a 4 year life is considered normal.

     Costs of products sold is a distorted figure, 98.4%, since
approximately $945,000 of old inventory was written off.   Had
this write-off not occurred, the cost of sales would have been 52.2%. Although this percentage was greater than normal, the lack of available cash hampered management's ability to buy product at more favorable prices. Inventory was written off in the last quarter of the fiscal year after an analysis was made of parts in the stockroom that were at least four years old and for which no orders had been received in the past two years.

     Selling, general and administrative costs increased $48,000 from 1993, or 6%, due primarily to increased salaries.

     Interest expense increased by $26,000, or 7.6%, due to an increase in rates. Approximately $483,000 of interest to the Bank has been accrued but unpaid. Under the new restructured loan agreement, that interest was to be paid off beginning July 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1996 was $1,914,981 compared to a deficit of $2,229,171 at year ended July 31, 1995. The improvement in the working capital is the result of the August 1995 Offering, as described in more detail under Results of Operations.

     The Company is technically in default of its bank loan to the Bank due to non-payment of principal and interest since January 1996. However, the Bank has agreed to defer any payments at this time since they have signed an Allonge Agreement with the Company in September 1996 (see below). The total debt is on the balance sheet as current as of July 31, 1996. Interest has been accrued through July 31, 1996.

     Accounts receivable have increased from $171,541 at year-end July 31, 1995 to $304,020 at July 31, 1996. This increase has been caused by slower payment procedures by certain Government agencies, a smaller discount policy currently offered to customers of normal sales and sales having been made to several customers for export with acceptance at destination, which historically extends the collection period.

     Management feels that it has leased or acquired sufficient equipment to meet its capital expenditure needs for the next year. Obligations under capital leases which are presently in effect are approximately $34,000 for the year and somewhat less thereafter. Historically, the Company has always leased equipment. Its annual lease obligations have ranged from $59,000 in 1993 to its present figure of $34,000. The Company's liquidity and working capital have been effected by these obligations and will continue to be so since the operation is dependent upon the use of this equipment.

     For the past year, the Company's marketing emphasis has been directed to the electric utility industry since its Iniven line produces a variety of products used by them. Most of the products offered must be tested for quality, endurance, etc. for a period of time by the potential customer. Management is of the opinion that much of the testing will be completed in the coming year and sales will be forthcoming from the results of these tests. Accordingly, it is anticipated that sales and profits will be higher in the next twelve months as compared to the past twelve months.

     New  Terms  of Credit Facility and Agreement  with  the
Selling Securityholder

     The principal amount owing to the Bank under the Company's Credit Facility at July 30, 1996 was $1,012,500 and the unpaid accrued interest was $52,988. The Bank and the Company have entered into the Conolog Corporation Allonge, dated as of September 11, 1996, pursuant to which the Amended and Restated Term Note dated as of August 2, 1995 between the Company and the Bank (the "Note") was amended to permit the conversion by the Bank of the unpaid principal and interest due under the Note into 1,400,000 shares of the Company's Common Stock on or before April 16, 1997. The conversion right may be exercised by the Bank or its assignee. The Bank has deferred all payments of principal and interest under the Note until April 16, 1997.

     The Bank and CNL Holdings, Inc. ("CNL or the "Selling Securityholder") have entered into an Option and Purchase, Sale and Assignment Agreement dated as of September 12, 1996 (the "Option Agreement"). Under the Option Agreement the
Bank has granted an option to CNL to purchase all of the Bank's interest in (i) the Amended and Restated Term Loan Agreement dated as of August 2, 1995 between the Company and the Bank, (ii) the Note and (iii) the 375,000 shares of the Company's Common Stock owned by the Bank. CNL paid $150,000 to the Bank for the option, which has an exercise price of $1,500,000 (a balance of $1,350,000) and an expiration date of April 15, 1997.

     The Company and CNL have entered into an agreement dated as of September 12, 1996 (the "Agreement"), whereby CNL has agreed to loan up to $2,500,000 to the Company under certain circumstances (as described below) and the Company has agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to register the 375,000 shares of Common Stock owned by the Bank and the 1,400,000 shares of Common Stock into which the Note is convertible (collectively, the "Acquired Shares").

     The proceeds of the sale of the Acquired Shares will be applied as follows: the first $1,500,000 will be paid to CNL for the payments made to the Bank pursuant to the Option Agreement; 50% of the balance, up to $2,500,000, will be loaned to the Company (the "Loans") within five days of CNL's receipt of the proceeds.

     Each loan will be evidenced by a Note bearing interest at the rate of 4% per annum and will be due 12 months from the date of such Loan. At maturity, the Company will have the option to pay each Loan, together with all accrued interest thereon, by issuing shares of a new Series C Preferred Stock (the "Series C Preferred") having a value of $5.00 per share for purposes of such repayment.
     The Series C Preferred will be non-voting and carry a cumulative dividend of 8% per annum which may be payable by the issuance of shares of Common Stock valued at $5.00 per share up to a maximum of 40,000 shares per annum. The Series C Preferred will be convertible into common stock at the rate of one share of common stock for each share of Series C Preferred and have a liquidating preference of $5.00 per share.

     The Agreement also provides that for the two year period commencing on the issuance of any shares of Series C Preferred (the "Registration Period") CNL may elect to include its Series C Preferred in any post-effective amendment to the Registration Statement or any new registration statement under the Securities Act of 1933, as amended. In addition, the Agreement also provides that during the Registration Period, CNL may give notice to the Company to the effect that it desires to register its shares under the Act for public distribution in which case the Company will file a post-effective amendment to a then current registration statement or a new registration statement.

     Management believes that the foregoing transactions benefit the Company and its stockholders. In the event CNL exercises its option under the Option Agreement, exercises the conversion right under the Agreement and the offering of the Acquired Shares is successful, the Company has the opportunity to, in effect, exchange its debt for Preferred Stock and eliminate the Company's default under the Credit Facility.




Inflation

     Management believes that the results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Conolog Corporation, together with notes and the Independent Auditors Report, are set forth immediately following Item 14 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                            PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                           MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 1996.

NAME AGE          POSITION

Robert S. Benou      62            President and Director

Arpad J. Havasy      60            Executive Vice President,
                                   Secretary, Treasurer and
                                   Director

Louis S. Massad      59            Director

Marc  R.  Benou      29            Vice President,  Assistant
                                   Secretary and Director

Thomas Fogg          61            Vice President-Engineering

Al   Vnencak         49            Vice  President-Sales  and
                                   Marketing



     Robert S. Benou has served as President and a Director of the Company since 1968. Mr. Benou is responsible for military products, new product development and supervision of sales and marketing. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou.

     Arpad J. Havasy has served as the Company's Executive Vice President and Director since 1968. Mr. Havasy is a graduate of Electromos E's Gepeszeti Technikum (Hungary) and the University of Budapest. In addition, Mr. Havasy has attended courses at both Rutgers University and the American Management Association. Mr. Havasy is on total disability.

     Louis S. Massad has been a Director of the Company since April 1995. Mr. Massad has been Vice President, Chief Financial Officer and Director of Computer Power Inc. since 1986. Mr. Massad holds a BS and MS degree from Cairo University (Egypt) and an MBA from Long Island University, New York.

     Marc R. Benou joined the Company in 1991 and is responsible for material, purchasing and inventory control. In March 1995, he was elected Vice President, Assistant Secretary and a Director
 .   Mr. Benou attended Lehigh and High Point University and holds a BS degree in Psychology and a BS in Business Administration and
Management.   Marc R. Benou is the son of Robert  S.  Benou,  the
Company's President.

     Thomas R. Fogg joined the Company in 1976 as Chief Engineer responsible for analog and guidance projects. Since 1986, when he became Vice President-Engineering, he led the design team in the development of the Company's commercial products. Mr. Fogg holds a BSEE degree from Lafayette College and a MSEE degree from Rutgers University. Mr. Fogg is a fellow of the Institute of Electrical and Electronic Engineers and has published articles on delay equalization and the use of crystal resonators.

     Al Vnencak joined the Company in 1991 and is responsible for Iniven product sales and marketing. In October 1995 he was elected Vice President of Sales and Marketing. Mr. Vnencak received his electronics training while in the US Navy with the 7th Fleet and was awarded a meritorious service medal for his activities. Prior to joining the Company Mr. Vnencak was system engineering manager and director of international sales for 21 years with RFL Industries, Inc.


     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.


     Section 16 (a) Beneficial Ownership Reporting Requirements
     There were no deliquent or untimely filers during the fiscal year.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President, the only executive officer whose aggregate remuneration exceeded $100,000 in each of the three Company's fiscal years ended July 31, 1996, 1995 and 1994:

                      Summary Compensation Table

                         Annual Compensation         Long Term Compensation

Name and                             Other Annual
Principal   Fiscal                   Compensation
Posititon   Year-End  Salary  Bonus                  Awards   Payouts

             1996    $150,000
Robert
Benou,
President    1995    $150,000

             1994    $170,000


_________________


     The Company did not grant any stock options or stock appreciation rights during the fiscal year ended July 31, 1996 to any of its officers, directors or employees. As of July 31, 1996 none of them had any outstanding stock options or stock appreciation rights. Furthermore, none of them received awards under long-term incentive plans that are stock based during the three fiscal years referred to above. However, these and other benefits may be adopted in the future if they are authorized by the Board of Directors.

Incentive Stock Option Plan

     On May 15, 1995, the Board of Directors of the Company adopted and on August 14, 1995, the shareholders approved the Conolog Corporation 1995/1996 Stock Option Plan (the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code (the "Code") or nonqualified stock options. Under the Option Plan, a Stock Option Committee (the "Option Committee") of the Board is authorized to grant options to purchase up to 200,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the Option Plan and designates the optionees, the type of options to be granted (i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

     Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant. All incentive stock options under the Option Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each option must be exercised, if at all, within ten (10) years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exerciseable for the first time in a single calendar year. All incentive stock options must be exercised by an option within three (3) months after termination of the optionee's employment, unless such termination is as a result of death, disability or retirement. In the event an optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of twelve
(12) months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of twenty four (24) months following such termination.

     Nonqualified stock options under the Option Plan are generally subject to the same rules as discussed above. Nonqualified stock options may, however, also be granted to directors and consultants, whether or not such individuals are employees of the Company. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

     No incentive stock options or non-qualified options have been granted.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth the beneficial ownership of outstanding shares of Common Stock of the Company as of the date hereof by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding Common Stock, by all directors of the Company, and by the directors and officers of the Company as a group.


      Name and             Amount and
      Address  of          Nature of        Percentage of Outstanding Shares (1)
   Beneficial Owner   Beneficial Ownership   Before Offering  After Offering (6)


     Robert S. Benou (2)     1,904,614 (2)        78.3% (3)    5.3% (3)

     Arpad J. Havasy (2)        33,397             3.2%        1.4

     Chase Manhattan Bank(4) 1,775,000            72.9          -
     270 Park Avenue
     New York, NY  10017

     CNL Holdings, Inc.(5)   1,775,000            72.9          -
     750 Lexington Ave.
     New York, NY  10022

     Marc R. Benou (2)       -

     Louis Massad  (2)       -

     Thomas Fogg   (2)             200               *          *

 All Directors and Officers
 as a Group (5 persons)      1,938,211 (3)          81.5%(3)    6.7%

(1) Does not include treasury stock. See "Financial Statements". Does not include possible issuance of (i) 1,135,750 shares of Common stock issuable upon exercise of 1,135,750 Class A Warrants, (ii) 41,000 shares of Common Stock issuable upon exercise of a Unit Purchase Option issued to the Public Offering Underwriter and (iii) 20,500 shares of Common Stock issuable upon exercise of Class A Warrants contained in such Unit Purchase Option.

(2)  The address for these individuals is c/o Conolog
Corporation, 5 Columbia Road, Somerville, New Jersey 08876.

(3) This amount includes 1,775,000 shares which CNL Holdings, Inc. (the "Selling Securityholder") has the option to purchase from the Chase Manhattan Bank (the "Bank") of which 375,000
shares are presently owned by the Bank and 1,400,000   shares
may be acquired by conversion of the Chase Manhattan Note. Mr. Benou has the sole power to vote in the event the Selling Securityholder exercises its option to purchase the shares of Common Stock and execises the conversion rights of the Chase Manhattan Note. See "Business - Credit Facility - New Terms of Credit Facility and Agreement with the Selling Securityholder."


(4)  See "Business - Credit Facility."  This amount includes conversion of the Chase Manhattan Note into 1,400,000 shares of
Common    Stock.

(5) Includes 375,000 shares presently owned by Chase Manhattan Bank and 1,400,000 shares of Common Stock issuable upon conversion of the Chase Manhattan Note, all of which are subject to an option to purchase by CNL Holdings, Inc., the Selling Securityholder. See "Business - Credit Facility" and "Selling Securityholder and Plan of Distribution."

(6) Assumes the sale of 1,775,000 shares of Common Stock by the Selling Securityholder.


     * Less than 1%


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Chase Manhattan Bank's Right to Appoint Director

     Under the terms of the Credit Facility, the Bank has the right, for a period of three years through August 16, 1998, to nominate one person to serve on the Company's Board of Directors, and upon such nomination the Board shall take the action necessary to cause the Bank's nominee to be elected to the Board. If the Bank does not exercise this right, it may appoint an advisor, who will be entitled to attend all meeting of the Board of Directors. To date, the Bank has not exercised either right. See "Business - Credit Facility".

                      CERTAIN TRANSACTIONS

     On August 16, 1995, the Company effected a 1-for-100 reverse stock split of its Common Stock on all shares of Common Stock outstanding as of that date.

     On August 16, 1995, holders of 19,360 shares of the Company's Series B Preferred Stock (Robert Benou and Arpad J. Havasy, officers and directors of the Company) converted their shares of Series B Preferred Stock into 387,200 shares of Common Stock (3,872 post-split shares).

     On  August  16,  1995, $381,533 of the $420,179  of  accrued dividends on the Series B Preferred Stock at December 31, 1994 were converted into 76,306 shares of Common Stock and the remaining dividends due to such holders (Messrs. Benou and Havasy) were waived.

     As of April 30, 1995, Messrs. Benou and Havasy have advanced $139,196 to the Company for working capital purposes. No formal repayment plan or interest charges have been established at this time. In addition, the officers have not been paid their salaries since August 1, 1992.

     On August 16, 1995, accrued salaries of $309,109 owed by the Company to Mr. Benou were converted into 61,822 shares of Common
Stock

     Payment of the Company's liabilities to the Bank under the Credit Facility were guaranteed by Mr. Benou to the extent of $965,000 and Mr. Havasy to the extent of $492,000. Their respective guarantees were secured by a pledge to the Bank of all Common Stock and Series B Preferred Stock owned by each of them. As a result of the August 1995 Offering, the Bank released the guarantees.

     Article Eighth of the Company's Certificate of Incorporation provides that the Company shall, to the full extent permitted by
Section 145 of the Delaware General Corporation Law, as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto.

     Section 145 of the General Corporation Law of the State of Delaware authorizes a corporation to provide indemnification to a director, officer, employee or agent of the corporation, including attorneys' fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with such action, suit or proceeding, if such party acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful as determined in accordance with the statute, and except that with respect to any action which results in a judgment against the person and in favor of the corporation the corporation may not indemnify unless a court determines that the person is fairly and reasonably entitled to the indemnification.



     Section 145 further provides that indemnification shall be provided if the party in question is successful on the merits.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. If a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person in connection with the securities being registered) the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

     The Company has adopted a policy that transactions with affiliated entities or persons will be on terms no less favorable than could be obtained from unrelated parties and that all transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the Company's Board of Directors.

;


                             PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K
(a)Financial Statements

Balance Sheets as of July 31, 1996 and 1995                      F-2
Statements of Income  for the years ended July 31, 1996 and 1995
                                                                 F-3
Statements of Stockholders' Equity ( Deficiency )for the years
ended July 31,1996 ,1995 and 1994                                F-4
Statements of Cash Flows for the years ended July 31, 1995 and
1994                                                             F-5
Notes to Financial Statements                                    F-6

     Index of Exhibits
Item 16.  Exhibits.

Exhibit No.Description of Exhibit

1(a)*       Form of Underwriting Agreement

1(b)*       Form of Selected Dealer Agreement

            1(c)*                   Form   of   Agreement   Among
            Underwriters

            3(a)                  Certificate of Incorporation  -
            incorporated   by   reference  to  the   Registrant's
            Exhibit  3.01 to Registration Statement on  Form  S-1
            (File No. 2-31302).

                (b) Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Exhibit 3.02 to the Registrant's Registration Statement on Form S-1 (File No. 2-31302).

                (c)                 Certificate of  Amendment  of
            Certificate   of   Incorporation   incorporated    by
            reference  to  Exhibit 4 to the Registrant's  Current
            Report on Form 8-K for July 1971.

                (d) Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant's name from "Data Sciences Incorporated" to "DSI Systems, Inc." - incorporated by reference to Exhibit 3.03(a) to the Registrant's Registration Statement on Form S-1 (File No. 2-31302).

                   (e) Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to
            Exhibit 3.04 to the Registrant's Registration Statement on Form S-1 (File No. 2-31302).

                   (f) Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series B Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to
            Exhibit 1 to the Registrant's Current Report on Form 8-K for November 1972.

                (g) Certificate of Ownership and Merger respecting merger of Conolog Corporation into the Registrant and the changing of the Registrant's name from "DSI Systems, Inc." to "Conolog Corporation" - incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K for June 1975.

                (h)                Amended By-Laws - incorporated
            by  reference  to  Exhibit 3(h)  to the  Registrant's
            Annual Report on Form 10-K for the fiscal year  ended
            July 31, 1981.

4(a)*       Specimen   Certificate for shares of Common Stock

 (b)*       Specimen Certificate for Class A Warrant

 (c)*       Form of Warrant Agreement

 (d)*       Form of Representative's  Unit Purchase Option

 (e)*       Form  of Financial Consulting Agreement

 5.** Opinion of Bernstein & Wasserma on legality of securities being registered.

10.1        Credit  Facility  documents between  Manufacturers Hanover
            Trust Company and the Registrant pursuant to which Registrant obtained a Credit Facility for $4,000,000 - incorporated by
            reference   to   Exhibit  6A-D  to  the  Registrant's
            Current Report on Form 8-K dated April 5, 1989.

10.2  *     Conolog Corporation 1995/1996 Stock Option Plan.

10.3 *** Option and Purchase, Sale and Assignment Agreement, dated as of September 12, 1996 by and between The
            Chase Manhattan Bank and CNL Holdings, Inc.

10.4 ***    Irrevocably Proxy dated as of September 12,  1996  by
            and   between   CNL   Holdings,  Inc.   and   Conolog
            Corporation.

10.5 ***    Agreement  dated September 12, 1996  by  and  between
            CNL Holdings, Inc. and Conolog Corporation.



*    Incorporated  by reference to the Registrant's  Registration
Statement on Form S-1 (33-92424).
**  To be filed by Amendment.
***  Incorporated  by reference to the Registrant's  Registration
Statement file on Form S-1 (File No 0-8174) as filed on  October
16, 1996




(b) Reports on Form 8-K
               None
                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           Conolog Corporation
                                               By:
October  24, 1996                          /s/ Robert S. Benou
                                 President, Chief Executive
Officer and
                                          Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


October 24, 1996
                                   /s/Robert S. Benou
                                   President, Chief Executive
Officer
                                   and Chairman of the Board

October 24, 1996                   /s/Arpad J. Havasy
                                   Executive Vice President,
Secretary,
                                   Treasurer and Director

October 24, 1996                   /s/Marc R. Benou
                                   Vice President,Assistant
Secretary                          and Director

October 24, 1996                   /s/Louis S. Massad
                                   Director

_______________________________

                            Conolog Corporation

                            Financial Statements

                               July 31, 1996


                         Annual Report on Form 10-K

                       Item 8, Item 14 (a)(1) and (2)

                            Financial Statements

                          Year Ended July 31, 1996




                            Conolog Corporation

                           Somerville, New Jersey

              Form 10-K - Item 14 (a) (1) and (2)

               Index to the Financial Statements

                      Conolog Corporation

                         July 31, 1996






The following financial statements of the registrant are included in Item 14:

 Balance Sheets - July 31, 1996 and 1995                 F-2

 Statements of Income -Years Ended July 31, 1996,
  1995 and 1994                                          F-3

 Statements of Stockholders' Equity (Deficiency) -Years
  Ended July 31, 1996, 1995 and 1994                     F-4

 Statements of Cash Flows -Years Ended
  July 31, 1996, 1995 and 1994                           F-5

 Notes to Financial Statements                          F-6-10






              Independent Auditors' Report


Board of Directors
Conolog Corporation


We  have  audited  the  accompanying  balance  sheets  of
Conolog  Corporation at July 31, 1996 and 1995,  and  the
related   statements  of  income,  stockholders'   equity
(deficiency) and cash flows for each of the  three  years
in  the  period  ended  July 31, 1996.   These  financial
statements  are  the  responsibility  of  the   Company's
management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation at July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.




Bridgewater, New Jersey
October 8, 1996

                         Conolog Corporation
                            Balance Sheets


                                                      July 31,

                                                  1996         1995
Assets

Current Assets

  Cash                                        $  178,213    $  27,577

  Accounts receivable - less allowances of       304,020      171,541
  $14,000 and $10,000 in 1996 and 1995,
  respectively

  Inventories:
    Finished goods                             1,494,289      529,812

    Work-in-process                              129,675      831,410

    Materials and supplies                     1,313,816    1,236,905


                                               2,937,780    2,598,127


                                                  43,517       25,683
  Other current assets

  Deferred tax asset                                   -      492,352

  Deferred offering costs                              -       86,154


                                               3,463,530    3,401,434


Property, plant and equipment

  Land and improvements                           34,524       34,524

  Building and improvements                      659,477      651,977

  Machinery and equipment                      1,289,578    1,298,844

  Furniture and fixtures                         330,735      304,472


                                               2,314,314    2,289,817

  Less allowance for depreciation and          1,880,408    1,820,922
  amortization

                                                 433,906      468,895


Other assets                                      30,398       11,906



       Total Assets                         $  3,927,834  $ 3,882,235





                                                      July 31,

                                                  1996         1995

Liabilities

Current liabilities

  Note payable - bank                       $  1,012,500  $ 3,798,000

  Accounts payable                               280,629      287,630

  Accrued payroll                                 41,716      499,761

  Accrued interest                                64,699      654,618

  Bridge loan                                          -      200,000

  Other accrued expenses                         115,723      135,936

  Current maturities of capitalized lease         33,282       54,660
  obligations



       Total current liabilities               1,548,549    5,630,605

Other liabilities

  Capitalized lease obligations, less              4,973       34,103
  current maturities

  Due to officers                                      -      161,705

                                                   4,973      195,808



Stockholders' equity (deficiency)

  Preferred stock, par value $.50; series A;      77,500       77,500
  4% cumulative; 162,000 shares authorized;
  155,000 shares issued and outstanding

  Preferred stock, par value $.50; series B;         597       10,661
  $.90 cumulative; 50,000 shares  authorized;
  issued and outstanding 1,167 shares in 1996
  and 21,321 in 1995

  Common stock, par value $1.00; 6,000,000     1,035,186       52,239
  shares authorized; issued 1,035,186 shares in 1996 and 52,239 in 1995, including 8,776 shares held in treasury

  Additional paid-In capital                   4,401,636      952,994

  Retained earnings (deficit)                 (3,008,873)  (2,905,838)

  Treasury shares at cost                       (131,734)    (131,734)

    Total stockholders' equity (deficiency)    2,374,312   (1,944,178)


Total liabilities and stockholders'equity   $  3,927,834  $ 3,882,235









                         Conolog Corporation
                         Statements of Income


                                           Year Ended July 31,

                                    1996          1995         1994

Sales and other income         $ 1,924,466  $  2,090,933  $ 2,044,860

Costs and expenses:

  Cost of products sold          1,242,001     1,270,771    1,067,560

   Selling, general and             946,954       924,524      852,951
  administrative

   Interest                         131,854       253,686      362,317

   Write-off of obsolete or          50,281       656,248      944,970
  excess inventories

                                  2,371,090     3,105,229    3,227,798

Loss before income taxes and      (446,624)   (1,014,296)  (1,182,938)
xtraordinary items

Income taxes (benefit)                 200      (492,252)          50

Net loss before extraordinary     (446,824)     (522,044)  (1,182,988)
items

Extraordinary item                 740,376             -            -

Net income (loss)                $ 293,552    $ (522,044) $(1,182,988)


Earnings (loss) per share of     $     .28    $    (.12)    $   (.27)
common stock


                                      Conolog Corporation
                        Statement of Stockholders' Equity (Deficiency)

              Series A  Series B     Common      Additional  Retained    Treasury        Total
              Preferred Preferred    Stock        Paid-in    Earnings     Stock       Stockholders'
                Stock     Stock                   Capital    (Deficit)                   Equity
                                                                                      (Deficiency)

Balance at     $77,500   $10,661      $52,239      $952,994  $(1,200,806) $(131,734)   $(239,146)
July 31, 1993

Net loss for         -         -           -          -       (1,182,988)     -       (1,182,988)
the year

Balance at      77,500    10,661       52,239       952,994   (2,383,794)  (131,734)  (1,422,134)
July 31, 1994

Net loss for         -         -           -          -        (522,044)         -      (522,044)
the year

Balance at      77,500    10,661       52,239       952,994  (2,905,838)  (131,734)   (1,944,178)
July 31, 1995

Public stock         -   (10,064)     982,947     3,448,642    (396,587)         -     4,024,938
offering

Net income for       -         -           -          -         293,552          -       293,552
the year

Balance at     $77,500   $   597     $1,035,186  $4,401,636  $(3,008,873) $(131,734)  $2,374,312
July 31, 1996

                         Conolog Corporation
                       Statements of Cash Flows

                                              Year Ended July 31,

                                         1996       1995       1994

Cash Flows From Operating Activities

  Net Income (Loss)                  $  293,552  $(522,044)  $(1,182,988)

  Adjustments to Reconcile Net
  Income to Net Cash Provided
  (Used) by  Operating Activities

  Deferred income taxes                 492,352   (492,352)           -

  Depreciation and amortization          64,994     60,396        57,529
  Gain on disposition of equipment       (3,420)        -             -

  Provision for losses on accounts        9,000         -        (28,561)
  receivables

  (Increase) decrease in operating
  assets

  Accounts receivable                  (141,479)    74,529       (58,051)

  Inventories                          (339,653)   392,058       874,989

  Other current assets                  (17,834)    (3,394)       22,555

 Increase (decrease) in operating
 liabilities

  Accounts payable                       (7,001)    12,330        38,459

  Accrued expenses and other         (1,068,177)   417,484       398,239
  liabilities

Net cash provided (used) by            (717,666)   (60,993)      122,171
operating activities


Cash Flows From Investing Activities

  Purchase of property, plant and       (43,163)   (19,625)      (44,675)
  equipment

  Proceeds from sale of equipment        18,666         -             -

Net cash used in investing              (24,497)   (19,625)     (44,675)
Activities


Cash flows from financing activities

  Deferred offering costs                86,154    (86,154)          -

  Increase from public stock offering 4,421,525         -            -


  Proceeds from long-term borrowings         -          -        75,000

  Increase (decrease) in bridge loan   (200,000)   200,000           -

  Repayments of long-term borrowings (2,836,008)   (38,681)     (53,098)

  (Increase) reductions in other        (20,580)       325       20,672
  assets

  Dividends paid                       (396,587)        -            -


  Increase (decrease) in due to        (161,705)    17,302     (137,333)
  officers

Net cash provided (used) by             892,799     92,792      (94,759)
financing activities


Net increase (decrease) in cash         150,636     12,174      (17,263)

Cash at beginning of period              27,577     15,403       32,666

Cash at end of period                 $ 178,213   $ 27,577     $ 15,403




SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

  Cash paid during the year for:

  Interest paid                       $ 772,773   $102,816     $ 90,917

  Taxes paid                          $     125   $     50     $     50

SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES

  Capitalized lease obligations       $      -    $ 56,550     $     -
  incurred for use of equipment


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business
    The principal business activity of Conolog Corporation (the "Company") is the design, manufacturing and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmission and reception and other communication areas. The Company's products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets. The Company's customers include primarily industrial customers, which include power companies and various branches of the military.

  Revenue Recognition
    Sales  are  generally  recognized when the products  are  shipped.
    Sales under certain fixed-price-type contracts, where progress payments are received, are recognized when work is performed.

  Inventories
    Inventories are stated principally at average cost which is not in excess of market.

  Property, Plant and Equipment
    Property,   plant  and  equipment  are  carried  at   cost,   less
    allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets.

  Income (Loss) Per Share of Common Stock
    Income (loss) per share of common stock is computed by dividing net earnings (loss) (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The effect of assuming the exchange of the Series A Preferred Stock and Series B Preferred Stock in 1996 would be anti-dilutive.

  Income Taxes
    Deferred income taxes have been provided for in accordance with Statement No. 109 of the Financial Accounting Standards Board. Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in difference periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they related. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse.

  Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




NOTES PAYABLE - BANK

  On August 16, 1995, the Bank exchanged debt obligations for (a) 250,000 cash; (b) $1,205,000 Five-year term loan and (c) 375,000 shares of Common Stock.

  The five-year term loan of $1,025,000 bears interest at the Bank's refinance rate, plus 1 1/4% to be amortized as follows:
    - eight (8) quarterly payments of $12,500, beginning October 1995 through July 1997,
    - eight (8) quarterly payments of $25,000, beginning October 1997 through July 1999,
    - three (3) quarterly payments of $28,125, beginning October 1999 and ending April 2000,
    - a balloon payment of $640,625, due July 2000.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  As a result of the above transaction, the Company realized a $1,232,728 gain on debt compromise. In addition, the Bank released the existing guarantees of Messrs. Benou and Havasy on the Closing Date.

  At  July  31, 1996, the Company was in default with the  bank.   The
  company  is  negotiating  the  total  bank  debt  to  equity.   (See
  Subsequent Events Note.)

DUE TO OFFICERS

  Effective July 31, 1995 interest has been accrued from inception on these advances at the cumulative rate of 12% of the outstanding balances. Total accrued interest on these advances, included in accrued interest in the accompanying financial statements, is $7,563 and $65,889 for the years ended at July 31, 1996 and 1995.

CAPITAL STOCK

  The Series A Preferred Stock provides 4% ($.02 per share) cumulative dividends, which were $83,700 ($.54 per share) in arrears at July 31, 1996. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $12.00 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

  The  Series B Preferred Stock provides cumulative dividends of  $.90 per share which were $426,860 ($366 per share) in arrears at July 31, 1996. In addition, each share of Series B Preferred Stock is convertible into 392 shares of Common Stock. The Company may redeem the Series B Preferred Stock at $15 per share plus accrued and unpaid dividends.

  The Company has reserved 155,392 shares of Common Stock for Series A and B Preferred Stock.





WRITE-OFF OF OBSOLETE OR EXCESS INVENTORIES

  During 1996, the Company recorded a write-off of obsolete or excess inventories of $50,281. During 1995 and 1994, the Company recorded a write-off of obsolete or excess inventories of $656,248 and $944,970, respectively.

  The  inventory  written off was military related.   In  management's
  opinion these items will not be reordered in the foreseeable future.

INCOME TAXES

Income taxes are comprised of the following:

                                                   July 31,
                                        1996        1995       1994

Deferred Income Taxes (Benefit)     $      -    $(492,352)   $     -

  Current Income Taxes
     Federal                               -           -           -
     State                                200         100          50

                                     $    200   $(492,252)   $     50

  Taxable income differs from financial statement income due to the effect of non-deductible permanent tax differences. These permanent tax differences include officer's life insurance premiums and non-deductible entertainment expenses.

  At July 31, 1996 the Company has a net operating loss carryforward of approximately $2,968,000 for financial reporting purposes and approximately $3,025,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $490,000 of the carryforward expires in 2003, $346,000 expires in 2008, $1,232,000 expires in 2009 and $957,000 expires in 2010.
  For state purposes the carryforward is approximately $2,187,000; $57,000 expires in 2000, $1,232,000 expires in 2001 and $898,000 expires in 2002. Also, at July 31, 1995 the Company has unused tax credits available of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

  The above net operating loss created deferred tax asset that has been fully reserved. The amount is $1,185,209.

EXTRAORDINARY ITEM

  On August 16, 1995 the Company's Bank debt was restructured resulting in debt forgiveness of $1,232,728. This created a deferred tax asset at July 31, 1995 of $492,352. When the debt forgiveness occurred, the Company wrote off its deferred tax asset against the forgiveness of debt, resulting in extraordinary income of $740,376.

LEASES

  The Company leases automobiles, machinery and equipment, and furniture and fixtures under leases which expire over the next three years. The rental payments are based on minimum rentals and charges for mileage in excess of specified amounts for the automobiles. The leases for machinery and equipment and furniture and fixtures contain a bargain purchase option exercisable after the initial lease term.
LEASES (CONTINUED)

  Property, plant and equipment include the following amounts for leases that have been capitalized:

                                                  July 31,
                                             1996         1995

     Machinery and equipment             $  303,574    $ 322,239

     Less allowance for amortization        263,832      248,013

                                         $   39,742    $  74,226

  Lease amortization is included in depreciation expense.

  Future minimum payments, by year and in the aggregate, under capital leases consisted of the following as of July 31, 1996:


     1997                                              $  33,719

     1998                                                  5,050

     Total minimum lease payments                         38,769

     Less amounts representing interest                    (514)

     Present value of net minimum lease payments          38,255

     Less, current maturities of capitalized lease        33,282
     obligations

     Long-term capitalized lease obligations           $   4,973

  The Company leases various equipment under noncancellable operating leases expiring through July 2000. Future minimum rental payments under the above leases are follows:

          Year Ended July 31,

          1997                                         $   7,659

          1998                                             4,808

          1999                                             4,808

                                                       $  17,275

  Total rental expense for all operating leases of the Company amounted to approximately $10,353, $11,447 and $16,850 during the years ended July 31, 1996, 1995 and 1994, respectively.







MAJOR CUSTOMERS AND EXPORT SALES

  The following summarizes sales to major customers (each 10% or more of net sales) by the Company:


   Year Ended                Sales to     Number of    Percentage
                               Major      Customers        of
                             Customers                   Total


     1996                   $ 401,840         1            21

     1995                     424,849         1            20

     1994                     597,000         1            29

  During 1996 the Company had export sales of $401,840. In 1995 and 1994 the Company did not have any export sales.

SUBSEQUENT EVENTS

  On September 11, 1996, the Company entered into an allonge agreement with the bank whereby the bank may at any time before April 15, 1997 convert the then unpaid amount of principal and interest due under the Amended and Restated Term Note dated as of August 2, 1995 in the original principal amount of $1,025,000 into 1,400,000 shares of the Company's Common Stock (the "Notes Shares"). The outstanding balance of the note and unpaid interest as of August 26, 1996 was $1,077,988.

  On September 12, 1996 the bank entered into an option and purchase, sale and assignment agreement (the "Option Agreement") with CNL Holdings, Inc. (CNL) whereby the bank would sell the Note Shares referred to above, along with the 375,000 common shares of the Company it currently owns (the "Bank Shares") for $1,500,000 to CNL.

  On September 12, 1996   CNL  entered  into  an  agreement  with  the
                    Company whereby the Company would use its best efforts to file a Registration Statement with the Securities and Exchange Commission covering the 375,000 Bank Shares and the 1,400,000 Note Shares (collectively the "Acquired Shares"). Such Registration Statement shall be declared effective as soon as possible after the filing thereof, and kept current and effective for a period of two years or until such time as all shares registered pursuant therewith have been sold or otherwise transferred. The proceeds of the sale of the Acquired Shares shall be applied as follows: The first $1,500,000 shall be paid to reimburse CNL for payments made to the bank pursuant to the Option Agreement. Fifty percent of the balance of the proceeds, not to exceed $2,500,000, shall be loaned to the Company by CNL. The balance of the proceeds belong to CNL. The amounts loaned by CNL to the Company shall be evidenced by notes which shall be due twelve months after making such loan and shall bear interest at the rate of 4% per annum. At maturity of the loans, the Company will have the option to repay the loan balance and accrued interest by issuing a new Series C Preferred Stock (the "Preferred Stock") valued at $5.00 per share. The Preferred Stock will be non-voting and will carry a cumulative dividend of 8% per annum, which may be payable by the issuance of shares of common stock valued at $5.00 per share up to a maximum of 40,000 shares per annum.
[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          JUL-31-1996
[PERIOD-END]                               JUL-31-1996
[CASH]                                         178,213
[SECURITIES]                                         0
[RECEIVABLES]                                  314,020
[ALLOWANCES]                                    10,000
[INVENTORY]                                  2,937,780
[CURRENT-ASSETS]                             3,463,530
[PP&E]                                       2,314,314
[DEPRECIATION]                               1,880,408
[TOTAL-ASSETS]                               3,927,834
[CURRENT-LIABILITIES]                        1,548,549
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     78,097
[COMMON]                                     5,436,822
[OTHER-SE]                                 (3,008,873)
[TOTAL-LIABILITY-AND-EQUITY]                 3,927,834
[SALES]                                      1,924,466
[TOTAL-REVENUES]                             1,924,466
[CGS]                                        1,242,001
[TOTAL-COSTS]                                1,292,282
[OTHER-EXPENSES]                               946,954
[LOSS-PROVISION]                                50,281
[INTEREST-EXPENSE]                             131,854
[INCOME-PRETAX]                              (446,624)
[INCOME-TAX]                                       200
[INCOME-CONTINUING]                          (446,824)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                740,376
[CHANGES]                                            0
[NET-INCOME]                                   293,552
[EPS-PRIMARY]                                      .28
[EPS-DILUTED]                                      .28