Form 10-K/A
period 1996-07-31
CONOLOG CORP
filed 1996-11-27
CIK 23503

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          JUL-31-1996
[PERIOD-END]                               JUL-31-1996
[CASH]                                         178,213
[SECURITIES]                                         0
[RECEIVABLES]                                  318,020
[ALLOWANCES]                                    14,000
[INVENTORY]                                  2,937,780
[CURRENT-ASSETS]                             3,463,530
[PP&E]                                       2,314,314
[DEPRECIATION]                               1,880,408
[TOTAL-ASSETS]                               3,927,834
[CURRENT-LIABILITIES]                        1,548,549
[BONDS]                                      1,050,755
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     78,097
[COMMON]                                     1,035,186
[OTHER-SE]                                   1,261,029
[TOTAL-LIABILITY-AND-EQUITY]                 3,927,834
[SALES]                                      1,924,466
[TOTAL-REVENUES]                             1,924,466
[CGS]                                        1,292,282
[TOTAL-COSTS]                                  942,954
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                 4,000
[INTEREST-EXPENSE]                             131,854
[INCOME-PRETAX]                              (446,624)
[INCOME-TAX]                                       200
[INCOME-CONTINUING]                          (446,824)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                740,376
[CHANGES]                                            0
[NET-INCOME]                                   293,552
[EPS-PRIMARY]                                      .28
[EPS-DILUTED]                                      .28