Form 10-Q/A
period 1996-07-31
CONOLOG CORP
filed 1996-12-05
CIK 23503

FORM 10-K/A

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C. 20549

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

           For the Fiscal Year Ended        July 31, 1996

                                      OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to

                           COMMISSION FILE NO. 0-8147

                               CONOLOG CORPORATION
             (Exact name of registrant as specified in its Charter)

                                   Delaware
                            (State of Incorporation)

                                  52-0853566
                    (I.R.S. Employer Identification Number)

                        5 Columbia Road, Somerville, N.J.
                    (Address of Principal Executive Offices)

                                     08876
                                   (Zip Code)

                                 (908) 722-8081
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year if changed since last report)


Indicate by a check mark whether the registrant: (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports);
and (2) has been subject to such filing requirements for the past 90 days.


                          YES      X               NO











                             CONOLOG CORPORATION


                                   INDEX


                                                                PAGE NUMBER

     Signature                                                       3
     Exhibit Index                                                   3




















































                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: November 26, 1996


     CONOLOG CORPORATION



     By:/s/ Robert S. Benou





                                 EXHIBIT INDEX

     Exhibit             Description              Page No.

       27               Financial Data               4
                          Schedule