Form 10-Q
period 1996-10-31
CONOLOG CORP
filed 1996-12-13
CIK 23503

FORM 10 Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to __________

Commission file number 0-8174

                   Conolog Corporation
  (exact name or registrant as specified in its charter)
             Delaware                           52-0853566
  (State or other jurisdiction or     (I.R.S. Employer Identification
         organization)                     No.)

              5 Columbia Road, Somerville, NJ  08876
     (Address of principal executive offices and zip code)

                         (908) 722-8081
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.

YES  X   NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES       NO


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share; 1,035,186 shares outstanding as of October 31, 1996 (inclusive of Treasury Stock).









                          CONOLOG CORPORATION
                             BALANCE SHEETS
ASSETS                                    Oct 31, 1996     July 31, 1996

 Current Assets:                           (Unaudited)       (Audited)
    Cash                                   $   135,520      $   178,213
    Accounts Receivable, less allowances       183,682          304,020
     of $14,000 and $10,000 respectively
    Inventories                              2,967,292        2,937,780
    Other Current Assets                        20,390           43,517
      TOTAL CURRENT ASSETS                 $ 3,306,884      $ 3,463,530

Property, Plant and Equipment, less
   accumulated depreciation of $1,894,695  $   429,303      $   433,906
   and $1,880,408 respectively

Other Assets                               $    11,606      $    30,398

TOTAL ASSETS                               $ 3,747,793      $ 3,927,834

LIABILITITES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Notes Payable - Bank                      $ 1,012,500      $ 1,012,500
  Accounts Payable                              145,048          280,629
  Accrued Payroll                                66,563           41,716
  Accrued Interest                               84,395           64,699
  Other Accrued Expenses                         95,116          115,723
  Current Maturities of Capitalized              10,580           33,282
     Lease Obligations
     TOTAL CURRENT LIABILITIES              $ 1,414,202      $ 1,548,549

  Capitalized Lease Obligations, less       $     2,525      $     4,973
     Current Maturities

TOTAL LIABILITIES                           $ 1,416,727      $ 1,553,522



                          Conolog Corporation
                             Balance Sheets

                                          Oct 31, 1996    July 31, 1996
                                            (unaudited)        (audited)
Stockholders' Equity (Deficiency)

  Preferred stock,par value $.50;Series A;  $   77,500      $    77,500
  4% cumulative; 162,000 shares authorized;
  155,000 shares issued and outstanding

  Preferred stock, par value $.50; Series B;       597              597
  $.90 cumulative; 50,000 shares authorized;
  issued and outstanding 1,197 shares

  Common Stock, par value $1.00; 6,000,000   1,035,186        1,035,186
  shares authorized; issued 1,039,933 shares including 8,776 shares held in Treasury




  Additional Paid-In Capital                 4,401,636        4,401,636

  Retained Earnings (deficit)               (3,052,119)      (3,008,873)

  Treasury shares at cost                   (  131,734)      (  131,734)

    Total Stockholders' Equity              $ 2,331,066      $ 2,374,312

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 3,747,793      $ 3,927,834





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                        CONOLOG CORPORATION
                      STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED
                                               OCTOBER 31,
                                       1996                1995

TOTAL REVENUES                     $ 418,734          $ 680,401

COST OF GOODS SOLD                   259,271            452,694

GROSS MARGIN                       $ 159,463          $ 227,707

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES           177,034            192,443

OPERATING INCOME/(LOSS)            $( 17,571)         $  35,264

INTEREST EXPENSE                      25,676             31,135

INCOME/(LOSS) BEFORE TAXES ON INCOME
  AND EXTRAORDINARY ITEMS          $( 43,247)         $   4,129

PROVISION FOR INCOME TAXES                 0                100

INCOME/(LOSS) BEFORE EXTRAORDINARY
  ITEMS                            $( 43,247)         $   4,029

EXTRAORDINARY ITEMS                        0            740,376
  (Net of Tax Benefit of $492,352)

NET INCOME/(LOSS)                  $( 43,247)         $ 744,405

EARNINGS/(LOSS) PER SHARE             $ (.04)             $ .72




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                        CONOLOG CORPORATION
                    STATEMENTS OF CASH FLOWS
                          (UNAUDITED)               FOR THE THREE MONTHS
                                                       ENDED OCTOBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES:               1996         1995
  Net Income (Loss)                             $( 43,247)  $  744,405
  Adjustments to Net Income to Reconcile to
    Net Cash Provided by Operating Activities:
     Depreciation and amortization              $  14,287   $   15,448
     (Increase)/Decrease in Accounts Receivable   120,338     (388,913)
     (Increase)/Decrease in Inventories          ( 29,512)      14,249
     (Increase)/Decrease in Other Current Assets   23,127      582,010
     Increase/(Decrease) in Accounts Payable     (135,581)    (107,679)
     Increase/(Decrease) in Accrued Expenses and   42,729   (1,129,223)
           other liabilities


    Net Cash Provided/(Used) in Operating       $(  7,859)  $ (269,703)
            Activities

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment    $(  9,684)           0

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase from Public Stock Offering     $           $4,406,472
        Increase/(Decrease) in Due to Officers                (139,361)
        Repayments of Bridge-Loans                            (200,000)
        Repayments of Long-term Borrowings                  (2,780,579)
        Dividends Paid                                        (381,533)
        Change in Capital Lease Obligations       ( 25,150)           0
    Net Cash Provided/(Used) by Financing
        Activities                               $ (25,150)  $  904,999

NET INCREASE/(DECREASE) IN CASH                  $( 42,693)  $  635,296

CASH AT BEGINNING OF YEAR                        $ 178,213   $   27,577

CASH AT END OF PERIOD                            $ 135,520   $  662,873

Supplemental disclosures of Cash Flow Information:
  Cash Paid during the Period for;
     Interest                                    $   1,246   $  607,175
     Income Taxes                                        0          125


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENT



                         CONOLOG CORPORATION



NOTES TO INTERIM FINANCIAL STATEMENTS




NOTE 1-Computation of Earnings Per Share:
                                        For the Three Months Ended
                                                 October 31,
                                            1996            1995
Weighted Average Number of Shares
  Outstanding:                            1,035,186        1,031,963

COMMON STOCK
 Reserve for Conversion:
   Series A Preferred Stock* 155,000
   Series B Preferred Stock (1 to 20
           conversion factor)                     0                 0
   Common Stock Equivalents (Warrants)**    235,750           235,750

Total                                     1,270,936         1,267,713

Gain/(Loss) Per Share:
   Total Gain/(Loss)                     $(  43,247)       $  744,405
     Pro-rata Dividends on Preferred
        Stock Series A & B                    1,045             5,042
   Net Gain/(Loss) available for
      Common Stock                       $(  44,292)       $  739,363

Average Number of Shares of Common Stock  1,035,186         1,031,963

Primary Gain/(Loss) Per share                $ (.04)           $  .72

*Each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1200 per share. In view of the large difference between the current market value of the stock and the conversion rate, these shares have not been added to the total common shares used in computing the net earnings per share.

**Each Warrant may be exchanged for one share of Common Stock at an exercise price of $6.00. In view of the large difference between the current market value of the stock and the exercise price, these shares have not been added to the total common shares used in computing the net earnings per share.


Fully diluted earnings per share, assuming conversion of Series A and Series B Preferred Stock, has not been reflected as the effect would be anti-dilutive or not material.



NOTE 2-LONG-TERM DEBT

On August 16, 1995, the Bank exchanged debt obligations for (a)
$ 250,000 cash; (b) $1,025,000 Five-year term loan and (c) 375,000 shares of Common Stock.

The five-year term loan of $1,025,000 bears interest at the Bank's refinance rate, plus 1 1/4% to be amortized as follows:
eight (8) quarterly payments of $12,500, beginning October 1995 through July 1997;
- eight (8) quarterly payments of $25,000, beginning October 1997 through July 1999;
three (3) quarterly payments of $28,125, beginning October 1999 and ending April 2000;
- a balloon payment of $640,625, due July 2000.

As a result of the above transaction, the Company realized a $1,232,728 gain on debt compromise. In addition, the Bank released the existing guarantees of Messrs. Benou and Havasy on the Closing Date.

At October 31, 1996, the Company was in default with the Bank. The Company negotiated with the Bank to convert the total bank debt to equity in September.

On September 11, 1996, the Company entered into an Allonge agreement with the bank whereby the bank may at any time before April 15, 1997 convert the then unpaid amount of principal and interest due under the Amended and Restated Term Note dated as of August 2, 1995 in the original principal amount of $1,025,000 into 1,400,000 shares of the Company's Common Stock (the "Notes Shares"). The outstanding balance of the note and unpaid interest as of October 31, 1996 was $1,094,286.

On September 12, 1996 the bank entered into an Option and Purchase, Sale and Assignment Agreement (the "Option Agreement") with CNL Holdings, Inc. (CNL) whereby the bank would sell the Note Shares referred to above, along with the 375,000 shares of the Company it currently owns (the "Bank Shares") for $1,500,000 to CNL.

On September 12, 1996 CNL entered into an agreement with the Company whereby the Company would use its best efforts to file a Registration Statement with the Securities and Exchange Commission covering the 375,000 Bank Shares and the 1,400,000 Note Shares (collectively the "Acquired Shares"). The proceeds of the sales of the Acquired Shares shall be applied as follows: The first $1,500,000 will be retained by CNL to cover their cost for the transaction. Of the proceeds from additional stock sales by CNL, CNL will loan 50% of such proceeds to the Company up to $2,500,000. Any additional proceeds will be retained by CNL. The amounts loaned by CNL to the Company shall be evidenced by notes which shall be due twelve months after making such loan and shall bear interest at the rate of 4% per annum. At maturity, the Company will have the option to repay the loan balance and accrued interest by issuing a new Series C Preferred Stock (the "Preferred Stock") valued at $5.00 per share. The Preferred Stock will be non-voting and will carry a cumulative dividend of 8% per annum, which may be payable by the issuance of shares of common stock valued at $5.00 per share up to a maximum of 40,000 shares per annum.



NOTE 3-CAPITALIZED LEASE OBLIGATIONS
                              October 31, 1996        July 31, 1996
        Leases Payable          $ 13,105                 $ 38,255
        less - Current Portion    10,580                   33,282
                                $  2,525                 $  4,973

Maturities on Capitalized Leases, subsequent to October 31, 1996 are
        1996 - $10,580
        1997 - $ 2,525

NOTE 4-TAXES

At October 31, 1996 the Company has a net operating loss carryforward of approximately $2,968,000 for financial reporting purposes and approximately $3,025,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $490,000 of the carryforward expires in 2003, $346,000 expires in 2008, $1,232,000 expires in 2009 and $957,000 expires in 2010. For State purposes the carryforward is approximately $2,187,000; $57,000 expires in 2000, $1,232,000 expires in 2001 and $898,000 expires in 2002. Also, at
October 31, 1996 the Company has unused tax credits available of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001, and $64,900 in 2002.

Taxable income differs from financial statement income due to the effect of non-deductible permanent tax differences. These permanent tax differences include officer's life insurance premiums & non-deductible entertainment expenses.

At October 31, 1996 no deferred income taxes have been provided for per SFAS No 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses & tax credit carry forwards will not be absorbed by future taxable income.




ITEM 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations.


A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                              FOR THE QUARTER
                                              ENDED OCTOBER 31,
                                            1996            1995

   Revenues                             $ 418,734       $ 680,401

   Costs and Expenses                     461,981         676,372
   Extraordinary Income, Net of Tax                       740,376
   Benefit
   Net Income/(Loss) after Taxes        $( 43,247)      $ 744,405

Revenues for the quarter ended October 31, 1996 totaled $418,734, representing a decrease of $261,667 from $680,401 reported for the same quarter a year ago. Revenues declined largely to a delay in releases against the Company's backlog, specifically the orders from two of the largest commercial customers of the Company, Bonneville Power Administration and BC Hydro.

Gross margins for the quarter totaled $159,463 representing 38.0% of revenues as compared to $227,707 representing 33.4% of revenues for the three month period ended October 31, 1995. The increase in the gross margins for the quarter is attributable to military sales during the quarter. Such sales had zero cost basis due to previous write-off of military inventory.

Selling, general and administrative expenses decreased from $192,443 to $177,034, representing a decrease of $15,049 for the quarter of 1996 as compared to 1995, due to fewer sales with commission.

Interest expense decreased from $31,135 to $25,676 or $5,459 for the quarter ended October 31, 1996 over the same quarter of 1995.

As a result of the foregoing, the Company reported a net loss of $43,247, or $(.04) per share for the quarter compared to a net income of $744,405 or $ .72 per share, inclusive of an extraordinary gain of $740,376 ( net of tax benefit of $492,352 ).



Liquidity and Financial Condition

On August 16, 1995, the Company offered 235,750 Units (the Units) at a price of $10.00 per Unit. Each Unit consisted of two (2) shares of Common Stock, par value $1.00 per share (Common Stock), and one (1) Redeemable Class A Warrant for Common Stock (Class A Warrant). The Common Stock and Class A Warrant are detachable and trade separately. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock, at an exercise price of $6.00, subject to adjustment, from August 17, 1996 through August 16, 1998. The Class A Warrants (the Warrants) are subject to redemption by the Company at anytime after August 17, 1996 on not less than 30 days notice at $.05 per warrant, provided the average closing price of the Common Stock for 20 consecutive trading days ending within 15 days prior to the notice exceeds $7.20 per share.

The proceeds of the offering were $1,853,025, net of offering costs.

On October 31, 1996, the Company was in default of its loan agreement.
A private investment group has negotiated with the bank to purchase the common shares held by the Bank and the remaining balance of the term loan in the amount of $1,094,286 at October 31, 1996, which the Bank may convert to 1,400,000 shares of Common Stock pursuant to the Allonge. During September, 1996,the investor group made a $150,000 payment to the Bank to purchase an Option for the Bank Shares and the Note Shares.
( SEE NOTES ON LONG-TERM DEBT ).

Working Capital at October 31, 1996 was $1,892,682 compared to
$1,914,981 at July 31, 1996.


Management Representation

The information furnished reflects all adjustments which management considers necessary to a fair statement of the results of the period.

As of October 31, 1996 the Registrant's backlog totaled $4.2 million, a mix of military and commercial telecommunication products. Of this backlog, approximately $110,000 is released for sales. The company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

Statement Regarding Present Operations

There was no material change in the nature of the operations of Registrant during the three months ended October 31, 1996 or from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1996.




                             Form 10-Q
                     Part II - Other Information
                        CONOLOG CORPORATION

1.  Legal Proceedings - None

2.  Changes in Securities - None

3. Defaults upon Senior Securities - The Company is currently in default of its bank obligations. SEE NOTE-LONG TERM DEBT

4.  Submission of Matters to a Vote of Security Holders - None

5.  Other Information - None

6.  ( a) Exhibits-none
    ( b) Reports on Form 8 K-none



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Conolog Corporation

                                s/s Robert S. Benou
December 12,1996                (Duly authorized officer and
                                principal financial officer)