Form 10-Q
period 1997-01-31
CONOLOG CORP
filed 1997-03-05
CIK 23503

FORM 10 Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

YES       NO

        APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share  1,106,653
    (inclusive of Treasury Stock)









                          CONOLOG CORPORATION
                             BALANCE SHEETS
ASSETS                                          Jan 31, 1997     July 31, 1996
 Current Assets:                                 (unaudited)       (audited)
    Cash                                       $   144,310      $   178,213
    Accounts Receivable, less allowances           311,899          304,020
        of $14,000 and $10,000 respectively
    Inventories                                  2,973,846        2,937,780
    Other Current Assets                            53,743           43,517
                                               ___________      ___________
      TOTAL CURRENT ASSETS                     $ 3,483,798      $ 3,463,530

Property, Plant and Equipment, less
   accumulated depreciation of $1,908,983      $   413,941      $   433,906
   and $1,880,408 respectively

Other Assets                                   $    16,566      $    30,398
                                               ___________      ___________
TOTAL ASSETS                                   $ 3,914,305      $ 3,927,834
                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Notes Payable - Bank                         $   918,797      $ 1,012,500
  Accounts Payable                                  53,699          280,629
  Accrued Payroll                                   75,848           41,716
  Accrued Interest                                   1,733           64,699
  Other Accrued Expenses                           118,561          115,723
  Current Maturities of Capitalized                 10,709           33,282
     Lease Obligations
     Bridge Loans                                  200,000                0
                                               ____________     ___________
     TOTAL CURRENT LIABILITIES                 $ 1,379,347      $ 1,548,549

  Capitalized Lease Obligations, less          $         0      $     4,973
     Current Maturities
                                               ___________      ___________
TOTAL LIABILITIES                              $ 1,379,347      $ 1,553,522



















                              Conolog Corporation

                                                     Balance Sheets

                                            January 31, 1997     July 31, 1996
                                             (unaudited)          (audited)
Stockholders' Equity (Deficiency)

  Preferred stock, par value $.50; Series A;   $    77,500      $    77,500
  4% cumulative; 162,000 shares authorized;
  155,000 shares issued and outstanding

  Preferred stock, par value $.50; Series B;           597              597
  $.90 cumulative; 50,000 shares authorized;
  issued and outstanding 1,197 shares

  Common Stock, par value $1.00; 6,000,000       1,106,653        1,035,186
  shares authorized; issued 1,106,653 shares including 8,776 shares held in Treasury

  Additional Paid-In Capital                     4,530,170        4,401,636

  Retained Earnings (deficit)                   (3,048,228)      (3,008,873)

  Treasury shares at cost                       (  131,734)      (  131,734)
                                               ____________     ___________
    Total Stockholders' Equity (deficiency)    $ 2,534,958      $ 2,374,312

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 3,914,305      $ 3,927,834
                                               ===========      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

























                            CONOLOG CORPORATION
                         STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                     FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                             JANUARY 31,             JANUARY 31,
                         1997        1996          1997           1996

TOTAL REVENUES        $ 448,852   $ 309,772      $ 867,586   $ 990,173

COST OF GOODS SOLD      217,074     321,205        476,345     773,899
                        _______     ________       _______     _______
GROSS MARGIN          $ 231,778   $ (11,433)     $ 391,241   $ 216,274

SELLING, GENERAL AND    201,444     232,983        378,478     439,552
   ADMINISTRATIVE EXPENSES
                        _______   _________       ________   __________
OPERATING INCOME
   /(LOSS)            $  30,334   $(244,416)     $  12,763   $(223,278)

INTEREST EXPENSE         26,443      52,236         52,119      83,371

INCOME/(LOSS) BEFORE   ________    _________       _________   ________
 TAXES ON INCOME AND
 EXTRAORDINARY ITEMS  $   3,891   $(296,652)     $( 39,356)  $(306,649)

PROVISION FOR TAXES           0           0              0         100
                      _________   __________     __________  __________
INCOME/(LOSS) BEFORE  $   3,891   $(296,652)     $( 39,356)  $(306,749)
  EXTRAORDINARY ITEMS

EXTRAORDINARY ITEMS
  (Net of Tax Benefit         0           0              0     740,376
   of $492,392)
                      _________   __________     __________  _________
NET INCOME/(LOSS)     $   3,891   $(296,652)     $( 39,356)  $ 433,627
                      =========   ==========     ==========  =========

EARNINGS/(LOSS) PER SHARE
     - PRIMARY*           $ .00       $(.31)         $(.04)      $ .41
                      =========   ==========     ==========  =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS














                            CONOLOG CORPORATION
                         STATEMENT OF CASH FLOWS
                                (UNAUDITED)             FOR THE SIX MONTHS
                                                         ENDED JANUARY 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                  1997         1996
  Net Income (Loss)                                 $ (39,356)  $   433,627
  Adjustments to Net Income to Reconcile to
    Net Cash Provided by Operating Activities:
     Depreciation and amortization                  $  28,575   $    30,897
     (Increase)/Decrease in Accounts Receivable      (  7,879)     ( 15,525)
     (Increase)/Decrease in Inventories              ( 36,066)     ( 20,819)
     (Increase)/Decrease in Other Current Assets     ( 10,226)      573,138
     Increase/(Decrease) in Accounts Payable         (226,930)     (202,879)
     Increase/(Decrease) in Accrued Expenses and     ( 25,995)   (1,144,606)
           other liabilities
    Net Cash Provided/(Used) in Operating
        Activities                                  $(317,877)  $  (346,167)
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment        $(  8,610)            0

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase from Public Stock Offering         $       0    $4,409,839
        Increase/(Decrease) in Due to Officers              0      (161,705)
        Increase/Decrease in Other Assets              13,832
        Bridge-Loans(Repayments)Borrowings            200,000      (200,000)
        Repayments of Long-term Borrowings            (93,703)   (2,785,500)
        Dividends Paid                                      0      (384,903)
        Change in Capital Lease Obligations          ( 27,546)            0
        Issuance of Common Stock                      200,001             0

    Net Cash Provided/(Used) by Financing Activities $292,584    $  877,731
                                                    ==========  ============
NET INCREASE/(DECREASE) IN CASH                      $(33,903)  $   531,564

CASH AT BEGINNING OF YEAR                            $178,213    $   27,577

CASH AT END OF PERIOD                                $144,310    $  559,141

Supplemental disclosures of Cash Flow Information:
  Cash Paid during the Period for;
     Interest                                        $106,428     $  72,416
     Income Taxes                                       4,960           100


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS












                             CONOLOG CORPORATION


NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1 - Computation of Earnings Per Share:
                                        For the Six Months Ended
                                                 January 31,
                                            1997            1996
Weighted Average Number of Shares
  Outstanding:                            1,037,964        1,032,639

COMMON STOCK
 Reserve for Conversion:
   Series A Preferred Stock* 155,000
   Series B Preferred Stock (1 to 20
           conversion factor)                     0             1,790
   Common Stock Equivalents (Warrants)**    235,750           235,750
                                          _________         _________
Total                                     1,342,403         1,270,179

Gain/(Loss) Per Share:
   Total Gain/(Loss)                     $  (39,356)       $  433,627
     Pro-rata Dividends on Preferred
        Stock Series A & B                    2,090             2,394
   Net Gain/(Loss) available for
      Common Stock                       $  (41,446)       $  431,233
                                          __________        _________
Average Number of Shares of Common Stock  1,037,964         1,032,639
                                          ==========        =========
Primary Gain/(Loss) Per share                $ (.04)         $     .41
                                          ==========        ==========
























 NOTES TO INTERIM STATEMENTS - CONTINUED

 NOTE 1 - CON'T

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


NOTE 2 -LONG-TERM DEBT

On August 16, 1995, the Bank exchanged debt obligations for (a)$250,000 cash;
(b) $1,025,000 Five-year term loan and (c) 375,000 shares of Common stock.

The five-year term loan of $1,025,000 bears interest at the Bank's refinance rate, plus 1 1/4% to be amortized as follows:
- eight (8) quarterly payments of $12,500, beginning October 1995 through July 1997;
- eight (8) quarterly payments of $25,000, beginning October 1997 through July 1999;
- three (3) quarterly payments of $28,125, beginning October 1999 and ending April 2000;
- a balloon payment of $640,625, due July 2000.

NOTE 2 - CON'T

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

On September 12, 1996 CNL entered into an agreement with the Company whereby the Company would use its best efforts to file a Registration Statement NOTES TO INTERIM STATEMENTS - CONTINUED

NOTE 2

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

On January 31, 1997, The bank and Conolog entered into Amendment No. 1 to the Option and Purchase, Sale and Assignment Agreement dated September 12, 1996. The amended Option Agreement now provides that on or before February 5, 1997, CNL will purchase from the Bank for an aggregate purchase price of $600,000, no less than (i) 133,333 shares of Common Stock for $399,999, subject to the approval of I.A. Rabinowitz, Inc. and (ii) $200,001 of the Debt claim represented by the note. CNL thereafter may exercise the remainder of the option on or before April 15,1997. In addition, CNL may purchase from the Bank additional shares of Common Stock owned by the Bank at the price of $3.00 per share and portions of the Debt Claim from time to time. On February 3, 1997, CNL paid the Bank $600,000 consummating the purchase of the above 200,000 shares. On January 31, 1997, $200,001 of the Debt to the Bank was adjusted resulting in all accrued interest in the amount of $106,298 being reduced and the remaining being applied to principal.

NOTE 3-CAPITALIZED LEASE OBLIGATIONS
                                January 31, 1997        July 31, 1996
        Leases Payable          $ 10,709                $ 38,255
        less - Current Portion    10,709                  33,282
                                $      0                $  4,973

Maturities on Capitalized Leases, subsequent to January 31, 1997 are
        1997 - $10,709

NOTE 4-TAXES

At January 31, 1997 the Company has a net operating loss carryforward of approximately $2,968,000 for financial reporting purposes and approximately $3,025,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $490,000 of the carryforward expires in 2003, $346,000 expires in 2008, $1,232,000 expires in 2009 and
$957,000 expires in 2010. For State purposes the carryforward is approximately $2,187,000; $57,000 expires in 2000, $1,232,000 expires in
2001 and $898,000 expires in 2002. Also, at January 31, 1997 the Company NOTES TO INTERIM STATEMENTS - CONTINUED

NOTE 4

has unused tax credits available of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001, and $64,900 in 2002.

Taxable income differs from financial statement income due to the effect of non-deductible permanent tax differences. These permanent tax differences include officer's life insurance premiums & non-deductible entertainment expenses.

At January 31, 1997 no deferred income taxes have been provided for per SFAS No 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses & tax credit carry forwards will not be absorbed by future taxable income.

NOTE 5 - BRIDGE LOAN

The company borrowed $200,000 in a private placement. Each investor received two Promissory Notes. The first Promissory Note is payable on the earlier of December 31, 1997 or the closing of the Company's next public offering; (the "First Note") and the second Note (the "Second Note"), plus accrued interest for the First Note, is payable on the earlier of December 31, 1997 or the closing of the Company's next public offering, or convertible at the option of the holder into Preferred Stock Purchase Warrants to purchase shares of Series D Preferred Stock, which are new Preferred Stock securities contemplated to be offered in the next public offering. At the time the next registration statement is declared effective by the Securities and Exchange Commission, the Bridge Loan holders may exercise their respective option to convert the Second Note into Preferred Stock Purchase Warrants. If all the noteholders elect to convert the Second Note, the Company is obligated to issue Preferred Stock Purchase Warrants to purchase 1.2 million shares of Series D Preferred Stock. The Company has agreed to register the underlying Bridge Loan Warrants along with the new Series D Preferred Stock to be registered in the public offering. The interest rate for the First Note is eight percent (8%) per annum.




















ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTER ENDED JANUARY 31, 1997

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                              For the Quarter        For the six months
                              Ended January 31,      Ended January 31,
                            1997        1996         1997         1996

Revenues                 $ 448,852   $ 309,772     $867,586    $990,173

Costs and Expenses         444,961     606,424      906,942   1,296,922
Extraordinary Income,
    Net of Tax Benefit           0           0            0     740,376
                         _________   _________     ________   _________
Net Income/(loss)
  after Taxes            $   3,891   $(296,652)    $(39,356)  $ 433,627
                        ==========   ==========    =========  =========


Revenues for the quarter ended January 31, 1997 totaled $448,852, representing a increase of 45% or $139,080 from $309,772 reported for the same quarter a year ago. Revenues increased largely due to releases against the Company's long-term backlog of contracts; specifically the Bonneville Power Administration.

Gross margin for the quarter totaled $231,778 representing 51.6% of revenues as compared to a loss of $11,433 or 4% of revenues for the three month period ended January 31, 1996. Gross margins for the quarter rose as a result of a number of custom orders received by the Company for limited quantities and rush orders for which a premium price was obtained. Additional savings in manufacturing costs were the result of using low cost subcontractors periodically during the period.

Selling, general and administrative expenses decreased from $232,983 to $201,444, representing a decrease of $31,539 for the quarter of 1997 as compared to 1996, due to fewer commissioned sales.

Interest expense decreased from $52,236 to $26,443 or $25,793 for the quarter ended January 31, 1997 over the same period of 1996.

As a result of the foregoing, the Company reported a net income of $3,891, or $0.00 per share for the quarter compared to a net loss of $296,652 or $(0.31) per share. (See note on Long-term debt)

SIX MONTHS ENDED JANUARY 31, 1997

Revenues for the six months ended January 31, 1997 totaled $867,586 versus $990,173 for the same period last year. The lower revenues were attributable to delays in the planned releases of orders from two of the largest commercial customers of the Company.

Gross margin for the period totaled $391,241 as compared to $216,274 for the period ended January 31, 1996, representing 45% and 22% of revenues, respectively. Gross margins improved as a result of generally higher pricing for special items requiring limited quantities and fast turnaround.

Selling, general and administrative expenses totaled $378,478 as compared to $439,552. This decline of $61,074 results from cost cutting initiatives to reduce administrative and general expenses, especially with respect to headcount and more direct sales.

As a result of the foregoing, operating income totaled $12,763 as compared to an operating loss of $223,278.

Interest expense for the six months totaled $52,119 as compared to $83,371 for the prior six month period.

As a result of the foregoing, the Company realized a net loss of $39,356 or $(.04) per share as compared to net income of $433,627 or $.41 per share. The net income for the six months ended January 31, 1996 included $740,376, net of tax benefit of $492,376, in extraordinary items, representing $.72 per share.

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

The results of the offering were $1,853,025, net of offering costs.

Working Capital at January 31, 1997 was $2,104,451 compared to $1,914,981 at July 31, 1996.

During the period, the Company received a $200,000 bridge loan from several investors. The money was received following the execution of two promissory notes for each investor that aggregated $150,000 (Note 1) and $50,000
(Note 2), respectively. Note 1 is payable on the earlier of December 31, 1997 or upon the closing of the next public offering. Note 2 contains the same terms as with respect to Note 1, or at the investors option is convertible into shares of Preferred Stock Purchase Warrants (See Notes to the financial statements for a description on the full terms of the conversion option).
The funds received from the bridge loan were applied to improve working capital and to reduce accounts payable.

The Company is actively seeking additional public financing to improve its financial condition and to prepare for an anticipated increase in business during 1997. The Company anticipates additional backlog releases the Bonneville Power Administration and other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 1997 versus fiscal 1996. In the event that additional financing is not forthcoming, fiscal 1997 sales would be adversely impacted.

The Company is unable to determine if such financing can be located, and if so, on terms that will be acceptable by the Company. Inasmuch as the Company has no available credit lines, it presently meets its cash requirements through existing cash balances, cash generated from operations, and the bridge loan.

Management Representation

The information furnished reflects all adjustments which management considers necessary to a fair statement of the results of the period.

As of January 31, 1996 the Registrant's backlog of orders stands at $3.9 million, a mix of military and commercial telecommunication products. The company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

Statement Regarding Present Operations

There was no material change in the nature of the operations of Registrant during the three months ended January 31, 1997 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended
July 31, 1996.































                     Part II - Other Information
                        CONOLOG CORPORATION

1.  Legal Proceedings - No material proceedings pending January 31, 1997

2.  Changes in Securities - See Management's Discussion

3.  Defaults upon Senior Securities - See note concerning Long-term Debt

4. Submission of Matters to a Vote of Security Holders - See note concerning Allonge

5.  Other Materially Important Events - See Management's Discussion

6.  No reports or Exhibits on Form 8-K have been filed during the quarter.










































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 5, 1997

                                               Conolog Corporation
                                               s/s Robert S. Benou
                                               ( Duly authorized officer and
                                               principal financial officer)