Form 10-Q
period 1997-04-30
CONOLOG CORP
filed 1997-06-09
CIK 23503

FORM 10 Q
            SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

Common Stock, par value $1.00 per share 2,443,973(inclusive of Treasury Stock)




















                          CONOLOG CORPORATION
                             BALANCE SHEETS
ASSETS                                          April 30, 1997  July 31, 1996

Current Assets:                                 (Unaudited)       (Audited)
    Cash                                       $    93,660      $   178,213
    Accounts Receivable, less allowances           166,827          304,020
        of $14,000 and $10,000 respectively
    Inventories                                  3,232,580        2,937,780
    Other Current Assets                            56,923           43,517
                                               ___________      ___________
      TOTAL CURRENT ASSETS                     $ 3,549,990      $ 3,463,530

Property, Plant and Equipment, less
   accumulated depreciation of $1,923,272      $   405,763      $   433,906
   and $1,880,408 respectively

Other Assets                                   $    23,383      $    30,398
                                               ___________      ___________
TOTAL ASSETS                                   $ 3,979,136      $ 3,927,834
                                               ===========      ===========
LIABILITITES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes Payable                                $    74,735      $ 1,012,500
  Accounts Payable                                  95,400          280,629
  Accrued Payroll                                  115,778           41,716
  Accrued Interest                                   6,133           64,699
  Other Accrued Expenses                           120,976          115,723
  Current Maturity of Capitalized
     Lease Obligations                               8,184           33,282
  Bridge Loans                                     200,000                0
                                               ____________     ___________
     TOTAL CURRENT LIABILITIES                 $   621,206      $ 1,548,549

  Capitalized Lease Obligations, less          $         0      $     4,973
     Current Maturity
                                               ___________      ___________
TOTAL LIABILITIES                              $   621,206      $ 1,553,522















                     Conolog Corporation

                                                     Balance Sheets

                                            April 30, 1997     July 31, 1996
                                             (Unaudited)          (Audited)
Stockholders' Equity

  Preferred stock, par value $.50; Series A;   $    77,500      $    77,500
  4% cumulative; 162,000 shares authorized;
  155,000 shares issued and outstanding

  Preferred stock, par value $.50; Series B;           598              598
  $.90 cumulative; 50,000 shares authorized;
  issued and outstanding 1,197 shares

  Common Stock, par value $1.00; 6,000,000       2,443,973        1,035,186
  shares authorized; issued 2,443,973 shares including 8,776 shares held in Treasury

  Additional Paid-In Capital                     4,124,013        4,401,635

  Retained Earnings (deficit)                   (3,156,420)      (3,008,873)

  Treasury shares at cost                       (  131,734)      (  131,734)
                                               ____________     ___________
    Total Stockholders' Equity                 $ 3,357,930      $ 2,374,312

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 3,979,136      $ 3,927,834
                                               ===========      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



























                        CONOLOG CORPORATION
                      STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                     FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                               APRIL 30,                 APRIL 30,
                         1997        1996          1997           1996

TOTAL REVENUES        $ 111,393   $ 529,802      $ 978,979   $1,519,975

COST OF GOODS SOLD       52,153     183,536        528,498      957,435
                        _______     ________       _______     ________
GROSS MARGIN          $  59,240   $ 346,266      $ 450,481   $  562,540

SELLING, GENERAL AND    140,466     214,019        518,944      653,571
 ADMINISTRATIVE EXPENSES
                        _______   _________       ________   __________
OPERATING INCOME
   /(LOSS)            $( 81,226)  $ 132,247      $( 68,463)  $(  91,031)

INTEREST EXPENSE         17,080      35,000         69,199      118,371

INCOME/(LOSS) BEFORE   ________    _________       _________   ________
 TAXES ON INCOME AND
 EXTRAORDINARY ITEMS  $( 98,306)  $  97,247      $(137,662)  $( 209,402)

PROVISION FOR TAXES       9,884           0          9,884          100
                      _________   __________     __________  __________
INCOME/(LOSS) BEFORE  $(108,190)  $  97,247      $(147,546)  $( 209,502)
  EXTRAORDINARY ITEMS

EXTRAORDINARY ITEMS
  (Net of Tax Benefit         0           0              0      740,376
   of $492,392)
                      __________  __________     __________  __________
NET INCOME/(LOSS)     $(108,190)  $  97,247      $(147,546)   $ 530,874
                      ==========  ==========     ==========  ==========

EARNINGS/(LOSS) PER SHARE
      PRIMARY             $(.04)     $  .10          $(.06)       $ .51
                        =========   ==========     ==========  =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
















                      CONOLOG CORPORATION
                    STATEMENT OF CASH FLOWS
                          (UNAUDITED)                 FOR THE NINE MONTHS
                                                         ENDED APRIL 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                  1997         1996
  Net Income (Loss)                                 $(147,546)  $  530,874
  Adjustments to Net Income to Reconcile to
    Net Cash Provided by Operating Activities:
     Depreciation and amortization                  $  42,864   $   46,347
     (Increase)/Decrease in Accounts Receivable       137,193     (208,304)
     (Increase)/Decrease in Inventories              (294,800)    (257,374)
     (Increase)/Decrease in Other Current Assets     (  6,387)    (  5,941)
     Increase/(Decrease) in Accounts Payable         (185,229)    ( 81,359)
     Increase/(Decrease) in Accrued Expenses and       20,744     (618,819)
           other liabilities
    Net Cash Provided/(Used) in Operating Activities$(433,161)  $ (594,576)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment        $( 14,721)    ( 23,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase from Public Stock Offering         $       0   $4,409,839
        Increase/(Decrease) in Due to Officers              0     (161,705)
        Bridge-Loans(Repayments)Borrowings            200,000     (200,000)
        Repayments of Long-term Borrowings         (1,012,500)  (2,785,500)
        Dividends Paid                                            (384,903)
        Change in Capital Lease Obligations          ( 30,071)      12,353
        Issuance of Common Stock                    1,408,787            0
        Additional Paid in Capital                   (277,622)           0
        From Investors                                 74,735            0
    Net Cash Provided/(Used) by Financing Activities $363,329   $  890,084
                                                    ==========  ============
NET INCREASE/(DECREASE) IN CASH                      $(84,553)  $  272,224

CASH AT BEGINNING OF YEAR                            $178,213   $   27,577

CASH AT END OF PERIOD                                $ 93,660   $  299,801

Supplemental disclosures of Cash Flow Information:
  Cash Paid during the Period for;
     Interest                                        $12,365       $ 9,564
     Income Taxes                                     17,324             0


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

















                          CONOLOG CORPORATION


NOTES TO INTERIM FINANCIAL STATEMENTS


NOTE 1 - Computation of Earnings Per Share:
                                        For the Nine Months Ended
                                                 April 30,
                                            1997            1996
Weighted Average Number of Shares
  Outstanding:                            2,443,973        1,032,639

COMMON STOCK
 Reserve for Conversion:
   Series A Preferred Stock* 155,000
   Series B Preferred Stock (1 to 20
           conversion factor)                     0             1,790
   Common Stock Equivalents (Warrants)**    235,750           235,750
                                          _________         _________
Total                                     2,679,723         1,270,179

Gain/(Loss) Per Share:
   Total Gain/(Loss)                     $ (147,546)       $  530,874
     Pro-rata Dividends on Preferred
        Stock Series A & B                    3,135             3,572
   Net Gain/(Loss) available for
      Common Stock                       $ (150,681)       $  527,302
                                          __________        _________
Average Number of Shares of Common Stock  2,443,973         1,032,639
                                          ==========        =========
Primary Gain/(Loss) Per share                $ (.06)         $    .51
                                          ==========        ==========


*Each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1200 per share. In view of the large difference between the current market value of the stock and the conversion rate, these shares have not been added to the total common shares used in computing the net earnings per share.

**Each Warrant may be exchanged for one share of Common Stock at an exercise price of $6.00 per share. In view of the large difference between the current market value of the stock and the exercise price, these shares have not been added to the total common shares used in computing the net earnings per share.

Fully diluted earnings per share, assuming conversion of Series A and Series B Preferred Stock, has not been reflected as the effect would be either anti-dilutive or not material.









NOTES TO INTERIM STATEMENTS - CONTINUED

NOTE 2 -LONG-TERM DEBT

On August 16, 199
5, the Bank exchanged debt obligations for (a)$250,000 cash;
(b) $1,025,000 Five-year term loan and (c) 375,000 shares of Common stock.

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

As a result of the above transactions, the Company realized a $1,232,728 gain on debt compromise. In addition, the Bank released the existing guarantees of Messrs. Benou and Havasy on the Closing Date.

On September 11, 1996, the Company entered into an Allonge agreement with the bank whereby the bank may at any time before April 15, 1997 convert the then unpaid amount of principal and interest due under the Amended and Restated Term Note dated as of August 2, 1995 in the original principal amount of $1,025,000 into 1,400,000 shares of the Company's Common Stock (the "Notes Shares").

On September 12, 1996 the bank entered into an option and purchase, sale and assignment agreement (the "Option Agreement") with CNL Holdings, Inc. (CNL) whereby the bank would sell the Note Shares referred to above, along with the 375,000 Common Stock shares of the Company it currently owns (the "Bank Shares") for $1.5 million to CNL.

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




NOTE 2 - CONTINUED

On January 31, 1997, The bank and Conolog entered into Amendment No. 1 to the Option and Purchase, Sale and Assignment Agreement dated September 12, 1996. The amended Option Agreement now provides that on or before February 5, 1997, CNL will purchase from the Bank for an aggregate purchase price of $600,000, no less than (i) 133,333 shares of Common Stock for $399,999, subject to the approval of I.A. Rabinowitz, Inc. and (ii) $200,001 of the Debt claim represented by the note. CNL thereafter may exercise the remainder of the option on or before April 15, 1997. In addition, CNL may purchase from the Bank additional shares of Common Stock owned by the Bank at the price of $3.00 per share and portions of the Debt Claim from time to time. On February 3, 1997, CNL paid the Bank $600,000 consummating the purchase of the above 200,000 shares. On January 31, 1997, $200,001 of the Debt to the Bank was adjusted resulting in all accrued interest in the amount of $106,298 being reduced and the remaining being applied to principal.

On March 26, 1997, CNL completed the exercise of the "Option Agreement" with the bank effectively eliminating all debts and liens with the bank.

As of April 30, 1997, CNL has loaned the Company a total of $74,735, in accordance with the agreement detailed above.


NOTE 3-CAPITALIZED LEASE OBLIGATIONS
                                April 30, 1997        July 31, 1996
        Leases Payable          $  8,184                $ 38,255
        less - Current Portion     8,184                  33,282
                                $      0                $  4,973

Maturities on Capitalized Leases, subsequent to April 30, 1997 are
        1997 - $8,184




NOTE 4-TAXES

At April 30, 1997 the Company has a net operating loss carryforward of approximately $2,968,000 for financial reporting purposes and approximately $3,025,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $490,000 of the carryforward expires in 2003, $346,000 expires in 2008, $1,232,000 expires in 2009 and
$957,000 expires in 2010. For State purposes the carryforward is approximately $2,187,000; $57,000 expires in 2000, $1,232,000 expires in
2001 and $898,000 expires in 2002. Also, at April 30, 1997, the Company has unused tax credits available of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001, and $64,900 in 2002.

Taxable income differs from financial statement income due to the effect of non-deductible permanent tax differences. These permanent tax differences include officer's life insurance premiums & non-deductible entertainment expenses.

At April 30, 1997 no deferred income taxes have been provided for per SFAS No 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses & tax credit carry forwards will not be absorbed by future taxable income.

NOTE 5 - BRIDGE LOAN

The Company received $200,000 in net proceeds from several investors in a private placement. Each investor received two Promissory Notes. The first Promissory Note is payable on the earlier of December 31, 1997 or the closing of the Company's next public offering; (the "First Note") and the second Note(the "Second Note"), plus accrued interest for the First Note, is payable on the earlier of December 31, 1997 or the closing of the Company's next public offering, or convertible at the option of the holder into Preferred Stock Purchase Warrants to purchase shares of Series D Preferred Stock, which are new Preferred Stock securities contemplated to be offered in the next public offering. At the time the next registration statement is declared effective by the Securities and Exchange Commission, the Bridge Loan holders may exercise their respective option to convert the Second Note into Preferred Stock Purchase Warrants. If all the noteholders elect to convert the Second Note, the Company is obligated to issue Preferred Stock Purchase Warrants to purchase 1.2 million shares of Series D Preferred Stock. The Company has agreed to register the underlying Bridge Loan Warrants along with the new Series D Preferred Stock to be registered in the public offering. The interest rate for the First Note is eight percent (8%) per annum.














ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTER ENDED APRIL 30, 1997

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                              For the Quarter             For the Nine Months
                              Ended April 30,               Ended April 30,
                            1997           1996           1997         1996

Revenues                 $ 111,393     $ 529,802      $ 978,979    $1,519,975

Costs and Expenses         219,583       432,555      1,126,525     1,729,477
                         _________     _________      ---------    ----------
Net Income/(loss)
 after Taxes, before     $(108,190)     $ 97,247      $(147,546)   $ (209,502)
 extraordinary item      ==========    ==========     ==========   ===========

Revenues for the quarter ended April 30, 1997 totaled $111,393, representing a decrease of 79% or $418,409 from the $529,802 reported for the same quarter a year ago. Revenues decreased largely to a sharp decrease expected release of several orders from the various major power companies as well as the absence of new commercial orders and releases against existing military contracts by the US Government.

Gross margin for the quarter totaled $59,240 representing 53% of revenues as compared to a $346,266 or 65% of revenues for the quarter ended April 30, 1996. The decrease in gross margin primarily attributed to the labor inefficiences resulting from reduced levels of factory utilization. The Company was able to partially offset some of these losses by shifting its internal resources to new product development. Prior to this quarter the Company engaged outside contractors almost exclusively to complete its product development. During the current quarter the company used to a greater extent its captive resources including design, engineering and production. Historically, the Company has used part time, temporary factory personnel and outside contractors to adjust its workforce for large changes in production demands.

Selling, general and administrative expenses decreased from $214,019 to $140,466 for the quarter, representing a decrease of $73,553 as compared to 1996. These savings are the direct result of downsizing initiatives to offset the decreased production levels experienced during the quarter.

Interest expense decreased from $35,000 to $17,080 or $17,920 for the quarter ended April 30, 1997 over the same period of 1996.

As a result of the foregoing, the Company reported a net loss of $(108,190), or $(0.04) per share for the quarter compared to net income of $97,247 or $0.10 per share.








NINE MONTHS ENDED APRIL 30, 1997

Revenues for the nine months ended April 30, 1997 totaled $978,979 versus $1,519,975 for the same period last year. The lower revenues were attributable to continued delays in the release of certain commercial orders, including The Bonneville Power Administration and the absence in new orders and releases from the US Government. The order backlog for Bonneville was $1.3 million at April 30, 1997. The Company believes that the delay in release of certain PTR-1000 series orders were due to the forthcoming release of a new PRT-1500 Series Tone Protection product being developed for the General Electric Company to private label and market worldwide. The new product was originally scheduled to be released during the Summer of 1997. As a result of limited financial resources, this program was delayed by approximately six months; the expected release date for the PTR-1500 is early 1998.


Gross margin for the period totaled $450,481 as compared to $562,540 for the period ended April 30, 1996, representing 46% and 37% of revenues, respectively. Gross margins improved as a result of generally higher pricing for special items requiring limited quantities and fast turnaround.

Selling, general and administrative expenses totaled $518,944 as compared to $653,571. This decline of $134,627 results from cost cutting initiatives to reduce administrative and general expenses, especially with respect to headcount reductions and downsizing.

As a result of the foregoing, operating loss totaled $(68,463) as compared to $(91,031).

Interest expense for the nine months totaled $69,199 as compared to $118,371 for the prior nine month period.

As a result of the foregoing, the Company realized a net loss of $(147,546) or $(.06) per share as compared to net income of $530,874 or $.51 per share. The net income for the nine months ended April 30, 1996 included $740,376, net of tax benefit of $492,392, in extraordinary items, representing $.72 per share.


















LIQUIDITY AND FINANCIAL CONDITION

On August 16, 1995, the Company offered 235,750 Units at a price of $10.00 per Unit. Each Unit consisted of two (2) shares of Common Stock, par value $1.00 per share (Common Stock), and one (1) Redeemable Class A Warrant for Common Stock (Class A Warrant). The Common Stock and Class A Warrant are detachable and trade separately.

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

Inventories increased $294,800 from July 31, 1996, including approximately $258,734 for the PTR-1500 Series product.

Accounts receivable decreased $137,193 to $166,827 reflecting lower sales during the current quarter.

Working Capital at April 30, 1997 was $2,928,784 compared to $1,914,981 at July 31, 1996.

The Company received  $200,000 in net proceeds from a private placement.
The private placement was evidenced by two promissory notes executed by each investor that aggregated $150,000 (Note 1) and $50,000 (Note 2), respectively.
Note 1 is payable on the earlier of December 31, 1997 or upon closing of the next public offering. Note 2 contains the same terms as with respect to
Note 1, or at the investors option is convertible into shares of Preferred Stock Purchase Warrants (See Notes to the Financial Statements for additional description on the full terms of the conversion option). The funds received from the private placement were used to reduce overdue payables and resume the product development of the PTR-1500 Series Project.

During the quarter ended April 30, 1997 the Company received $74,735 in loans from CNL Holdings, Inc. The Company plans to use these additional funds to complete the development of the PTR-1500 and deliver the first prototypes to the General Electric Co. for testing and approvals and to improve its financial condition to better prepare for an anticipated increase in business in the latter part of 1997. Additional loans are expected from CNL to complete the product development schedule for the PTR-1500. The loans will be repaid plus accrued interest twelve months from the date received or converted to Series C Preferred Stock. In the event additional loans from CNL or other sources of capital are not secured on a timely basis, the release of new products and future sales would be adversely affected.







LIQUIDITY AND FINANCIAL-CONTINUED

The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 1998 versus fiscal 1997. In the event that additional financing and future backlog releases are not forthcoming, fiscal 1997 sales would be adversely impacted.

The Company presently meets its cash requirements through existing cash balances, cash generated from operations, and loans secured in private transactions.

SUBSEQUENT EVENT

During the month of May 1997, CNL has loaned the Company an additional $561,000 for a total of $635,735 to date. (See Note 2)

Management Representation

The information furnished reflects all adjustments which management considers necessary to a fair statement of the results of the period.

As of April 30, 1997 the Registrant's backlog of orders totaled $2.6 million, representing a mix of military and commercial telecommunication products. The company anticipates its commercial revenue to grow as a percentage of total sales for the foreseeable future.

Statement Regarding Present Operations

There was no material change in the nature of the operations of Registrant during the three months ended April 30, 1997 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1996.





























                     Part II - Other Information
                        CONOLOG CORPORATION

1.  Legal Proceedings - No material proceedings pending April 30, 1997

2.  Changes in Securities - See Management's Discussion

3.  Defaults upon Senior Securities -None

4.  Submission of Matters to a Vote of Security Holders - None

5.  Other Materially Important Events - See Management's Discussion

6.  No reports on Form 8-K have been filed during the quarter.
    Exhibits-Agreement with General Electric Company dated April 1, 1997.