Form 10-K
period 1997-07-31
CONOLOG CORP
filed 1997-10-28
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 X 	Annual  Report Pursuant to Section 13  or  15(d)  of  the Securities
	Exchange Act of 1934
      For the fiscal year ended July 31, 1997 (No Fee Required)

   	Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 	1934 for the transition period
        from        to         (No Fee Required)

Commission File Number: 0-8174
CONOLOG CORPORATION
(Exact name of registrant as specified in its charter)
DELAWARE                                         52-0853566
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

5 Columbia Road, Somerville, NJ                    08876
(Address of principal executive office)           (Zip code)

 Issuer's telephone number, including area code: (908) 722-8081
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange in which registered
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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $4.125 on
October 24, 1997 was  $8,408,701

The number of shares outstanding of the Registrant's common stock outstanding as of October 24, 1997 was 2,803,473

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K
JULY 31, 1997
TABLE OF CONTENTS

PART I
Item 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  20

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  20

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .  20

Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . .  22

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . . .  23

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .  27

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .   27

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS. . . . . . . . . . . . . . . . . 28

Item 11. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT. . . . . .  29

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .  31

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .  32

PART IV
Item 14. EXHIBITS AND REPORTS. . . . . . . . . . . . . . . . . . . . .  34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37

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

     During 1987, the Company made the strategic decision to redirect the Company's focus from military to commercial markets. Since that time, the Company has refocused on manufacturing and marketing its products for the commercial marketplace rather than depend on the military and defense-related markets. The effort has included the introduction of new products, the redesign of existing products and increased advertising and marketing efforts, as permitted by its limited financial resources. The percentage of revenues attributed to products manufactured for use in commercial applications increased from approximately 4% of sales in 1981 ($171,000) to approximately 86% of sales in 1997 ($966,115). The decision to embark on this program entailed a major design effort, including the coordination of outside engineering consultants to develop a complete line of products aimed at the Company s target markets. The primary emphasis was on products for electric utilities, cogeneration of power, gas and water companies, traffic control for departments of trans-port(DOT) and airports utilizing DSP (Digital Signal Processing) technology.

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

     Following the PTR-1000, in 1993, the Company introduced its "98 Series" Tone Products for water, gas, telephone and oil companies, waste water, traffic control and airports. In 1994 the Company unveiled the Power Supply Series (allowing the various utilities to power-up the equipment from any power source), the "40 Series" for transmission of analog variable data (water levels, gas pressures and temperature) and the Multiplexer Series, which permits the transmission of up to 900 separate data points, again using a telephone line, microwave link, or satellite. In 1994 the Company also introduced the "68 Series" tone products. This series is the "98 Series" repackaged mechanically specifically for customers with older systems wanting to upgrade to DSP technology without the expense of a complete mechanical installation. The "68 Series" offers the entire line offered by the "98 Series". In 1995, the Company introduced a stand alone "98 Series" transmitter and receiver for field installations and a wide range fiber optic interface for the Iniven products. The fiber optic interface is also available as a stand alone coupling device. The company launched its industrial grade 1200 Baud Modem for data transmission/ communication, and completed the PTR-1000 Systems options. Through 1997, the Company designed and is in the process of completing and building the PTR-1500 Quad System, Protection Equipment, exclusively for the General Electric Company ("GE"), to be labeled GE-NS50 Series, for worldwide sales as detailed in the agreement between GE and Conolog dated April 1, 1997.

     Due to the end of the cold war and the downsizing of the American military, the Company experienced unexpected sharp reductions of military contracts in fiscal 1993 (the Company's fiscal year ends on July 31) resulting in a 50% decline in the Company's sales for that year, down to $1,486,298 from $2,997,308 in fiscal 1992. The sales of new products could not replace the decrease in military sales. The Company, however, continued to pursue sales as aggressively as its available resources would permit. Sales in fiscal 1995 were $2,090,933 a 2% increase over fiscal 1994. Sales for the Fiscal year ended July 31, 1996 were $1,924,466 as compared to $2,090,933 for the year ended July 31, 1995. Sales in fiscal 1997 totaled $1,123,350, a 42% decrease from $1,924,466 for the same period in 1996.

  Revenues from the Company's  military product sales represented
approximately  30%, 23% and 14% of  sales  of  the  Company    in
fiscal  1995, 1996  and  1997,  respectively, reflecting      the
Company's emphasis on commercial sales and markets.

General Description

 Products

     The Company is engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by the Company); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by the Company) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic "networks" which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and
(vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, and (VII) multiplexer supervisory controls, which enable callers with high volumes of supervisory data to transmit on fewer phone lines.

     Such products are used in radio and other transmissions, telephones and telephone exchanges, air and traffic control, automatic transmission of data for utilities, teleprinting of transmitted data such as news and stock market information and for use by electric utilities in monitoring power transmission lines for faults and/or failures. The Company's products may be used independently or in combination with other products to form a system type configuration, whereby the Company's equipment is pre-assembled in a large cabinet with other equipment in a configuration that would provide the end user with protection as well as operational status displays.


Present Status/Business Product Description

     The  Company is presently engaged in three basic market segments:

          (A) Commercial Sales (Under the trade-name " INIVEN" (a Division of Conolog))

	- Direct sales to end users

	- Sales to system assemblers

	- Sales to contractors/installers


          (B) Military Sales - Direct contract sales to the military

                         - As subcontractor to systems producers
                         - Foreign governments

          (C) Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

(A) Military Sales

     Since 1992 the Company's engineering staff is dedicated to "INIVEN" commercial designs and does not engage in any new designs for military applications. The Company actively participates in bids only for parts the Company has designed since inception in 1968. Presently there are approximately 400 designs that are applicable to these military sales.

  Military sales are primarily for the Company's electromagnetic wave filters used in military radios, vehicles (cars, trucks or tanks), portable (backpack), special signaling equipment and exchanges (as in field command posts), weapon/missile guidance and control (Patriot missile,Tomahawk, Pave-Paws), torpedo active signal recognition and differentiation mounted in the nose cone of the torpedo (MK-30, Captor, MK-50 torpedoes), ship to ship teletype signaling filters used in deployment of ships (UCC-1 and UCC-4 systems) as well as many other signaling applications where accurate electromagnetic frequency control is required.

     The Company markets the above military sales directly and through independent manufacturing sales representatives on a commission basis.


(B) Commercial "INIVEN" Sales and Products

     "INIVEN" equipment is designed around four (4) core product groups:


          (1)  PTR Teleprotection Series
               (Protective  Tone Relaying Communications Terminal,
                which includes the PTR-1000 and the PTR-1500,under
                development and designed  exclusively for GE    to
                market.
          (2)  Audio Tone & Telemetry Equipment
               (Audio   Tone  Control,  Telemetering   and   Data
               Transmission Systems), which includes Series "98", "68", "40" and "GEN-1".

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


     The PTR-1500, designed exclusively for GE in accordance with a seven year agreement, is a quad system and performs as 2 duals or 4 singles with many unique features such as multiple line operation, event recording with date stamp with optional analog or digital transmission modes including optic fiber interface.

     The PTR Teleprotection Series is designed for global use by electric utilities and any entity generating power for its own consumption with resale of surplus power to an electric utility,
such   as  cities,   municipalities,   cooperatives  and  large
corporations that find it more economical to generate their own electricity.

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

     According  to  McGraw-Hill, Inc. Electrical World  (Electric
Utilities  of  the  United States), in the United  States  alone,
there  are over 500 large entities generating electricity.   They
are:

    Investor-owned

    Municipal Systems

    Cooperative Systems

    Federal, State and District systems.

     To  date , the Company has sold and delivered over 550  PTR-
     1000 sets to 14 utilities and 3 municipalities, most of which are installed and in service.

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

     This   product   segment  includes  the   first   generation
equipment, known as GEN-1, followed by later generations which include technological improvements and programmable capabilities to include:


    GEN-1 Series - First generation with electromagnetic modules and first generation programmable modules without electro-magnetic modules.

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

     Given this technology and the high-reliability and quality standards of the Company's products, the Company began in the first quarter of 1994 to offer a 12 year warranty for all of its commercial products. This warranty has been favorably received by customers. Based upon its past experience, the Company does not believe that its extended warranty will result in any material repair or replacement expenses.

     Sales of these products are made by the same agents who sell the Company s GEN-1 products, but are also directed to encompass more sophisticated users with larger amounts of data and control points. The mechanical configuration of the "98" series is more compact, permitting more equipment in a given space, while performing many more functions when it is connected to the "40" Series. The "68" Series is the "98" Series repackaged mechanically specifically for customers with older systems permitting them to upgrade their systems to DSP technology. The "40" Series, when connected to the "98" or "68" in the same chassis, permits the continuous monitoring of variable data. Typical applications for these products include transmission of the variable data (such as volume, temperature, pressure and moisture) for water, gas, industrial gases, oil , gasoline, transportation equipment and telephone exchanges, and for use at airports, tunnels and bridges and for security and electricity systems.

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

On April 1, 1997, the Company signed an  exclusive   distribution
with the General Electric Company to develop and manufacture   an
advanced tone protection series product, the PTR 1500.  Under the
terms of the agreement, General Electric plans  to  market    the
product world wide beginning in 1998. ( SEE: Recent Developments).



Recent Developments

The Company plans to have the PTR 1500 series   tone   protection
product available for General Electric evaluation during November
1997.  The  design  of  the  prototypes  for the PTR 1500   series
were essentially completed during fiscal 1997 and production boards were included in inventory at July 31, 1997. Final testing and evaluation by GE of these prototypes are anticipated to be completed by January 5, 1998. Upon acceptance by GE, the Company intends to commence shipping production units for delivery during March/April 1998.

The Company s new INIVEN Multiplexer  was tested  for 2 way radio
operation to  provide  8  analog  and 16 status    functions  bi-
directionally at a single site. The Company plans to introduce this radio link product line in the second half of 1998.





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

     On August 16, 1995, holders of 19,360 shares of the Company's Series B Preferred Stock (including Robert Benou and Arpad J. Havasy, officers and directors of the Company) converted their shares of Series B Preferred Stock into 387,200(3,872 post-split) shares of Common Stock.

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




STRATEGY

     The Company's strategy is to exploit new commercial markets by continuing to develop new products and enhance existing products to improve both its market share and competitive position. Growth in commercial sales is expected to come through internal growth of existing products, new product introductions and the expansion of regional markets to meet the growing needs of its customers for more sophisticated and comprehensive products and services. The Company introduced a fiber optic digitizer during fiscal 1996. The Company believes the largest growth opportunity remains with the electric utility market, although it intends to reach other industrial and utility markets such as railroad and waste water, respectively. The Company began an advertisement program during 1996 and devoted substantial resources as available for promotion. The Company intends to participate in various trade shows, such as the Utilities Communications Council and IEEE/PES during the forthcoming year.

The Company will continue to seek out and broaden its base of manufacturer reps and other marketing strategies to strengthen its market presence.

MARKETING AND SALES

     In general, the Company's products are marketed be means of telemarketing and customer contacts by the Company's direct sales force and through independent manufacturing sales representatives and distributors.

     MILITARY - The Company markets its military sales directly and through independent manufacturing sales representatives.

     COMMERCIAL -  The  Company  markets the PTR-1000 by means of
Company  Sales  personnel,  through  independent   manufacturers
representatives, and through distributors, focusing mainly on the largest utilities and co-generators. In the United States alone there are over 500 large entities generating electricity which are identified as investor-owned, municipal systems, cooperative systems and federal, state and district systems. The Company intends to expand its sales efforts and expand sales to international markets. The Company markets its Gen-1 and Gen-1 Programmable Series, as well as its "98" Series, "68" Series and "40" Series, in the same way as the PTR-1000 except that the manufacturers representatives used by the Company specialize in selling to the diverse markets that utilize such products.



Competition

     The market for the Company's products is very competitive. There are several companies engaged in the manufacture of products of the type produced by the Company, most of which are substantially larger and have substantially greater name recognition or greater financial resources and personnel. The major competitive factors include product quality and reliability price, service and delivery. Competition is expected to continue and intensify. The market is also characterized by rapid technological changes and advances. The Company would be adversely affected if its competitors introduced technology superior products or offered these products at significantly lower prices than the Company s products.


Largest Customers

     Sales to the Company's two major customers during fiscal 1997 (General Electric and Bonneville Power Authority) totaled $255,500 and $200,000 respectively (22.7% and 17.8%, respectively of all sales). Sales to the Company's major customer in fiscal 1996 (B.C. Hydro-Canada) totaled $380,000 (19.7% of all sales).Sales to the Company's major customer in fiscal 1995 (United States Government) totaled $424,849 (20% of net sales). During fiscal 1994, sales to the Company's major customer (Westinghouse Electric Corp. - Naval Systems Division) totaled $597,000 (29% of net
sales).     None   of  such  customers  has or  had  any material
relationship other than business with the Company.

Raw Materials

 Inventory

     The Company believes that it has adequate sources of raw materials available for use in its business. The Company s products are assembled from a variety of standard electronic components,such as integrated circuits, transformers,transistors, passive components ( i.e., resistors, capacitors and inductors), diodes and assorted hardware such as printed circuit boards, connectors and faceplates. The Company is not dependent upon any
single supplier.   The Company  also  purchases a number of other
electronic components and sub-assemblies from various suppliers. There has been no material increase in the cost of most raw materials and the Company has no reason to anticipate any significant shortage of raw materials in the future. The Company generally is required to maintain adequate amounts of raw material and parts inventories to meet delivery requirements of customers and to assure itself of a continuous availability of these items.

     In  the  past  the  Company  manufactured  and held  in  its
inventory   finished   products   pursuant   to   the    military
specifications and based  upon the military   forecast for future
quantities   and   delivery   schedules.   Widespread    military
procurements were discontinued as a result of the end of the cold
war  and  the  downsizing   of   the  military     establishment.
Consequently,  management  made  a decision  to   write off    a
substantial amount of the  military   inventory.  As a result  of
the Company no longer manufacturers military product in   advance.
Rather, it only schedules   production  as  purchase  orders  are
received.


Manufacturing

     Of the 15,700 square feet that the Company occupies at 5 Columbia Road in Somerville, NJ, approximately 10,000 square feet are dedicated to manufacturing. The Company assembles, under normal workload conditions, all the product it sells. To accommodate the peak demands that occur from time to time the Company has developed a number of subcontractors to assemble boards to the Company's specifications. All assemblies, however, are inspected and fully tested by the Company's quality, engineering and testing departments. The Company maintains test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment.This control, together with design reliability, has permitted the Company to offer a 12-year warranty on all its commercial products.



Warranty and Service

     The Company provides a twelve year warranty on its products which covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during
the       warranty   period   providing    proper      preventive
maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products are not covered by the Company s warranty.

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

Research and Development

 New Products

     Prior to fiscal 1997, amounts expended by the Company in recent years for research and development activities have not been material. During fiscal 1997, the Company invested approximately $700,000 for the design and development of the PTR 1500 for General Electric. The Company completed the PTR-
1000 series option modules and the standard modules of the PTR-1500 Quad Series to be sold exclusively worldwide by GE as its Model NS50 The first prototypes are expected to be delivered in November, 1997 ( See: Recent Developments).

    During 1996, the Company invested financial resources to design a fiber optic digitizer and a 1200 baud modem to be sold separately or jointly with INIVEN products. This product will enable the Company s INIVEN products to transmit directly onto fiber optic cables, and open a new market for the Company's products. The Company intends to add designs that will extend its product capability to handle new data inputs not presently available. There can be no assurance that the Company will be able to successfully develop and add designs to its products.

Patents and Trademarks

     The Company does not have any patents covering any of its present products. The Company uses the trademark INIVEN for its commercial products. The Company believes that such trademark is recognized in the Company's industry. The Company believes that its prospects are dependent primarily upon its ability to offer its customers high quality, reliable products at competitive prices rather than on its ability to obtain and defend patents and trademarks. The Company does not believe that its INIVEN trademark is of material importance to the Companys business.

Backlog


     As of July 31, 1997, the Company had a backlog of approximately $2.9 million. It is anticipated that this backlog will be filled during the balance of calendar year 1997 and the 1998 fiscal year ending July 31, 1998. As of July 31, 1996 and 1995, the Company had a backlog of approximately $3,400,000 and $1,300,000, respectively.

The backlog of orders for the Company s PTR 1000 series of product consists of multiple blanket contracts at fixed prices for the duration of the contract. There is no obligation or penalty if the contracts expire prior to additional orders being placed for the total value of the contract.

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

Renegotiation

     No material portion of the Company s business has been subject to renegotiation of profits at the election of the Government since 1987.



Seasonality

     The business of the Company is not seasonal,but is sensitive to general economic factors, such as interest rates, availability of credit for capital purchases, overall business climate and general business outlooks that historically impact capital purchase decisions.

Foreign Sales

     During fiscal 1997, the Company did not have any foreign sales. The company had approximately $380,000 in foreign sales to British Columbia Hydro Power Authority, Inc. during fiscal 1996. In fiscal 1995 the Company had foreign sales of $140,000 to the Government of Israel.


Employees

     As of July 31, 1997, the Company employed 31 persons on a full-time basis, including 2 in management, 2 in sales, 2 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 20 in production. The Company has enjoyed good labor relations. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

Item 2. PROPERTIES

     The Company owned facility, which management considers adequate for the Company's present requirements, is located at 5 Columbia Road, Somerville, NJ. This facility is used for manufacturing, sales and its executive offices and comprises 15,700 square feet.

Credit Facility

Background

     On October 25, 1994, the Company and Chase Manhattan Bank (as successor by mergers with Manufacturers Hanover Trust Company and Chemical Bank) (the "Bank") restructured the Company's credit facility ("Credit Facility") between the Company and the Bank that had been in effect since April 5, 1989.


Under the restructured terms the Credit Facility had been extended as follows:

          (i) Interest on the Credit Facility was to accrue but not be payable until July 31, 1995. Beginning on that date, interest payments were to be made in arrears on the last day of each month, with all unpaid interest previously accrued becoming due and payable on November 30, 1995.

          (ii) All principal on the Credit Facility and other amounts owing to the Bank would become due and payable November 30, 1995.

     The  principal amount owing to the Bank at January 31,  1995 was  $3,789,000 and the unpaid accrued interest was $584,728. The
interest  rate  on the Credit Facility  was 9.75% at   January 31,
1995.


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


Terms in Connection with August 1995 Offering

     In connection with the August 1995 Offering the Bank and the Company agreed to restructure the Credit Facility as follows:

The  Bank  received  from  the proceeds  of such  offering a cash
payment  of $250,000  (the "Cash Amount").   The  remaining debt,
after  giving effect  to   the  payment  to the  Cash  Amount was
restructured as follows: (1) $1,025,000 was structured as a five-year term loan (the "Term Loan") bearing interest at the Bank's
Reference Rate plus 125 basis points, to be amortized over 10 years; $50,000 per year for the first two years, $100,000 per year in the third and fourth years and $112,500 in the fifth year. After the fifth year, the balance of the payments was to be renegotiated at the Bank's option; and secured by the existing collateral; and (2) all debt owing to the Bank in excess of the Cash Amount and the Term Loan was converted into 375,000 shares of Common Stock of the Company (the "Bank Shares").

In addition,  the Bank   released   the   existing     guarantees
of Messrs. Benou and Havasy on the effective date of the August 1995 Public Offering. Finally, pursuant to the restructured 1996 Credit Facility the Bank was granted the right to appoint a member to the Company's Board of Directors



     The debt forgiveness of $1,232,728 on restructuring of the obligation less the tax benefit thereon is accounted for as an extraordinary gain to the Company.




Credit Facility and Agreement with CNL Holdings, Inc.

     The principal amount owing to the Bank under the Company's Credit Facility at June 30, 1996 and amended as of January 1,1997 was $1,012,500 and the unpaid accrued interest was $48,850. The Bank and the Company entered into the Conolog Corporation Allonge (dated as of September 11, 1996) pursuant to which the
Amended  and   Restated  Term Note  dated   as of  August 2, 1995
between the Company and the Bank (the "Note") was further amended to permit the conversion by the Bank of the unpaid principal and interest due under the Note into 1,400,000 shares of the Company's Common Stock and provided for conversion to be exercised by the Bank or its assignee. The Bank deferred all payments of principal and interest under the Note until April 16, 1997.


     Subsequently, on September 12, 1996 the bank and CNL Holdings, Inc., a private investor group, entered into an Option and Purchase, Sale and Assignment Agreement dated as of September 12, 1996 (the "Option Agreement"). Under the Option Agreement
the  Bank       granted  an option  to CNL to purchase  all of the
Bank's interest in (i)the Amended and Restated Term Loan Agreement dated as of August 2, 1995 between the Company and the Bank,
(ii) the Note and (iii) the 375,000 shares of the Company's Common Stock owned by the Bank. CNL paid $150,000 to the Bank for the option, which had an exercise price of $1,500,000 (a balance of $1,350,000) and an expiration date of April 15, 1997.

     As part of the aforementioned transaction, CNL agreed to loan up to $2,500,000 to the Company under certain circumstances (as described below) and the Company agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to register the 375,000 shares of Common Stock owned by the Bank and the 1,400,000 shares of Common Stock into which the Note is convertible (collectively, the "Acquired Shares"). As of July 31, 1997, CNL Holdings, Inc. has loaned the company $916,235.


      Each loan bears interest at the  rate of  4% per annum and
is   be due 12 months  from the date of  such Loan.  At maturity, the Company will have the option to pay each Loan, together with all accrued interest thereon in cash, or by issuing shares of a
new Series  C  Preferred  Stock  ( the  "Series  C     Preferred")
valued at $5.00 per share  for purposes of such repayment.

     The Series C Preferred will be non-voting and carry a cumulative dividend of 8% per annum which may be payable at the Company s option by the issuance of shares of Common Stock valued at $5.00 per share up to a maximum of 40,000 shares per annum. The Series C Preferred will be convertible into common stock at the rate of one share of common stock for each share of Series C Preferred and have a liquidating preference of $5.00 per share.

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

  Management  believes   that  the  foregoing  transactions
benefited the Company and its stockholders. The exercise by CNL of its option under the Option Agreement converted the remaining Debt Claim into shares of Common Stock which provided, the Company the opportunity to, in effect, exchange its debt for equity and eliminated the Company's default under the Credit
Facility.   As of July 31, 1997,  CNL  has  fully  exercised  its
option to acquire all of the Banks shares. The Company s bank debt has been cancelled and the bank liens on the Company s property has been terminated.

Item 3. LEGAL PROCEEDINGS

The Company is not subject to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended January 31, 1997, shareholders of the Company approved an amendment to the Certificate of Incorporation to increase the total number of authorized shares of all classes of stock from 6,500,000 of which 500,000 shares are classified as Preferred Stock and 6,000,000 shares are classified as Common Stock to 22,000,000 shares of which 2,000,000 shares will be classified as Preferred Stock and 20,000,000 shares will be classified as Common Stock.



       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

     The Company's Common Stock and Warrants are thinly traded on the Nasdaq SmallCap Market, under the symbols CNLG and CNLGW, respectively. Prior to the August 1995 Offering, the Common Stock was traded on the OTC Bulletin Board.

     The following table sets forth, for the periods indicated, the high and low bid and asked quotations of the Common Stock, based upon information supplied by the National Quotation Bureau for the years 1995, 1996 and the first three quarters of 1997. Such quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily
represent actual transactions. As of October 22, 1997,        the
Company's Common Stock was held by approximately 817 shareholders of record.






                            Bid                     Asked


                      High       Low           High        Low

1995

   First Quarter      .02        .01           .10         .05

   Second Quarter     .04        .01           .15         .05



        The following table sets forth, for the periods indicated, the high and low prices of the Company's Units (which no longer trade), Common Stock and Warrants traded on the Nasdaq SmallCap
Market for the  third and  fourth of 1995, 1996 and   the   first
second and third quarters of 1997:


                  Units        Common  Stock        Warrants


   1995      High     Low      High     Low       High     Low

   Third
   Quarter   18.5     14.00    8.50     5.75      4.00     2.00


   Fourth    19.25    14.75    9.25     6.25      3.25     1.25
   Quarter


   1996

   First     15.00    11.00     8.125    3.875     2.00     .9375
   Quarter

   Second    11.25    11.25    6.5625   4.25       1.00    1.0156
   Quarter


   Third      __       ___     6.25     2.25       1.50     .5625
   Quarter

   Fourth     __       ___     3.875    2.375      1.25      .50
   Quarter

1997

   First      ___     ____     5.875     3.00        .9375   .625
   Quarter

   Second     ___     ____      6.125    2.375      1.000    .375
   Quarter

   Third      ___     ____      5.675    2.250       .875    .250
   Quarter

DIVIDENDS

Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its
Common  Stock or on its Preferred A or Preferred B share.     The
Company anticipate that no such dividends will  be  paid  in  the
foreseeable  future.  Rather, the Company intends to  apply   any
earnings to the expansion and development of its  business.   Any
payment of cash dividends on any of its securities in  the future
will  be dependent    upon the future  earnings  of  the Company,
including its financial condition, capital requirement and other factors which the Board of Directors deems relevant

Item 6.  SELECTED FINANCIAL DATA
                       Year Ended
                       July 31,
(in thousands, except   1997      1996     1995    1994    1993
per share amounts)

Operations Summary:
Net sales and other     $1,123   $1,924   $2,091  $2,045  $1,486
income

Net income (loss)
from                     (672)      294     (522) (1,183)   (322)
continuing operations

Income (loss) from
continuing operations
per primary              (.42)     0.28     (0.12) (0.27)  (0.07)
share

Income (loss) from
continuing operations
after
giving retroactive
effect to a 1 for          -        -       (12.01)(27.22) (7.41)
100 reverse stock
split on August
16, 1995
Balance Sheet
Summary:
 Total assets          $4,340    $3,928     $3,882  $3,739 $4,601


Long-term debt and
capitalized lease      $4            $5        $34  $3,830 $3,733
obligations






Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     In order to summarize the Company's operating results for the past three years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.



   Income & Expense Items as          Income &          Percentage
    a Percentage Of Revenues        Expense Items   Increase/Decrease
    From Operations
      For The Years Ended July 31

     1997    1996   1995                1996 to   1995 to    1994 to
                                          1997      1996      1995
    100.0%  100.0% 100.0%  Sales &       (41.6%)    (8.0%)      2.3%
                           other
                           income
     84.2%*  67.2*  92.2*  Cost of       (27.9)    (32.9)      (4.2)
                           products
                           sold
     67.6    49.2   44.2   Selling,      (19.9)      2.4        8.4
                           general &
                           administrat
                           ive
      7.2     6.8   12.1   Interest      (38.5)    (48.0)     (30.0)

    158.9   123.2  148.5   Total costs   (24.7)    (23.5)      (3.8)
                           & expenses
    (52.9)  (23.2) (48.5)   Income        48.2     (56.0)     (14.3)
                           (loss)
                           before
                           taxes
       .9     -    (23.5)  Income        494.2    (100.0)        -
                           taxes
                           (credits)
    (59.8)% (23.2)%(25.0)% Loss before    50.4%   (14.4)%    (14.3)%
                           extraordinary
                           item

* Includes write-offs for obsolete or excess inventory which were $28,101, $50,281 and $656,248 in 1997, 1996,and 1995 respectively.

Results of Operations

1997 Compared to 1996

     Total revenue decreased $801,076 or 42% from $1,924,466 to $1,123,391 in 1997. This decrease was attributable to delays in the release of tone protection orders from the Bonneville Power Administration and other customers. The Company attributes these delays to the budget constraints for various utilities and to the pending release of the new advanced tone protection device, the PTR-1500. The Company essentially completed the prototypes during the first fiscal quarter ended October 31, 1997. The Company plans to ship prototypes to GE during November 1997.


     Gross Margins, inclusive of inventory adjustments for the years ended July 31, 1997 and 1996 totaled $177,910 & $632,185 representing 15.8% and 32.9% of revenues. Gross margins for 1997 were lower than 1996 due to the lower utilization of the factory in fiscal 1997 over 1996.

     Selling, General and Administrative expenses decreased from $946,954 in 1996 to $758,880 in 1997 representing a decrease of 19.9%. This decrease is the result of cost cutting initiatives in the form of manpower reductions and reduced expenditures for sales and marketing expenses. These initiative were taken by management during the year to help offset the drop in sales during fiscal 1997.

     Interest expense totaled $81,026 for the year ended July 31, 1997 compared to $131,854 for the year ended July 31, 1996. This
decrease  was  a result  of lower   outstanding  loan    balances
resulting from the paydown of the credit facility during the year.

     As a result of the foregoing, the Company reported a net loss of $672,080 or $0.42 per share. This compares to a net income of $293,552 or $.28 per share for the same period last year.


1996 Compared To 1995

     Revenues for the year ended July 31, 1996 decreased to $1,924,466 from $2,090,933 for the twelve months of the prior year, representing a decrease of 8.0%. Revenues declined as a result of a decline in sales in the military sector. The Company completed a large sale of switches to the military in Fiscal 1995 and did not have a comparable sale for Fiscal 1996.

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

     Interest expense totaled $131,854 for the year ended July 31, 1996 as compared to $253,686 in interest expense for the year ended July 31, 1995. The Company reached a debt restructuring agreement with the Bank during 1995 that resulted in having no interest expense for the quarter ended April 30, 1996.

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

     Selling, General and Administrative Expense totaled $925,000 or 44.2% of revenues, as compared to $853,000 or 41.7% of revenues for the comparable period last year.

     As a result of the foregoing, an operating loss of  $761,000 was realized for the year ended July 31, 1995 as compared to an operating loss of $821,000 for the same period last year.

     Interest expense for the twelve months totaled $254,000 compared to $362,000 for the fiscal year ended July 31, 1994. The Bank had agreed to fix the total interest owed as of January 31, 1995 and to keep the amount unchanged through August 16, 1995. Accordingly, no interest expense was accrued from February 1,1995 through July 31, 1995.

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


     As of July 31, 1995 the Company's backlog totaled $1.3 million, consisting of a mix of military and commercial tele-communication products, compared to $1.5 million at July 31,1994. The Company anticipates its commercial shipments to continue to grow as a percentage of total sales in the foreseeable future.



LIQUIDITY AND CAPITAL RESOURCES

     Working capital at July 31, 1997 was $2,456,122 compared to $1,914,981 at year ended July 31, 1996. The improvement in the working capital is the result of a planned inventory increase of $236,012. This is primarily attributed to the building of the PTR-1500 tone protection device. The Company will be delivering to the General Electric Company under contract prototype units during November 1997. Production units are expected to be delivered during the second quarter of fiscal 1998.

     Accounts receivable have decreased from $304,020 at year-end
July  31, 1996 to $109,571 at July 31, 1997.  This   decrease  of
$194,449 is the result of lower average sales for fiscal     1997
versus 1996.


     During the year, the Company received a total of $1,116,235 in loans from private investors. The proceeds of these loans were used primarily for working capital purposes. Loans totaling $916,235 were received during the year from CNL Holdings,Inc. In addition to the CNL Holdings, Inc. loans, an additional $200,000 in loans were received as bridge loans from certain investors, the " Bridge Lenders". Each of the bridge loans bear interest at the rate of eight percent (8%) per annum. The Bridge Lenders have the right to convert $50,000 in the aggregate principal amount of their loans into a total of 1.2 million Class A Warrants. Each Class A Warrant contained in the Convertible Bridge Notes is identical to the Company s currently outstanding Class A Warrants. The CNL Holdings, Inc. loans are due 12 months from the date of each loan. At maturity, the Company will have the option to pay each loan, together with accrued interest, by issuing shares of a new Series C Preferred Stock. The bridge loan amounts are due and payable, with accrued interest, upon the earlier of (1)January 31, 1999, or (ii) the date of closing of a public offering of common stock and common stock warrants of the Company. A Registration statement was filed on Form S-1 with the Securities and Exchange Commission on September 12, 1997


Each of the bridge loans bear interest at the rate of eight percent (8%) per annum. The Bridge Lenders have the right to convert $50,000 in the aggregate principal amount of their loans into a total of 1.2 million Class A Warrants. Each Class A Warrant contained in the Convertible Bridge Notes is identical to the Company s currently outstanding Class A Warrants.

On September 12, 1997 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission. This Registration Statement covers the primary offering of securities of the Company and the offering of other securities by the Bridge Lenders. The Company is registering, under primary prospectus 805,000 Units, each Unit consisting of one (1) share of common stock and four (4) Class A warrants. The Bridge Lenders are registering, under an alternate prospectus, 1.2 million Class A
Warrants.        At July 31, 1997 all costs associated with  this
offering were deferred. These costs will be deducted from the Proceeds of the sale of stock. The Company plans to use proceeds from the public offering to satisfy its loan obligations to CNL Holdings, Inc. and the Bridge Lenders.


     The Company plans to meet its cash requirements for the next twelve months through existing cash balances, cash generated from operations and the net proceeds of the public offering. In addition, the Company believes that it can obtain financing from institutional investors secured by its assets, if necessary.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                            PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                           MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 1997.

NAME AGE          POSITION

Robert S. Benou      63            President and Director

Arpad J. Havasy      61            Executive Vice President,
                                   Secretary, Treasurer and
                                   Director

Louis S. Massad      60            Director

Marc  R.  Benou      30            Vice President,  Assistant
                                   Secretary and Director

Thomas Fogg          62            Vice President-Engineering




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


     Section 16 (a) Beneficial Ownership Reporting Requirements
     There were no delinquent or untimely filers during the fiscal year.



Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President, the only executive officer whose aggregate remuneration exceeded $100,000 in each of the three Company's fiscal years ended July 31, 1997, 1996 and 1995:

                      Summary Compensation Table

                    Annual Compensation      Long Term Compensation

Name and                             Other Annual
Principal   Fiscal                   Compensation
Position   Year-End  Salary       Bonus (1)        Awards   Payouts

             1997    $150,000        0               0         0
Robert
Benou,
President    1996    $150,000        0               0         0

             1995    $150,000        0               0         0


_________________

Incentive Stock Option Plan

     On May 15, 1995, the Board of Directors of the Company adopted and on August 14, 1995, the shareholders approved the Conolog Corporation 1995/1996 Stock Option Plan ( the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code (the "Code") or nonqualified stock options. Under the Option Plan, a Stock Option Committee (the "Option Committee") of the Board is authorized to grant options to purchase up to 200,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the Option Plan and designates the optionees,the type of options to be granted (i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

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


EMPLOYMENT AGREEMENTS

     The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Robert Benou. Under his employment agreement, Mr. Benou will receive an annual base salary of $150,000 for the first year of employment with an
increase of $20,000 beginning November 1997 and every   profitable
year thereafter.  In addition, Mr. Benou  is  entitled     to   an
annual  bonus equal to 6% of the Company's annual "income   before
income  tax provision" as stated in  its annual Form 10-K.     The
employment agreement also entitles Mr. Benou  to  the  use of   an
automobile and to employee benefit plans, such as  life,   health,
pension,  profit sharing and other plans.

Under the employment agreement, employment terminates upon death or disability of the employee and employee may be terminated by the Company for cause. The company intends to maintain a $1 million life insurance policy on the life of Robert Benou.

     The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Marc Benou. Under his employment agreement, Mr. Benou will receive an annual base salary of $55,000 for the first year of employment with an increase of $6,000 beginning November 1997 and every profitable year thereafter.

Mr. Benou is entitled to an annual bonus equal to 3% of the Company's annual "income before income tax provision" as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminated upon death or disability of the employee and employee may be terminated by the Company for cause.



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


      Name and             Amount and        Percentage of
      Address  of          Nature of       Outstanding Shares     After
   Beneficial Owner   Beneficial Ownership  Before Offering      Offering

     Robert S. Benou (2)       710,039        25.00%              20.27%

     Arpad J. Havasy (2)        50,117         1.79%               1.43%

     CNL Holdings, Inc.(5)     510,000        18.19%
     750 Lexington Ave.
     New York, NY  10022

     Marc R. Benou (2)          40,000         1.43%    	       1.14%

     Louis Massad  (2)           5,000          .18%              .142%

     Thomas Fogg   (2)          20,200          .72%               .57%
 All Directors and Officers
 as a Group (5 persons)        825,356        22.44%             23.56%

 (1) Does not include treasury stock. Does not include possible issuance of (i) 70,000 shares of Common Stock issuable upon exercise of a Unit Purchase Option issued to the Public Offering Underwriter, (ii) 280,000 shares of Common Stock issuable upon exercise of Class A Warrants contained in such Unit Purchase Option and (iii) the over-allocation options.

(2)  The address for these individuals is c/o Conolog
Corporation, 5 Columbia Road, Somerville, New Jersey 08876.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

     As of April 30, 1995, Messrs. Benou and Havasy have advanced $139,196 to the Company for working capital purposes. No formal repayment plan or interest charges have been established at this time. In addition, the officers had not been paid their salaries since August 1, 1992.

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





                             PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K
(a)Financial Statements

Balance Sheets as of July 31, 1997 and 1996                      F-2
Statements of Income  for the years ended July 31,1997 and 1996  F-3

Statements of Stockholders' Equity ( Deficiency )for the years
ended July 31,1997 ,1996 and 1995                                F-4
Statements of Cash Flows for the years ended July 31, 1997 and
1996                                                             F-5
Notes to Financial Statements                              F-6 to-10
     Index of Exhibits

Item 16.  Exhibits - None.

Exhibit No. Description of Exhibit

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

10.4 ***    Irrevocably Proxy dated as of September 12,  1996  by
            and   between   CNL   Holdings,  Inc.   and   Conolog
            Corporation.

10.5 ***    Agreement  dated September 12, 1996  by  and  between
            CNL Holdings, Inc. and Conolog Corporation.

10.5 (A)**  Amendment No. 1 dated January 31, 1997 to Conolog Corporation
            Allonge.

10.6 Agreement with General Electric Company dated April 1, 1997 incorporated by reference to the Company s Form 10-Q for the quarter ended April 30, 1997.

10.7**** Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation

10.8**** Employment Agreement dated June 1, 1997 between Mac Benou and Conolog Corporation


___________________

*    Incorporated  by reference to the Registrant's  Registration
Statement on Form S-1 (33-92424).

** Filed by Amendment to the Registrant's Registration Statement file on Form S-1 (File No. 0-8184) as filed on October 16, 1996.


***  Incorporated  by reference to the Registrant's  Registration
Statement file on Form S-1 (File No 0-8174) as filed on  October
16, 1996

****  Incorporated by reference to the Registrant's Registration
Statement on Form S-1 (File No. 0-8174) as filed on September 12,
1997



(b) Reports on Form 8-K
               None


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
	Conolog Corporation
	By:
October  28, 1997	/s/ Robert S. Benou
	President, Chief Executive
	Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


October 28, 1997
	/s/Robert S. Benou
	President, Chief Executive Officer
	and Chairman of the Board

October 28, 1997	/s/Arpad J. Havasy
	Executive Vice President, Secretary,
	Treasurer and Director

October 28, 1997	/s/Marc R. Benou
	Vice President, Assistant Secretary and Director

October 28, 1997	/s/Louis S. Massad
	Director














				Annual Report on Form 10-K
				Item 8, Item 14 (a)(1) and (2)

				         Financial Statements

				     Year Ended July 31, 1997


				         Conolog Corporation

				Somerville, New Jersey  08876


				Form 10-K Item 14(a)(1) and (2)

				Index to the Financial Statements

				         Conolog Corporation

					July 31, 1997




The following financial statements of the registrant are included in
Item 14:

Balance Sheets - July 31, 1997 and 1996 .........................  F-2

Statements of Income - Years Ended July 31, 1997,
     1996 and 1995 .............................................   F-3

Statements of Stockholders' Equity (Deficiency) - Years
     Ended July 31, 1997, 1996 and 1995 .........................  F-4

Statements of Cash Flows - Years Ended July 31,
     1997, 1996 and 1995 ........................................  F-5

Notes to Financial Statements .................................... F-6-10

































			Independent Auditors' Report

Board of Directors
Conolog Corporation

We have audited the accompanying balance sheets of  Conolog
Corporation as of July 31, 1997  and 1996  and the  related
statements of operations, stockholders' equity (deficiency)
and cash flows for each  of the three  years in  the period
ended July 31, 1997.   These financial statements  are  the
responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally
accepted auditing standards.  Those standards require  that
we   plan  and  perform  the  audit  to  obtain  reasonable
assurance about  whether the financial  statements are free
of material misstatement.    An audit includes examining on
a   test   basis   evidence   supporting  the  amounts  and
disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation at July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.





Bridgewater, New Jersey
October 13, 1997
















		     Conolog Corporation
                         Balance Sheets

                                                July 31,
                                           1997        1996
                                        ---------    ---------
ASSETS

Current Assets
     Cash                               $503,217     $178,213
     Accounts Receivable - less
     allowances of $6,000 and
     $14,000 in 1997 and 1996,
     respectively                        109,571      304,020
     Inventories
        Finished Goods                 1,705,782    1,494,289
        Work-in-process                  498,070      129,675
        Materials and supplies           969,940    1,313,816
                                      ----------   ----------
                                       3,173,792    2,937,780


     Other Current Assets                 44,085       43,517
     Deferred offering costs             113,813         -
                                       ----------   ----------
                                       3,944,478    3,463,530

Property, Plant and Equipment
     Land and improvements                34,524       34,524
     Building and improvements           663,630      659,477
     Machinery and equipment           1,291,838    1,289,578
     Furniture and Equipment             336,001      330,735
                                      ----------   ----------
                                       2,325,993    2,314,314
less allowance for depreciation
    and amortization                   1,938,188    1,880,408
                                      ----------   ----------

                                         387,805      433,906
Other Assets                               7,469       30,398
                                      ----------   ----------

TOTAL ASSETS                          $4,339,752   $3,927,834
                                      ==========   ==========










See notes to financial statements




                                              July 31,
                                          1997           1996
                                        --------       --------
LIABILITIES

Current Liabilities
     Notes Payable - Bank                $   -         $ 1,012,500
     Notes Payable - Other                916,235             -
     Accounts Payable                     188,510          280,629
     Accrued Payroll                       15,644           41,716
     Accrued Interest                      17,374           64,699
     Bridge Loan                          200,000             -
     Other Accrued Expenses               146,791          115,723
     Current Maturities of                  3,802           33,282
       capitalized lease obligations
                                         ---------      -----------
total current liabilities               $1,488,356      $1,548,549

Other Liabilities
     Capitalized lease obligations,
      less current maturities                 -              4,973
                                         ---------       ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)

     Preferred Stock, par value $.50;
       Series A; 4% cumulative;162,000
       shares authorized; 155,000 shares
       issued and outstanding               77,500          77,500
     Preferred Stock, par value $.50;
       Series B; $.90 cumulative;
       50,000 shares authorized, issued
       and outstanding 1,197 shares
       in 1997 and 1,167 in 1996               597             597
     Common Stock, par value $1.00;
       20,000,000 shares authorized;
       issued 2,803,473 shares in 1997
       and 1,035,186 in 1996, including
       8,776 shares held in Treasury     2,803,473       1,035,186
     Additional Paid-in Capital          3,782,513       4,401,636
     Retained Earnings (Deficit)        (3,680,953)     (3,008,873)
     Treasury Shares at Cost              (131,734)       (131,734)
                                        -----------     -----------
Total Stockholders' Equity (Deficiency)  2,851,396       2,374,312
                                         ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
                                        $4,339,752      $3,927,834
                                        ==========      ==========





				Conolog Corporation
			   Statements of Operations

                                    Year Ended July 31,
                                      1997        1996            1995
                                 ----------      ---------      -----------
Sales and other income		$ 1,123,390	$1,924,466	$ 2,090,933

Costs and Expenses:
   Cost of Products sold	    917,379	 1,242,001	  1,270,771
   Selling, general and
     administrative		    758,880	   946,954	    924,524
   Interest                          81,026        131,854          253,686
   Write-off obsolete or
     excess inventories		     28,101	    50,281	    656,248
                                   ---------      ---------        ---------
                                  1,785,386      2,371,090        3,105,229

Loss Before Income Taxes and
   Extraordinary Items             (661,996)      (446,624)      (1,014,296)

Income taxes (benefit)		     10,084	       200	   (492,252)
                                   ---------      ---------       ----------
Net Loss before Extraordinary
   Items                           (672,080)      (446,824)        (522,044)

Extraordinary Items                    -           740,376             -
                                   ---------      ---------        ---------
Net Income (Loss)                 $(672,080)     $ 293,552        $(522,044)
                                  ==========     =========        ==========
(Loss) from Continuing
   Operations Per Share           $    (.42)     $   (.43)        $  (12.01)
                                  ==========     ==========       ==========
Net Income (Loss) Per Share
     - Primary                    $    (.42)     $    .28         $  (12.01)
                                  ==========     ==========       ==========
     - Fully Diluted              $    (.42)     $    .20         $  (12.01)
                                  ==========     ==========       ==========


















See notes to the financial statements


                    Conolog Corporation
         Statement of Stockholders' Equity (Deficiency)


                        Series A        Series B                Additional
                        Preferred       Preferred       Common  Paid-In
                        Stock           Stock           Stock   Capital

Balance @ July 31,
     1994               $ 77,500        $ 10,661   $   52,239   $ 952,994

Net loss for the year       -               -            -           -
                        --------        --------    ---------   ---------
Balance @ July 31,
     1995                77,500           10,661       52,239     952,994

Public Stock Offering       -            (10,064)     982,947   3,448,642

Net Income for the year     -               -            -           -
                        --------        --------     ---------   --------
Balance @ July 31,
     1996                77,500              597    1,035,186   4,401,636

Debt to Equity
     conversion             -                -      1,408,787    (227,623)

Additional shares issued
     to employees           -                -        359,500    (341,500)

Net loss for the year       -                -           -           -
                        ---------        --------   ---------    ---------

Balance @ July 31,
     1997               $ 77,500        $    597  $ 2,803,473  $3,782,513
                        =========       ========= ===========  ==========


                    Conolog Corporation
         Statement of Stockholders' Equity (Deficiency)

                         Total
                       Earnings        Treasury        Equity
                        (Deficit)       Stock       (Deficiency)

Balance @ July 31,
     1994           $ (2,383,794)   $ (131,734)    $ (1,422,134)

Net loss for the year   (522,044)          -           (522,044)
                       ----------    ----------     ------------
Balance @ July 31,
     1995             (2,905,838)     (131,734)      (1,944,178)

Public Stock Offering   (396,587)         -           4,024,938

Net Income for the year  293,552          -             293,552
                       ---------    -----------     -----------
Balance @ July 31,
     1996             (3,008,873)    (131,734)        2,374,312

Debt to Equity
     conversion             -             -           1,131,164

Additional shares issued
     to employees           -             -              18,000

Net loss for the year   (672,080)          -           (672,080)
                      -----------    ---------         ----------

Balance @ July 31,
     1997            $(3,680,953)   $(131,734)       $2,851,396


































See notes to the financial statements


					Conolog Corporation
				          Statements of Cash Flows

						Year Ended July 31,
                                           1997         1996         1995
                                        -----------  ----------  ------------
Cash Flows From Operating Activities
  Net Income (Loss)                     $ (672,080) $   293,552  $  (522,044)
  Adjustments to Reconcile Net Income
     to Net Cash Provided (Used) by
     Operating Activities
  Common stock base compensation            18,000         -             -
  Deferred income taxes                       -         492,352     (492,352)
  Depreciation and amortization             57,781       64,994       60,396
  Gain on disposition of equipment            -          (3,420)        -
  Provision for losses on accounts
     receivable `                          (8,000)        9,000         -
(Increase) Decrease in Operating Assets
  Accounts receivable                     202,449      (141,479)      74,529
  Inventories                            (236,012)     (339,653)     392,058
  Other current assets                       (568)      (17,834)      (3,394)
Increase (Decrease) in Operating Liabilities
  Accounts payable                        (92,119)       (7,001)      12,330
  Accrued expenses and other liabilities   76,335    (1,068,177)     417,484
                                        -----------  ------------   ---------
       Net Cash Used by Operating Activities
                                         (654,214)    (717,666)      (60,993)
Cash Flows From Investing Activities
  Purchase of property, plant and equipment
                                          (11,680)     (43,163)      (19,625)
  Proceeds from sale of equipment            -          18,666          -
                                        ----------    ---------     ---------
       Net Cash Used in Investing Activities
                                          (11,680)     (24,497)      (19,625)
Cash Flows From Financing Activities
  Deferred offering costs                (113,813)      86,154       (86,154)
  Increase from public stock offering        -       4,421,525          -
  Proceeds from borrowings               916,235          -             -
  Increase (Decrease) in bridge loan     200,000      (200,000)      200,000
  Repayments of long-term borrowings     (34,453)   (2,836,008)      (38,681)
  (Increase) reduction in other assets    22,929       (20,580)          325
  Dividends paid                            -         (396,587)         -
  Increase (Decrease) in due to officers    -         (161,705)        17,302
                                        ---------   -----------     ----------
       Net Cash Provided by Financing
         Activities                       990,898      892,799         92,792
                                        ----------  -----------     ----------
Net Increase in Cash                      325,004      150,636         12,174
Cash at Beginning of Period               178,213       27,577         15,403
                                        -----------  ----------      ---------
Cash at End of Period                   $ 503,217    $ 178,213       $ 27,577
                                        =========    ==========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
     Interest Paid                      $  77,349    $ 772,773       $ 102,816
     Taxes Paid                         $  10,084    $     125       $      50

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Capitalized lease stock obligations incurred for use of
     equipment                          $   -        $     -         $  56,550
  Additional common stock was issued upon conversion of $1,131,164 of long-term debt and accrued interest payable




See notes to the financial statements

				Conolog Corporation
			Notes to the Financial Statements


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

Revenue Recognition
     Sales are recognized when the products are shipped. Sales under certain fixed-price-type contracts, where progress payments are received, are recognized when work is performed, under the percentage-of-completion method,in accordance with Statement of Position 81.1, Accounting for Performance of Construction Type and Certain Production-Type contracts.

Inventories
    Inventories are stated principally at average cost which is not in excess of market.

Property, Plant and Equipment
     Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets.


Income (Loss) Per Share of Common Stock
     Income (loss) per share of common stock is computed by dividing net earnings (loss) (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The effect of assuming the exchange of the Series A Preferred Stock and the Series B Preferred Stock in 1997 and 1995 would be anti-dilutive.

Income Taxes
     Deferred income taxes have been provided for in accordance with Statement No, 109 of the Financial Accounting Standards Board. Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities
     to which they related.   Deferred taxes arising from  timing
     differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the timing differences are expected to reverse.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asssets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WRITE-OFF OF OBSOLETE OR EXCESS INVENTORIES

     During 1997, the Company recorded a write-off of obsolete or
     excess  inventories of $28,101.   During  1996 and 1995, the
     Company recorded a write-off of obsolete or excess inventories of $50,281 and $656,248, respectively.

     This  inventory  write-off  was  military  related.      In
     management's opinion these items will not be reordered in the foreseeable future.

NOTES PAYABLE - BANK

     On September 11, 1996 the Company entered into an allonge agreement with the bank, whereby the bank may at any time before April 15, 1997 convert the then unpaid amount of principal and interest due under the Amended and Restated Term Notes dated as of August 2, 1995 in the original principal amount of $1,025,000 into 1,400,000 shares of the Company's Common Stock (the "Note Shares").

     On September 12,  1996,  the bank entered into an option and
     purchase,  sale  and  assignment  agreement   (the  "Option
     Agreement") with CNL Holdings, Inc (CNL) whereby the bank would sell the Note Shares referred to above, along with the 375,000 common shares of the Company it currently owns (the "Bank Shares") for $1,500,000 to CNL.

     On September 12, 1996 CNL entered into an agreement with the Company whereby the Company would use its best efforts to file a Registration Statement with the Securities and Exchange Commission covering the 375,000 Bank Shares and the 1,400,000 Note Shares (collectively the "Acquired Shares"). Such Registration Statement shall be declared effective as soon as possible after the filing thereof, and kept current and effective for a period of two years or until such time as all shares registered pursuant therewith have been sold or otherwise transferred. The proceeds of the sale of the Acquired Shares shall be applied as follows: The first $1,500,000 shall be paid to reimburse CNL for payments made to the bank pursuant to the Option Agreement. Fifty percent of the balance of the proceeds not to exceed $2,500,000, shall be loaned to the Company by CNL. The balance of the proceeds belong to CNL. The amounts loaned by CNL to the Company shall be evidenced by notes which shall be due twelve months after making such loan and shall bear interest at the rate of 4% per annum. At maturity of the loans, the Company will have the option to repay the loan balance and accrued interest by issuing a new Series C Preferred Stock (the "Preferred Stock") valued at $5.00 per share. The Preferred Stock will be non-voting and will carry a cumulative dividend of 8% per annum, which may be payable by the issuance of shares of common stock valued at $5.00 per share up to a maximum of 40,000 shares per annum.

     On January 31, 1997, the Bank and Conolog entered into Amendment No. 1 to the Option and Purchase, Sale and Assignment Agreement dated September 12, 1996. The amended Option Agreement now provides that on or before February 5, 1997, CNL will purchase from the Bank for an aggregate purchase price of $600,000 no less than (i) 133,333 shares of Common Stock for $399,999, subject to the approval of IAR Securities Corp. and (ii) $200,001 of the Debt Claim represented by the note. CNL thereafter may exercise the remainer of the option on or before April 15, 1997. In addition, CNL may purchase from the Bank additional shares of Common Stock owned by the Bank at the price o f $3.00 per share and portions of the Debt Claim from time to time. On February 3, 1997, CNL paid the Bank $600,000 consummating the purchase of the above 200,000 shares. On January 31, 1997, $200,001 of the Debt to the Bank was adjusted resulting in all accrued interest in the amount o f $106,298 being reduced and the remainding being applied to principal.

     On March 26, 1997, CNL completed the exercise of the "Option
     Agreement" with the Bank effectively eliminating all debts and liens with the Bank.

NOTES PAYABLE - OTHER

     CNL Holdings, Inc. loaned the Company $916,235. The notes will be due during the fiscal year July 31,1998 and shall bear interest at the rate of 4% per annum. The loans are payable in cash or Series C Preferred Stock, at the Company's option at $5.00 per share. Interest is payable in Common Stock up to a maximum of 40,000 shares per annum.

     There is no relationship between CNL Holdings Inc. and the Company except as specifically detailed above.

BRIDGE LOAN

     The Company received $200,000 in net proceeds from several investors in a private placement. Each investor received two (2) Promissory Notes. Promissory Notes (the "Final Note") totaling $150,000 are due and payable on the earlier of Janury 31, 1999 or the closing of the Company's next public offering. The Second Convertible Note (the "Second Note"), totaling $50,000 plus accrued interest is payable on the earlier of January 31, 1999 or the closing of the Company's next public offering, or convertible at the time the next Registration Statement is declared effective by the Securities and Exchange Commission and at the option of the selling security holders into a total of 1.2 million Class A Warrants. Each Class A Warrant contained in the Second Note is identical to the Company's currently out-standing Class A Warrants.


LEASES

     The Company leases automobiles, machinery and equipment, and office furniture and fixtures under leases which expire over the next three years. The rental payments are based on minimum rentals and charges for mileage in excess of specified amounts for the automobiles. The leases for machinery and equipment and furniture and fixtures contain a bargain purchase option exercisable after the initial lease term.

     Property, plant and equipment include the following amounts for leases that have been capitalized.

                                                July 31,
                                           1997          1996
    Machinery and Equipment             $ 303,574     $ 303,574
    Less allowance for amortization       273,538       263,832
                                        ---------     ---------
                                        $  30,036      $ 39,742
                                        =========      ========

     Lease amortization is included in depreciation expense.

     Future minimum payments, by year and in the aggregaate, under capital leases consisted of the following as of July
     31, 1997.

     1998
     ----
     Total minimum lease payments               $ 4,208
     Less amounts representing interest             406
                                                -------
     Present value of net minimum lease payments  3,802
     Less current maturities of capitalized
        lease obligations                         3,802
                                                -------
     Long-term capitalized lease obligations    $     0

     The Company  leases various  equipment under  noncancellable
     operating  leases  expiring  through  July  2000.   Future
     minimum rental payments under the above leases are as follows:

     Year Ended July 31,
     -------------------
          1998                  $ 4,808
          1999                    4,808
          2000                    4,808
                                -------
                                $14,424
                                =======
     Total rental expense for all operating leases of the Company amounted to approximately $7,659, $10,353, and $11,447 during the years ended July 31, 1997, 1996 and 1995, respectively.

CAPITAL STOCK

     The Series A Preferred Stock provides 4% ($.02 per share) cumulative dividends, which were $86,800 in arrears at July 31, 1997. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and the payment of $1,200 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

     The Series B Preferred Stock provides cumulative dividends of $.90 per share which were $27,937 in arrears at July 31, 1997. In addition, each five shares of Series B Preferred Stock is convertible into 1 share of Common Stock. The Company may redeem the Series B Preferred Stock at $15 per share plus accrued and unpaid dividends.

     The Company has reserved 155,392 shares of Common Stock for Series A and B Preferred Stock.

EXTRAORDINARY ITEM

     On August 16, 1995 the Company's Bank debt was restructured resulting in debt forgiveness of $1,232,728. This created a deferred tax asset at July 31, 1995 of $492,352. When the debt forgiveness occurred, the Company wrote off its deferred tax asset against the forgiveness of debt,resulting in extraordinary income of $740,376.

INCOME TAXES

     Income taxes are comprised of the following:

                                                July 31
                                        1997         1996        1995
     Deferred Income Taxes (Benefit) $   -        $    -       $ (492,352)
     Current Income Taxes
        Federal                         9,884          -             -
        State                             200          200            100
                                     ---------    ---------     -----------
                                     $ 10,084     $    200      $ (492,252)
                                     ========     =========     ============

     Taxable income differs from financial statement income due to the effect of non-deductible permanent tax differences. These permanent tax differences include officer's life insurance premiums and non-deductible entertainment expenses.

     At July 31, 1997 the Company has a net operating loss carry-forward of approximately $2,671,000 for financial reporting purposes and approximately $2,443,000 for tax purposes which
     is available of offset future Federal  taxable income.   For
     Federal purposes, $253,000 of the carryforward expires in 2008, $1,232,000 expires in 2009 and $957,000 expires in
     2010.   For state purposes the carryforward is approximately
     $1,604,000,  $706,000  expires in 2001 and  $898,000 expires in 2002.  Also at July 31, 1997  the Company  has unused tax
     credits  available  of  approximately   $103,000  of  which
     $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

     The above net operating loss created deferred tax asset that has been fully reserved. The amount is $1,329,286.

MAJOR CUSTOMERS AND EXPORT SALES

     The following summarized sales to major customers (each 10% or more of net sales) by the Company.

                                Sales to
                                Major       Number of    Percentage
    Year Ended                  Customers   Customers    of Total
    ----------                  ---------   ---------    -----------
       1997                     $ 625,134       3            57
       1996                       401,840       1            21
       1995                       424,849       1            20

     During 1997 the Company had no export sales. During 1996 the Company had export sales of $401,840 and none and 1995.

SUBSEQUENT EVENTS

     On September 12, 1997 the Company filed a Registration Statement (S-1) with the Securities and Exchange Commission. This statement covers the primary offering of securities by the Company and the offering of other securities by certain
     selling security  holders.    The Company  is  registering,
     under the primary prospectus 805,000 Units, each consisting of one (1) share of Common Stock and four (4) Class A Warrants. The selling security holders are registering under an alternate prospectus 1,200,000 Class A Warrants.

     At July 31, 1997 all costs associated with this offering were deferred. These costs will be deducted from the proceeds from the sale of stock.