Form 10-K/A
period 1997-07-31
CONOLOG CORP
filed 1997-12-18
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549
				FORM 10-K/A

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $2.812 on
December 16, 1997 was  $7,918,946

The number of shares outstanding of the Registrant's common stock outstanding as of December 17, 1997 was 2,816,126

		DOCUMENTS INCORPORATED BY REFERENCE









				FORM 10-K/A
				JULY 31, 1997





Item 6.  SELECTED FINANCIAL DATA
                       Year Ended
                       July 31,
(in thousands, except   1997      1996     1995    1994    1993
per share amounts)

Operations Summary:
Net sales and other     $1,123   $1,924   $2,091  $2,045  $1,486
income

Net income (loss)       (3,810)     292    (537) (1,183)   (322)

Income (loss)
per share -primary       (2.41)    0.28   (0.12)  (0.27)  (0.07)

Income (loss) from
continuing operations
after
giving retroactive
effect to a 1 for          -        -    (12.36) (27.22)  (7.41)
100 reverse stock
split on August
16, 1995
Balance Sheet
Summary:
 Total assets           $4,340   $3,928  $3,882  $3,739  $4,601


Long-term debt and
capitalized lease           -        $5     $34  $3,830  $3,733
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



   Income & Expense Items as          Income &          Percentage
    a Percentage Of Revenues        Expense Items   Increase/Decrease
    From Operations
      For The Years Ended July 31

     1997    1996   1995                1996 to   1995 to    1994 to
                                          1997      1996      1995
    100.0%  100.0%  100.0%  Sales &       (41.6)%    (8.0)%      2.3%
                            other
                            income
     84.2%*  67.2*   92.2*  Cost of       (27.9)    (32.9)      (4.2)
                            products
                            sold
    182.9    49.2    43.8   Selling,     (117.0)      3.4        7.4
                            general &
                            administrative
      7.4     6.8    13.3   Interest      (38.0)    (51.8)     (23.4)

    274.4   123.2   149.3   Total costs    29.9     (23.0)      (3.3)
                            & expenses
   (174.4)  (23.2)  (49.3)  Income       (338.5)    (56.5)     (13.0)
                            (loss)
                            before
                            taxes
       .9     -     (23.5)  Income        494.2    (100.0)        -
                            taxes
                            (credits)
   (175.3)% (23.2)% (25.8)% Loss before  (339.0)%   (16.5)%    (13.0)%
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

     Selling, General and Administrative expenses increased from $946,954 in 1996 to $2,054,630 in 1997 representing an increase of 117%. This increase is the result of the Company issuing 359,500 shares of Common Stock to eight employees, incurring an additional $1,313,750 in salary expense.

     Interest expense totaled $82,932 for the year ended July 31, 1997 compared to $133,652 for the year ended July 31, 1996. This decrease was a result of lower loan outstanding balances resulting from the pay-down of the credit facility during the year.

     As a result of the foregoing, the Company reported a net loss before extraordinary item of $1,969,736 or $1.24 per share. This compares to a net loss before extraordinary item of $443,622 or $.43 per share for the same period last year.


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

     Selling, general and administrative expenses increased from $916,016 in 1995 to $946,954 in 1996, representing an increase of 3.4%. These expenses increased as a result of an expansion of the employment base and an increase in advertising and promotion costs.

     Interest expense totaled $133,652 for the year ended July 31, 1996 as compared to $277,440 in interest expense for the year ended July 31, 1995. The Company reached a debt restructuring agreement with the Bank during 1995 that resulted in having no interest expense for the quarter ended April 30, 1996.



     As a result of the foregoing, the Company reported a net income of $291,754, or $.28 per share. The 1996 net profit was inclusive of a debt compromise of $740,376, net of a tax benefit of $492,352. This compares to a net loss of $537,290 or $.12 per share for the same period last year (after retroactive effect to a 1 for 100 reverse split on August 16, 1995 and after extraordinary item in 1996).

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

     Selling, General and Administrative Expense totaled $916,000 or 43.8% of revenues, as compared to $853,000 or 41.7% of revenues for the comparable period last year.

     As a result of the foregoing, an operating loss of  $737,000 was realized for the year ended July 31, 1995 as compared to an operating loss of $821,000 for the same period last year.

     Interest expense for the twelve months totaled $277,440 compared to $362,000 for the fiscal year ended July 31, 1994. The Bank had agreed to fix the total interest owed as of January 31, 1995 and to keep the amount unchanged through August 16, 1995. Accordingly, no interest expense was accrued from February 1,1995 through July 31, 1995.

     As a result of the foregoing, the Company incurred a net loss of $537,290 for the twelve months ended July 31, 1995, compared to a net loss of $1,183,000 for the same period last year. The loss in 1995 was reduced by the income tax benefit derived from previously incurred operating losses not deducted. The losses, as a result of the Registration, will be deductible against forgiveness of indebtedness income.


     As of July 31, 1995 the Company's backlog totaled $1.3 million, consisting of a mix of military and commercial tele-communication products, compared to $1.5 million at July 31,1994. The Company anticipates its commercial shipments to continue to grow as a percentage of total sales in the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

     Working Capital at July 31, 1997 was $2,456,122 compared to $1,806,318 at year ended July 31, 1996. The improvement in the working cpaital is the result of a planned inventory increase of $236,012. This is primarily attributed to the building of the PTR-1500 tone protection device. The Company will be delivering to the General Electric Company under contract prototype units during Nobember 1997. Production units are expected to be delivered during the second quarter of fiscal 1998.













                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
	Conolog Corporation
	By:
December 18, 1997       /s/ Robert S. Benou
	President, Chief Executive
	Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


December 18, 1997
	/s/Robert S. Benou
	President, Chief Executive Officer
	and Chairman of the Board

December 18, 1997       /s/Arpad J. Havasy
	Executive Vice President, Secretary,
	Treasurer and Director

December 18, 1997       /s/Marc R. Benou
	Vice President, Assistant Secretary and Director

December 18, 1997       /s/Louis S. Massad
	Director










































                           Annual Report on Form 10-K/A

                          Item 8, Item 14 (a)(1) and (2)

                               Financial Statements

                             Year Ended July 31, 1997

                               Conolog Corporation

                           Somerville, New Jersey  08876
















































			Form 10-K/A Item 14(a)(1) and (2)

			Index to the Financial Statements

                              Conolog Corporation

                                 July 31, 1997




The following financial statements of the registrant are included in Item 14:

Balance Sheets - July 31, 1997 and 1996 ....................  F-2

Statements of Income - Years Ended July 31, 1997,
     1996 and 1995 .........................................  F-3

Statements of Stockholders' Equity (Deficiency) - Years
     Ended July 31, 1997, 1996 and 1995 ....................  F-4

Statements of Cash Flows - Years Ended July 31,
     1997, 1996 and 1995 ...................................  F-5

Notes to Financial Statements ..............................  F-6-13

























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





Bridgewater, New Jersey
October 13, 1997, Except as to
Notes 11, 12, 13 which are
dated December 11, 1997

* The financial statements have been restated due to imputed interest on unpaid officer's salaries, the effect of issuing Common Stock to certain employees and the addition to Contributed Capital for dividends not paid on Preferred Stock and the difference between negotiated and fair value of Common Stock issued in exchange for bank debt. (Notes 11, 12, 13). The primary loss per share was increased due to these transactions by $1.99 in 1997 and $.33 in 1995.

		     Conolog Corporation
                        Balance Sheets

                                                July 31,
                                           1997        1996
                                       ---------    ---------
                                              RESTATED
ASSETS                                        --------

Current Assets
     Cash                               $503,217     $178,213
     Accounts Receivable - less
     allowances of $6,000 and
     $14,000 in 1997 and 1996,
     respectively                        109,571      304,020
     Inventories
        Finished Goods                 1,705,782    1,494,289
        Work-in-process                  498,070      129,675
        Materials and supplies           969,940    1,313,816
                                      ----------   ----------
                                       3,173,792    2,937,780


     Other Current Assets                 44,085       43,517
     Deferred offering costs             113,813         -
                                       ----------   ----------
                                       3,944,478    3,463,530

Property, Plant and Equipment
     Land and improvements                34,524       34,524
     Building and improvements           663,630      659,477
     Machinery and equipment           1,291,838    1,289,578
     Furniture and Equipment             336,001      330,735
                                      ----------   ----------
                                       2,325,993    2,314,314
less allowance for depreciation
    and amortization                   1,938,188    1,880,408
                                      ----------   ----------

                                         387,805      433,906
Other Assets                               7,469       30,398
                                      ----------   ----------

TOTAL ASSETS                          $4,339,752   $3,927,834
                                      ==========   ==========













                                              July 31,
                                          1997           1996
                                        --------       --------
LIABILITIES                                     RESTATED
                                                --------
Current Liabilities
     Notes Payable - Bank                $   -         $ 1,012,500
     Notes Payable - Other                916,235             -
     Accounts Payable                     188,510          280,629
     Accrued Payroll                       15,645           39,811
     Accrued Interest                      17,374           64,699
     Bridge Loan                          200,000             -
     Other Accrued Expenses               146,791          115,723
     Current Maturities of                  3,802           33,282
       capitalized lease obligations
                                         ---------      -----------
Total Current Liabilities              $1,488,357       $1,546,644

Other Liabilities
     Capitalized lease obligations,
      less current maturities                 -              4,973
                                         ---------       ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)

     Preferred Stock, par value $.50;
       Series A; 4% cumulative;162,000
       shares authorized; 155,000 shares
       issued and outstanding              77,500           77,500
     Preferred Stock, par value $.50;
       Series B; $.90 cumulative;
       50,000 shares authorized, issued
       and outstanding 1,197 shares           597              597
     Common Stock, par value $1.00;
       20,000,000 shares authorized;
       issued 2,803,473 shares in 1997
       and 1,035,186 in 1996, including
       8,776 shares held in Treasury    2,803,473        1,035,186
     Contributed Capital                7,034,008        4,512,204
     Retained Earnings (Deficit)       (6,932,449)      (3,117,536)
     Treasury Shares at Cost             (131,734)        (131,734)
                                       -----------      -----------
Total Stockholders' Equity (Deficiency) 2,851,395        2,376,217
                                       ----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
                                       $4,339,752       $3,927,834
                                       ==========       ==========








				Conolog Corporation
			   Statements of Operations
                                   RESTATED
                                   --------

                                    Year Ended July 31,
                                  1997	    1996        1995
                               ----------  ----------  -----------
Sales and other income        $ 1,123,390  $1,924,466  $ 2,090,933

Costs and Expenses:
   Cost of Products sold          917,379   1,242,001    1,270,771
   Selling, general and
     administrative             2,054,630     946,954      916,016
   Interest                        82,932     133,652      277,440
   Write-off obsolete or
     excess inventories            28,101      50,281      656,248
                                ---------   ---------    ---------
                                3,083,042   2,372,888    3,120,475

Loss Before Income Taxes and
   Extraordinary Items         (1,959,652)   (448,422)  (1,029,542)

Income taxes (benefit)             10,084         200     (492,252)
                                ---------    ---------   ----------
Net Loss before Extraordinary
   Items                       (1,969,736)   (448,622)    (537,290)

Extraordinary Items            (1,841,000)    740,376            -
                                ---------    ---------    ---------
Net Income (Loss)             $(3,810,736)  $ 291,754    $(537,290)
                              ===========   =========    ==========
Earnings Per Share:
(Loss)from Operations-Per Share $ (1.24) $ (.43) $ (12.36) Income(Loss) after Extraordinary
        Item - Per Share        $   (2.41)  $     .28    $  (12.36)
Net Income (Loss) Per Share
     - Primary                  $   (2.41)  $     .28    $  (12.36)
     - Fully Diluted            $   (2.41)  $     .25    $  (12.36)
                                ==========  ==========   ==========










See notes to the financial statements







                    Conolog Corporation
         Statement of Stockholders' Equity (Deficiency)
                        RESTATED
                        --------

                        Series A        Series B
                        Preferred       Preferred       Common  Contributed
                        Stock           Stock           Stock   Capital

Balance @ July 31,
     1994               $ 77,500        $ 10,661   $   52,239   $ 952,994

Prior Period Adjustment     -               -            -           -

Net loss for the year       -               -            -           -

Dividends                   -               -            -        500,719
                        --------        --------    ---------   ---------
Balance @ July 31,
     1995                 77,500          10,661       52,239   1,453,773

Public Stock Offering       -            (10,064)     982,947   3,448,642

Net Income for the year     -               -            -           -

Dividends                   -               -            -       (390,211)
                        --------        --------     ---------   ---------
Balance @ July 31,
     1996                 77,500             597    1,035,186   4,512,204

Debt to Equity
     conversion             -                -      1,408,787   1,563,377

Additional shares issued
     to employees           -                -        359,500     954,250

Net loss for the year       -                -           -           -

Dividends                   -                -           -          4,177
                        ---------        --------   ---------    ---------

Balance @ July 31,
     1997               $ 77,500        $    597  $ 2,803,473  $7,034,008















                    Conolog Corporation
         Statement of Stockholders' Equity (Deficiency)
                        RESTATED
                        --------
                                                          Total
                             Retained                 Stockholders
                             Earnings      Treasury      Equity
                             (Deficit)       Stock     (Deficiency)

Balance @ July 31,
     1994                 $ (2,383,794)   $ (131,734) $ (1,422,134)

Prior Period Adjustment         18,949          -           18,949

Net loss for the year         (537,290)         -         (537,290)

Dividends                     (500,779)         -             -
                           ------------   -----------   -----------
Balance @ July 31,
     1995                   (3,402,914)     (131,734)   (1,940,475)

Public Stock Offering             -             -        4,421,525

Net Income for the year        291,754          -          291,754

Dividends                       (6,376)         -         (396,587)
                           ------------     ---------   -----------
Balance @ July 31,
     1996                   (3,117,536)     (131,734)    2,376,217

Debt to Equity
     conversion                   -             -        2,972,164

Additional shares issued
     to employees                 -             -        1,313,750

Net loss for the year       (3,810,736)         -       (3,810,736)

Dividends                       (4,177)         -             -
                           ------------     ---------   -----------
Balance @ July 31,
     1997                  $(6,932,449)    $(131,734)   $2,851,395













See Notes to Financial Statements

                                        Conolog Corporation
				     Statements of Cash Flows
                                             RESTATED
                                             --------
						Year Ended July 31,
                                           1997         1996         1995
                                        -----------  ----------  ------------
Cash Flows From Operating Activities
  Net Income (Loss)                    $(3,810,736) $  291,754  $  (537,290)
  Adjustments to Reconcile Net Income
     to Net Cash Provided (Used) by
     Operating Activities
  Prior Period Adjustment                     -           -          18,949
  Common stock base compensation         1,313,750        -            -
  Debt Retirement Cost                   1,841,000        -            -
  Deferred income taxes                       -        492,352     (492,352)
  Depreciation and amortization             57,781      64,994       60,396
  Gain on disposition of equipment            -         (3,420)        -
  Provision for losses on accounts
     receivable                             (8,000)      9,000         -
(Increase) Decrease in Operating Assets
  Accounts receivable                      202,449    (141,479)      74,529
  Inventories                             (236,012)   (339,653)     392,058
  Other current assets                        (568)    (17,834)      (3,394)
Increase (Decrease) in Operating Liabilities
  Accounts payable                         (92,119)     (7,001)      12,330
  Accrued expenses and other liabilities    78,241  (1,066,379)     413,781
                                        -----------  ----------   ----------
       Net Cash Used by Operating Activities
                                          (654,214)   (717,666)     (60,993)
Cash Flows From Investing Activities
  Purchase of property, plant and equipment
                                           (11,680)    (43,163)     (19,625)
  Proceeds from sale of equipment             -         18,666         -
                                        -----------  ----------     --------
       Net Cash Used in Investing Activities
                                           (11,680)    (24,497)     (19,625)
Cash Flows From Financing Activities
  Deferred offering costs                 (113,813)     86,154      (86,154)
  Increase from public stock offering         -      4,421,525          -
  Proceeds from borrowings                 916,235        -             -
  Increase (Decrease) in bridge loan       200,000    (200,000)     200,000
  Repayments of long-term borrowings       (34,453) (2,836,008)     (38,681)
  (Increase) reduction in other assets      22,929     (20,580)         325
  Dividends paid                              -       (396,587)         -
  Increase (Decrease) in due to officers      -       (161,705)      17,302
                                        ----------   ----------     --------
       Net Cash Provided by Financing
         Activities                       990,898      892,799       92,792
                                        ----------   ----------     --------
Net Increase in Cash                      325,004      150,636       12,174
Cash at Beginning of Period               178,213       27,577       15,403
                                        ----------   ----------     --------
Cash at End of Period                   $ 503,217    $ 178,213     $ 27,577
                                        ==========   ==========    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
     Interest Paid                       $  77,349   $ 772,773    $ 102,816
     Taxes Paid                          $  10,084   $     125    $      50

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Capitalized lease stock obligations incurred for use of
     equipment                           $   -        $     -     $  56,550
  Additional common stock was issued upon conversion of $1,131,164 of long-term debt and accrued interest payable




See notes to the financial statements


			CONOLOG CORPORATION
		NOTES TO THE FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


Revenue Recognition

     Sales are recognized when the products are shipped. Sales under certain fixed-price-type contracts, where progress payments are received, are recognized when work is performed, under the percentage-of-completion method, in accordance with Statement of Position 81.1, Accounting for Performance of Construction Type and Certain Production-Type contracts.


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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  WRITE-OFF OF OBSOLETE OR EXCESS INVENTORIES

     During 1997, the Company recorded a write-off of obsolete or
     excess  inventories of $28,101.   During  1996 and 1995, the
     Company recorded a write-off of obsolete or excess inventories of $50,281 and $656,248, respectively.

     This  inventory  write-off  was  military  related.      In
     management's opinion these items will not be reordered in the foreseeable future.

(3) NOTES PAYABLE - BANK

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

Note 3 - Notes Payable -Bank (Continued)

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

     On January 31, 1997, the Bank and Conolog entered into Amendment No. 1 to the Option and Purchase, Sale and Assignment Agreement dated September 12, 1996. The amended Option Agreement now provides that on or before February 5, 1997, CNL will purchase from the Bank for an aggregate purchase price of $600,000 no less than (i) 133,333 shares of Common Stock for $399,999, subject to the approval of IAR Securities Corp. and (ii) $200,001 of the Debt Claim represented by the note. CNL thereafter may exercise the remainer of the option on or before April 15, 1997. In addition, CNL may purchase from the Bank additional shares of Common Stock owned by the Bank at the price o f $3.00 per share and portions of the Debt Claim from time to time. On February 3, 1997, CNL paid the Bank $600,000 consummating the purchase of the above 200,000 shares. On January 31, 1997, $200,001 of the Debt to the Bank was adjusted resulting in all accrued interest in the amount o f $106,298 being reduced and the remaining being applied to principal.

     On March 26, 1997, CNL completed the exercise of the "Option
     Agreement" with the Bank effectively eliminating all debts and liens with the Bank.






(4) NOTES PAYABLE - OTHER

     CNL Holdings,  Inc.  loaned the Company  $916,235.   The note
     will be due during the fiscal year July 31, 1998 and shall bear interest at the rate of 4% per annum. The loans are payable in cash or Series C Preferred Stock at $5.00 per share to a maximum of 40,000 shares per annum.

     There is no relationship between CNL Holdings Inc. and the Company except as specifically detailed above.

(5) BRIDGE LOAN

     The Company received $200,000 in net proceeds from several investors in a private placement. Each investor received two Promissory Notes. The first Promissory Note is payable on the earlier of January 31, 1999 or the closing of the Company's next public offering; (the "First Note") and the Second Note (the "Second Note"), plus accrued interest for the First Note, is payable on the earlier of January 31, 1999 or the closing of the Company's next public offering, or convertible at the option of the holder into Preferred Stock Purchase Warrants to purchase shares of Series D Preferred Stock, which are new Preferred Stock securities contemplated to be offered in the next public offering. At the time the next registration statement is declared effective by the Securities and Exchange Commission, the Bridge Loan holders may exercise their respective option to convert the Second Note into Class A Warrants. The interest rate for the First Note is eight percent (8%) per annum.

     The Company has granted the lenders a security interest in the property located at 5 Columbia Road, Somerville, NJ
     (collateral).

(6) LEASES

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

                                        =========      ========
F-9


     Lease amortization is included in depreciation expense.

     Future minimum payments, by year and in the aggregate, under capital leases consisted of the following as of July
     31, 1997.

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

(7) CAPITAL STOCK

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

(8) EXTRAORDINARY ITEM

     On August 16, 1995 the Company's Bank debt was restructured resulting in debt forgiveness of $1,232,728. This created
     a deferred tax asset at  July 31,  1995 of  $492,352.   When
     the debt forgiveness occurred, the Company wrote off its deferred tax asset against the forgiveness of debt, resulting in extraordinary income of $740,376.

     The cost of debt retirement (See Note 13) of $1,841,000, which occurred in 1997, is considered an extraordinary item with no tax effect due to the non-deductability of this expense.

(9) INCOME TAXES

     Income taxes are comprised of the following:

                                                July 31
                                        1997         1996        1995
     Deferred Income Taxes (Benefit) $   -        $    -       $ (492,352)
     Current Income Taxes
        Federal                         9,884          -             -
        State                             200          200            100
                                     ---------    ---------     ----------
                                     $ 10,084     $    200     $ (492,252)
                                     ========     =========    ===========

     Taxable income differs from financial statement income due to the effect of non-deductible permanent tax differences. These permanent tax differences include officer's life insurance premiums and non-deductible entertainment expenses.

     At July 31, 1997 the Company has a net operating loss carry-forward of approximately $3,966,750 for financial reporting purposes and approximately $2,443,000 for tax purposes which
     is available of offset future Federal  taxable income.   For
     Federal purposes, $253,000 of the carryforward expires in 2008, $1,232,000 expires in 2009 and $957,000 expires in
     2010.   For state purposes the carryforward is approximately
     $1,604,000,  $706,000  expires in 2001 and  $898,000 expires in 2002. Also at July 31, 1995 the Company has unused tax credits available of approximately $103,000 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

     The above net operating loss created deferred tax asset that has been fully reserved. The amount is $1,329,286.








(10)MAJOR CUSTOMERS AND EXPORT SALES

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


(11) ACCRUED PAYROLL
At July 31, 1995 the Company had Accrued Payroll to an officer in the amount of $492,775. During the year ended July 31, 1996 this amount was paid down by a cash payment of $150,000 and $309,109 which was converted into common stock. The Company made an adjustment in the amount of $55,691 for discounted payroll/imputed interest.

The amount was adjusted as follows:
	Prior Period	$ 47,183
	7/31/95		   8,508
                        --------
                        $ 55,691
                        ========

On the above accrued payroll the Company made an adjustment for imputed interest. The adjustment was as follows:

	Prior Period	$ 28,234
	7/31/95		  23,754
        7/31/96            1,797
	7/31/97		   1,906
                        --------
                        $ 55,691

(12) COMMON STOCK ISSUED TO EMPLOYEES

At July 31, 1997 the Company issued 359,500 shares of common stock to eight employees. Two employees sold 4,500 shares of common stock and $18,000 was charged to salary expense. An adjustment was to record compensation as employees did not pay for the stock. The fair value of the stock used at that time was $1,295,750 ($3.65 per share). The effect on income was an increase in the loss by $1,295,750 or $.80 per share, and a corresponding increase in net operating loss carry-forward for financial reporting purposes.

(13) CONTRIBUTED CAPITAL

During the years additional capital was contributed through the accumulation of unpaid dividends on Preferred Stock, Series A & B.
Dividends which were not paid were considered as contributed capital and amounts to $114,745 through July 31, 1997.

In addition to the above, During the year ended July 31, 1997, the Bank converted 1,400,000 shares of Common Stock it was holding using a value negotiated between Conolog and the Bank. The difference between the fair value and the negotiated value was $1.315 and was considered to be contributed capital and an extraordinary expense called Debt Retirement Cost (see Footnote, Extraordinary Item). The total value placed upon this transaction was $1,841,000. (1,400,000 shares X $1.315). The effect on primary loss per share was an increase of $1.16.

(14) SUBSEQUENT EVENTS

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


