Form 10-Q
period 1997-10-31
CONOLOG CORP
filed 1997-12-18
CIK 23503

Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

Commission file number ___________0-8174________

	Conolog Corporation
  (Exact name of registrant as specified in its charter)

      	Delaware			52-0853566
(State or other jurisdiction of        (I. R. S. Employer
      organization)                  Identification No.)

	5 Columbia Road, Somerville, NJ  08876
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (908) 722-8081

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.
YES  X     NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.
YES  ______   NO  ________

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share; 2,816,126 shares outstanding as of October 31, 1997 (inclusive or Treasury Stock).











                             Conolog Corporation

                               BALANCE SHEETS

                                        Oct 31, 1997  July 31, 1997
ASSETS                                  (Unaudited)     (Audited)
  Current Assets:
        Cash                          $    178,395   $   503,217
	Accounts Receivable, less
        allowances of $6,000 	            48,929	 109,571
        Inventories                      3,300,045     3,173,792
        Other Current Assets                23,127        44,085
        Deferred Offering Costs            139,492       113,813
                                      ------------   -----------
           TOTAL CURRENT ASSETS       $  3,689,988   $ 3,944,478

        Property, Plant and Equipment      373,516       387,805
         less accumulated depreciation
         of $1,952,477 and $1,938,188
         respectively

        Other Assets                         7,469         7,469
                                      ------------    ----------
		TOTAL ASSETS	      $  4,070,973   $ 4,339,752
                                      ============   ===========




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
        Notes Payable - Other         $    916,235   $   916,235
        Accounts Payable                   113,037       188,510
        Accrued Payroll                     19,467        15,645
        Accrued Interest                    30,682        17,374
        Bridge Loan                        200,000       200,000
        Other Accrued Expenses             110,351       146,791
	Current maturities of
          capitalized lease                  3,003         3,802
 	  obligations
                                       -----------   -----------
           TOTAL CURRENT LIABILITIES  $  1,392,775   $ 1,488,357
                                      ------------   -----------






















                               CONOLOG CORPORATION
                                   BALANCE SHEETS

                                       Oct. 31, 1997    July 31, 1997
Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding                   77,500        77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares                    597           597

   Common Stock; par value $1.00;
   20,000,000 shares authorized;
   issued 2,816,126 shares, including
   8,776 shares held in Treasury         2,816,126     2,803,473

   Contributed Capital                   7,022,400     7,034,008

   Retained Earnings (Deficit)         ( 7,106,691)   (6,932,449)

   Treasury Shares at Cost             (   131,734)   (  131,734)
                                       ------------  ------------
         Total Stockholders' Equity    $ 2,678,198   $ 2,851,395
                                       ------------  ------------
	 TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY        $ 4,070,973   $ 4,339,752
                                       ===========   ===========














SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS







                                CONOLOG CORPORATION
                             STATEMENTS OF OPERATIONS
                                (UNAUDITED)


						FOR THE THREE MONTHS ENDED
							     OCTOBER 31,
                                            1997                    1996

TOTAL REVENUES				$  113,327		$  418,734

COSTS OF GOODS SOLD			   113,527		   259,271
                                        ----------              -----------
GROSS MARGIN				 (     200)		   159,463

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES			 	   158,507		   177,034
                                         ----------              -----------
OPERATING INCOME (LOSS)			 ( 158,707)		 (  17,571)

INTEREST EXPENSE                            13,350                  25,676
                                         ----------              -----------
INCOME/(LOSS) BEFORE TAXES ON INCOME
     AND EXTRAORDINARY ITEMS		 ( 172,057)		 (  43,247)

PROVISION FOR INCOME TAXES                   1,141                       0
                                         ----------              -----------
NET INCOME/(LOSS)                       $( 173,198)              $( 43,247)
                                        ===========              ==========

EARNINGS/(LOSS) PER SHARE                   $ (.06)                $ (.04)
                                        ===========              ==========




















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                                CONOLOG CORPORATION
                              STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

							FOR THE THREE MONTHS
						   	  ENDED OCTOBER 31,
                                                      1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                  $ (173,198)    $(43,247)
Adjustments to Net Income to Reconcile to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization                       14,289       14,287
   (Increase)/Decrease in Accounts Receivable          60,642      120,338
   (Increase)/Decrease in Inventories                (126,253)     (29,512)
   (Increase)/Decrease in Other Current Assets         20,958       23,127
   (Increase)/Decrease in Deferred Offering
       Costs                                        (  25,678)        -
   Increase/(Decrease) in Accounts Payable          (  75,473)    (135,581)
   Increase/(Decrease) in Accrued Expenses
        and other liabilities                       (  19,310)      42,729
                                                    ----------     --------
   Net Cash Provided/(Used) in Operating
             Activities                             ( 324,023)    (  7,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment             -        (  9,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Capital Lease Obligations         (     799)    ( 25,150)
                                                   -----------    ---------
NET INCREASE/(DECREASE) IN CASH                    $ (324,822)  $ ( 42,693)

CASH AT BEGINNING OF YEAR                             503,217      178,213
                                                   ----------    ----------
CASH AT END OF PERIOD                              $  178,395   $  135,520
                                                   ==========   ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
        Interest                                   $        0   $    1,246
        Income Taxes                                    1,141            0










SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS








CONOLOG CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - Computation of Earnings Per Share:
	For the Three Months Ended
                                                     October 31,
                                                 1997          1996
Weighted Average Number of Shares
     Outstanding:                             2,816,126       1,035,186

COMMON STOCK
     Reserve for Conversion:
          Series A Preferred Stock* 155,000
          Series B Preferred Stock (1 to 20
        conversion factor)                            0               0
          Common Stock Equivalents
        (Warrants)**                            235,750         235,750
                                              ---------       ---------
Total                                         3,051,876       1,270,936

Gain/(Loss) Per Share:
          Total Gain/(Loss)                   $(173,198)      $( 43,247)
          Pro-rata Dividends on Preferred
            Stock Series A & B                    1,045           1,045

          Net Gain/(Loss) available for
            Common Stock                      $(174,243)      $( 44,292)
                                              ----------      ----------
Average Number of Shares of Common Stock      2,816,126       1,035,186
                                             ===========      ==========
Primary Gain/(Loss) Per Share                    $ (.06)         $ (.04)
                                             ===========      ==========

*Each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1200 per share. In view of the large difference between the current market value of the stock and the conversion rate, these shares have not been added to the total common shares used in computing the net earnings per share.


**Each Warrant may be exchanged for one share of Common Stock at an exercise price of $6.00 per share. In view of the large difference between the current market value of the stock and the exercise price, these shares have not been added to the total common shares used in computing net earnings per share.

Fully diluted earnings per share, assuming conversion of Series A and Series B Preferred Stock, has not been reflected, as the effect would be either anti-dilutive or not material.













NOTE 2 - Notes Payable - Other

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

     As part of the aforementioned transaction, CNL has agreed to loan up to $2,500,000 to the Company under certain circumstances (as described below) and the Company has agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to register the 375,000 shares of Common Stock owned by the Bank and the 1,400,000 shares of Common Stock into which the Note is convertible (collectively, the "Acquired Shares"). As of October 31, 1997, CNL Holdings, Inc. has loaned the company $916,235.

      Each loan bears interest at the rate of 4% per annum and will be due 12 months from the date of such Loan. At maturity, the Company will have the option to pay each Loan, together with all accrued interest thereon, or by issuing shares of a new Series C Preferred Stock
(the "Series C Preferred") having a value of $5.00 per share for purposes of such repayment.

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









NOTE 2 - Notes Payable - Other (Continued)

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

     Management believes that the foregoing transactions benefited the Company and its stockholders. The exercise by CNL of its option under the Option Agreement converted the Remaining Debt Claim, the Company had the opportunity to, in effect, exchange its debt for equity and eliminated the Company's default under the Credit Facility.


NOTE 3  - Capitalized Lease Obligations
                                   October 31, 1997   July 31, 1997
	Leases Payable			$ 3,003		$ 3,802
	less - Current Portion		  3,003		  3,802
                                        -------         -------
                                        $     0         $     0

Maturities of Capitalized Leases, subsequent to October 31, 1997 are:
1997		$3,003

NOTE 4 - Taxes

At October 31, 1997 the Company has a net operating loss carry forward of approximately $3,966,750 for financial reporting purposes and approximately $2,443,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $253,000 of the carry forward expires in 2008, $1,232,000 expires in 2009 and $957,000 expires in 2010. For state purposes the carry forward is approximately $1,604,000; $706,000 expires in 2001 and $898,000 expires in 2002. Also, at October 31, 1997 the Company has unused tax credits of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

The above net operating loss created a deferred tax asset that has been fully reserved. The amount is $1,329,286.

At October 31, 1997 no deferred income taxes have been provided for per SFAS No. 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses and tax credit carry forwards will not be absorbed by future taxable income.







NOTE 5 - Bridge Loan

In December 1996 and January 1997, the Company obtained Bridge financing from seven (7) lenders in the amount of $200,000. These lenders are the individuals identified as "Selling Security holders." In exchange for making the loans to the Company, each Selling Security holder received
two (2) promissory notes (the "Bridge Notes").    Certain Bridge Notes
are in the aggregate principal amount of $150,000 (the "Principal Bridge Notes") and the other Bridge Notes are in the aggregate principal amount of $50,000 (the "Convertible Bridge Notes"). Each of the Bridge Notes bears interest at the rate of eight percent (8%) per annum.

The Bridge Notes are due and payable upon the earlier of (i) January 31,
1999 or  (ii) the date on the next public offering closes.   The
Convertible Bridge Notes are convertible into a total of 1,200,000
Class A Warrants. The proceeds of the bridge financing were used by the Company to pay certain expenses in connection with this offering and to increase working capital. Each Class A Warrant contained in the Convertible Bridge Notes is identical to the Class A Warrants offered hereby.

The Company's agreement with the Selling Security holders provided that the Company would include in its registration statement a prospectus covering the Class A Warrants owned by the Selling Security holders.

On September 12, 1997 the Company filed a Registration Statement on
Form S-1 with the Securities and Exchange Commission.   This statement
covers the primary offering of securities of the Company and the offering of other securities by certain selling Security Holders. The Company is registering, under primary Prospectus 805,000 Units, each Unit consisting
of one (1) share of common stock and four (4) Class A warrants.    The
selling Security Holders are registering, under an alternate prospectus, 1,200,000 Class A warrants at July 31, 1997 all costs associated with this offering were deferred. These costs will be deducted from the Proceeds of the sale of stock.




ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTER ENDED OCTOBER 31, 1997

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

					For the Quarter
					Ended October 31,
                                    1997                     1996
Revenues		       $  113,327	        $  418,734

Costs and Expenses                286,525                  461,981
			       ----------	         ---------
Net Income/(Loss)
   after Taxes, before         $ (173,198)              $(  43,247)
    extraordinary item         ===========              ===========



Item 2 - Management's Discussion (Continued)

Revenues for the quarter ended October 31, 1997 totaled $113,327, representing a decrease of 72.9% or $305,407 from $418,734 reported for the same quarter a year ago. Revenues decreased largely due to a sharp decrease of expected release of several orders from the various major power companies as well as the absence of new commercial orders and releases against existing military contracts by the US Government.

Gross margin for the quarter totaled $( 200) representing 0% of revenues as compared to $159,463 or 38% of revenues for the quarter ended October 31, 1996. The decrease in gross margin primarily attributed to the labor inefficiencies resulting from reduced levels of factory utilization.
The Company was able to partially offset some of these losses by shifting its internal resources to new product development. Prior to April 1997, the Company engaged outside contractors almost exclusively to complete its product development. During the quarter the Company used to a greater extent its captive resources including design, engineering and production. Historically, the Company has used part-time, temporary factory personnel and outside contractors to adjust its workforce for large changes in production demands.

Selling, general and administrative expenses decreased from $177,034 to $158,507 for the quarter, representing a decrease of $18,527 as compared to 1996. These savings are the direct result of downsizing initiatives to offset the decreased production levels experienced during the quarter.

Interest expense decreased from $25,676 to $13,350 or $12,326 for the quarter ended October 31, 1997 over the same period of 1996.

As a result of the foregoing, the Company reported a net loss of $( 173,198), or $(.06) per share for the quarter compared to a net loss of $( 43,247) or $(.04) per share.

LIQUIDITY AND FINANCIAL CONDITION

Inventories increased $126,253 from July 31, 1997 attributable to the PTR-1500 Series product.

Accounts Receivable decreased $60,642 to $48,929 reflecting lower sales during the current quarter.

Working Capital at October 31, 1997 was $2,297,213 compared to $2,456,121 at July 31, 1997. This is primarily attributed to the building of the PTR-1500 tone protection device. The Company will be delivering to the General Electric Company under contract prototype units during December 1997. Production units are expected to be delivered during the second quarter of fiscal 1998.

During 1997, the Company received a $200,000 bridge loan from several investors. The money was received following the execution of two promissory notes for each investor that aggregated $150,000 (Note 1) and $50,000 (Note 2), respectively. Note 1 is payable on the earlier of December 31, 1997 or upon closing of the next public offering.
Note 2 contains the same terms as with respect to Note 1, or at the investors option is convertible into shares of Preferred Stock Purchase Warrants (See Notes to the Financial Statements for a description on the full terms of the conversion option). The funds received from the bridge loan were applied to improve working capital and to reduce accounts payable.





Item 2 - Management's Discussion (Continued)

The Company has received $916,235 from CNL from the sale of stock it received from the bank. The monies will be repaid plus accrued interest twelve months from the date received or converted to Series C Preferred Stock (See notes to financial statements).

The Company plans to use these additional funds to complete the development of the PTR1500 and deliver the first prototypes to the General Electric Co. for testing and approvals and to improve its financial condition and prepare for an anticipated increase in business in the latter part of 1997. The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 1998 versus fiscal 1997. In the event that additional financing and backlog releases are not forthcoming, fiscal 1998 sales would be adversely impacted.

The Company presently meets its cash requirements through existing cash balances, cash generated from operations, the bridge loans and loans from CNL.



Management Representation

The information furnished reflects all adjustments which management considers necessary to a fair statement of the results of the period.

As of October 31, 1997 the Registrant's backlog of orders stands at $2.6 million, a mix of military and commercial telecommunication products. The company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.



Statement Regarding Present Operations

There was no material change in the nature of the operations of Registrant during the three months ended October 31, 1997 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended
July 31, 1997.














                     Part II - Other Information
                        CONOLOG CORPORATION

1. Legal Proceedings - No material proceedings pending
        October 31, 1997

2.  Changes in Securities - None

3.  Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - See
         Form S-1 filed September 12, 1997

5. Other Materially Important Events - See Management's
         Discussion

6. No reports or Exhibits on Form 8-K have been filed during the quarter.