Form 10-Q
period 1997-04-30
CONOLOG CORP
filed 1998-03-13
CIK 23503

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 1998

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

Common Stock, par value $1.00 per share; 3,686,063 shares outstanding as of March 11, 1998 (inclusive of Treasury Stock).











                                                    Conolog Corporation

							BALANCE SHEETS
                                                Jan 31, 1998  July 31, 1997
ASSETS                                            (Unaudited)   (Audited)
  Current Assets:
        Cash                                      $1,536,193     $503,217
	Accounts Receivable, less
        allowances of $6,000                         116,599      109,571
        Inventories                                3,461,730    3,173,792
        Other Current Assets                          52,025       44,085
        Deferred Offering Costs                            0      113,813
                                                  ----------   ----------
           TOTAL CURRENT ASSETS                   $5,166,547   $3,944,478

        Property, Plant and Equipment                386,053      387,805
        less accumulated depreciation
        of $1,966,764 and $1,938,188
        respectively

        Other Assets                                   6,028        7,469
                                                 ------------    --------
                TOTAL ASSETS                      $5,558,628   $4,339,752
						============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
        Notes Payable - Other                     $        0   $  916,235
        Accounts Payable                              73,351      188,510
        Accrued Payroll                                2,896       15,645
        Accrued Interest                                 320       17,374
        Bridge Loan                                        0      200,000
        Other Accrued Expenses                        89,398      146,791
	Current maturities of
        capitalized lease                                  0        3,802
 	  obligations
        Due to Officers                                7,000            0
                                                ------------   -----------
           TOTAL CURRENT LIABILITIES              $  172,965   $1,488,357



















                            CONOLOG CORPORATION
                               BALANCE SHEETS

                                            Jan. 31, 1998    July 31, 1997
Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding                        77,500            77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares                         597               597

   Common Stock; par value $1.00;
   20,000,000 shares authorized;
   issued 3,519,473 shares, including
   8,776 shares held in Treasury              3,519,473         2,803,473

   Contributed Capital                        9,048,668         7,034,008

   Retained Earnings (Deficit)              ( 7,128,841)       (6,932,449)

   Treasury Shares at Cost                  (   131,734)       (  131,734)
                                            ------------       -----------
         Total Stockholders' Equity         $ 5,385,663       $ 2,851,395

	 TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY             $ 5,558,628       $ 4,339,752
                                           ============       ===========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

























                                         CONOLOG CORPORATION
                                      STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                         FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                 JANUARY 31,                  JANUARY 31,
                           1998           1997            1998          1997
TOTAL REVENUES          $240,290        $448,852      $ 353,617       $867,586

COSTS OF GOODS SOLD       51,169         217,074        164,696        476,345
                       ---------       ---------     ----------      ---------
GROSS MARGIN             189,121         231,778        188,921        391,241

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES            200,009         201,444        358,516        378,478
                       ---------       ---------     ----------      ---------
OPERATING INCOME
  /(LOSS)                (10,888)         30,334       (169,595)        12,763

INTEREST EXPENSE           9,097          26,443         22,447         52,119
                       ---------       ---------     ----------      ---------
INCOME/(LOSS) BEFORE
   TAXES ON INCOME
   AND EXTRAORDINARY
   ITEMS                 (19,985)          3,891       (192,042)       (39,356)

PROVISION FOR TAXES        1,119               0          2,260              0
                        ---------       ---------     ----------      ---------
NET INCOME/(LOSS)       $(21,104)       $  3,891      $(194,302)      $(39,356)
                        =========      ==========     ==========      =========

EARNINGS/(LOSS) PER SHARE  $ .00           $ .00          $(.06)         $(.04)
                        =========      ==========     ==========      =========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


















				CONOLOG CORPORATION
                             STATEMENTS OF CASH FLOWS
				    (UNAUDITED)
                                                           FOR THE SIX MONTHS
                                                            ENDED JANUARY 31,
                                                            1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                     $ (194,302)     $(39,356)
Adjustments to Net Income to Reconcile to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization                          28,576        28,575
   (Increase)/Decrease in Accounts Receivable             (7,028)       (7,879)
   (Increase)/Decrease in Inventories                   (287,938)      (36,066)
   (Increase)/Decrease in Other Current Assets
                                                          (7,940)      (10,226)
   (Increase)/Decrease in Deferred Offering
                Costs                                    113,813          -
   Increase/(Decrease) in Accounts Payable              (115,159)     (226,930)
   Increase/(Decrease) in Accrued Expenses
        and other liabilities                            (85,755)      (25,995)
             Activities                                 (555,733)     (317,877)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment             (26,824)       (8,610)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Capital Lease Obligations               (3,802)      (27,546)
        Increase/(Decrease) in Other Assets                    0        13,832
        Bridge Loan (Repayments)/Borrowings             (200,000)      200,000
        Repayments to Investors                         (916,235)            0
        Repayments of Long-term Borrowings                     0       (93,703)
        Issuance of Common Stock                         716,000       200,001
        Contributed Capital                            2,014,660             0
        Dividends                                         (2,090)            0
                                                      -----------     ---------
	Net Cash Provided/(Used) by Financing
                Activities                             1,615,533       292,584
                                                       ----------     ---------
NET INCREASE/(DECREASE) IN CASH                       $1,032,976    $  (33,903)

CASH AT BEGINNING OF YEAR                                503,217       178,213
                                                       ----------     ---------
CASH AT END OF PERIOD                                 $1,536,193    $  144,310
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
        Interest                                      $   22,447    $  106,428
        Income Taxes                                       2,260         4,960



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS








CONOLOG CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - Computation of Earnings Per Share:
                                                For the Six Months Ended
                                                        January 31,
                                                    1998           1997
Weighted Average Number of Shares
     Outstanding:                                2,892,577       1,037,964

COMMON STOCK
     Reserve for Conversion:
          Series A Preferred Stock* 155,000
          Series B Preferred Stock (1 to 20
        conversion factor)                               0               0
          Common Stock Equivalents
                (Warrants)**                     5,135,750         235,750
                                                 ---------       ---------
Total                                            8,028,327       1,273,714

Gain/(Loss) Per Share:
          Total Gain/(Loss)                      $(194,302)      $( 39,356)
          Pro-rata Dividends on Preferred
                Stock Series A & B                   2,090           2,090
                                                 ---------       ----------
          Net Gain/(Loss) available for
                Common Stock                     $(196,392)      $( 41,446)
                                                 ----------      ----------
Average Number of Shares of Common Stock         2,892,577       1,038,964
                                                 ==========      ==========
Primary Gain/(Loss) Per Share			   $ (.06)	   $ (.04)
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











NOTE 2 - Notes Payable - Other

Credit Facility and Agreement with CNL Holdings, Inc.

     The principal amount owed to the Bank under the Company's Credit Facility at June 30, 1996 was $1,012,500 and the unpaid accrued interest was $48,850. The Bank and the Company entered into the Conolog Corporation Allonge, dated as of September 11, 1996, pursuant to which the Amended and Restated Term Note dated as of August 2, 1995 between the Company and the Bank (the "Note") was amended to permit the conversion by the Bank of the unpaid principal and interest due under the Note into 1,400,000 shares of the Company's Common Stock. The conversion right was exercised by the Bank or its assignee. The Bank deferred all payments of principal and interest under the Note until April 16, 1997.

     Subsequently, on September 12, 1996 the bank and CNL Holdings, Inc., a private investor group, entered into an Option and Purchase, Sale and Assignment Agreement dated September 12, 1996 (the "Option Agreement"). Under the Option Agreement the Bank granted an option to CNL to purchase all of the Bank's interest in (i) the Amended and Restated Term Loan Agreement dated as of August 2, 1995 between the Company and the Bank,
     (ii) the Note and (iii) the 375,000 shares of the Company's Common Stock owned by the Bank. CNL paid $150,000 to the Bank for the option, which had an exercise price of $1,500,000 (a balance of $1,350,000) and an expiration date of April 15, 1997.

     As part of the aforementioned transaction, CNL agreed to loan up to $2,500,000 to the Company under certain circumstances (as described below) and the Company agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to register the 375,000 shares of Common Stock owned by the Bank and the 1,400,000 shares of Common Stock into which the Note converted (collectively, the "Acquired Shares"). As of January 21, 1998 CNL Holdings, Inc. loaned the company $916,235 which was repaid at the closing of the Company's public offering.

      Each CNL loan carried interest at the rate of 4% per annum and became due 12 months from the date of such Loan. At maturity, the Company had the option to pay each Loan, together with all accrued interest thereon, or by issuing shares of a new Series C Preferred Stock (the "Series C Preferred") having a value of $5.00 per share for purposes of such repayment.

     Had the Series C Preferred been issued, it would have been non-voting and carried a cumulative dividend of 8% per annum which would payable by the issuance of shares of Common Stock valued at $5.00 per share up to a maximum of 40,000 shares per annum. The Series C Preferred would have been convertible into common stock at the rate of one share of common stock for each share of Series C Preferred and had a liquidating preference of $5.00 per share.











     The Agreement also provided that for the two year period commencing on the issuance of any shares of Series C Preferred (the "Registration Period") CNL may have elected to include its Series C Preferred in any post-effective amendment to the Registration Statement or any new registration statement under the Securities Act of 1933, as amended.
     In addition, the Agreement also provided that during the Registration Period, CNL may have given notice to the Company to the effect that it desired to register its shares under the Act for public distribution in which case the Company would file a post-effective amendment to a then current registration statement or a new registration statement.

     Management believes that these transactions benefited the Company and its stockholders. The exercise by CNL of its option under the Option Agreement converted the Remaining Debt Claim, the Company had the opportunity to, in effect, exchange its debt for equity and eliminated the Company's default under the Credit Facility.

(See Liquidity and Financial Condition section of Management Discussion for Details on Public Offering)

NOTE 3  - Capitalized Lease Obligations

                                   January 31, 1998   July 31, 1997
	Leases Payable			$     0		$ 3,802
	less - Current Portion		      0		  3,802
                                         -------         -------
                                        $     0         $     0


NOTE 4 - Taxes

At January 31, 1998 the Company has a net operating loss carry forward of approximately $2,671,000 for financial reporting purposes and approximately $2,443,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $253,000 of the carry forward expires in 2008, $1,232,000 expires in 2009 and $957,000 expires in 2010. For state purposes the carry forward is approximately $1,604,000; $706,000 expires in 2001 and $898,000 expires in 2002. Also, at January 31, 1998 the Company has unused tax credits of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

The above net operating loss created a deferred tax asset that has been fully reserved. The amount is $1,329,286.

At January 31, 1998 no deferred income taxes have been provided for per SFAS No. 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses and tax credit carry forwards will not be absorbed by future taxable income.












NOTE 5 - Bridge Loan

In December 1996 and January 1997, the Company obtained Bridge financing from seven (7) lenders in the amount of $200,000. These lenders are the individuals identified as "Selling Security holders." In exchange for making the loans to the Company, each Selling Security holder received
two  (2) promissory notes (the "Bridge Notes").    Certain Bridge Notes
are in the aggregate principal amount of $150,000 (the "Principal Bridge Notes") and the other Bridge Notes are in the aggregate principal amount
of  $50,000  (the "Convertible Bridge Notes").   Each of the Bridge Notes
bear interest at the rate of eight percent (8%) per annum.

The Bridge Notes were due and payable upon the earlier of (i) January 31,
1999 or (ii) the date on the next public offering closed.   The Convertible
Bridge Notes were convertible into a total of 1,200,000 Class A Warrants. The proceeds of the bridge financing were used by the Company to pay certain expenses in connection with this offering and to increase working capital. Each Class A Warrant contained in the Convertible Bridge Notes is identical to the Class A Warrants offered hereby.

The Company's agreement with the Selling Security holders provided that the Company would include in its registration statement a prospectus covering the Class A Warrants owned by the Selling Security holders.

On September 12, 1997 the Company filed a Registration Statement on Form S-1
with the Securities and Exchange Commission.   This statement covered the
primary offering of securities of the Company and the offering of other securities by certain selling Security Holders. The Company is registering, under primary Prospectus 805,000 Units, each Unit consisting of one (1) share
of common stock and four (4) Class A warrants.    The selling Security Holders
are registering, under an alternate prospectus, 1,200,000 Class A warrants.

At July 31, 1997 all costs associated with this offering were deferred. The costs were subsequently deducted from the proceeds of the sale of stock.

The Bridge loans were repaid on January 28, 1998 at the closing of the Company's Public Offering.

(See Liquidity and Financial Condition Section of Management's Discussion for details on Public offering)






















ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                 For the Quarter          For the 6 Months
                                Ended January 31,         Ended January 31,
                                1998         1997        1998           1997
Revenues                    $  240,290      $448,852   $ 353,617      $867,586

Costs and Expenses             261,394       444,961     547,919       906,942
                             ----------     ---------   ---------     ---------
Net Income/(Loss)
   after Taxes,before
   extraordinary item       $  (21,104)     $  3,891   $(194,302)     $(39,356)
                            ===========    =========   ==========     =========











QUARTER ENDED January 31, 1998

Revenues for the quarter ended January 31, 1998 totaled $240,290, representing a decrease of 46.5% or $208,562 from $448,852 reported for the same quarter a year ago. Revenues decreased largely due to a sharp decrease of several orders from the various major power companies as well as the absence of new commercial orders and releases against existing military contracts by the US Government.

Gross margin for the quarter ended January 31, 1998 totaled $189,121 representing 78.7% of revenues as compared to $231,778 or 51.6% of revenues for the quarter ended January 31, 1997. The increase in gross margin is primarily attributed to the capitalization of costs incurred in the design of the PTR-1500.

Selling, general and administrative expenses decreased from $201,444 to $200,009 for the quarter, representing a decrease of $1,435 as compared to 1997.

Interest expense decreased from $26,443 to $9,097 or $17,346 for the quarter ended January 31, 1998 over the same period of 1997 as a result of the elimination of debt owed on the credit facility.

As a result of the foregoing, the Company reported a net loss of $(21,104), or $(.00) per share for the quarter compared to a net income of $3,891 or $0.00 per share for the prior year.



SIX MONTHS ENDED JANUARY 31, 1998

Revenues for the six months ended January 31, 1998 totaled $353,617 representing a decrease of 59.2% or $513,969 from $867,586 for the same period last year. Revenues decreased largely due to a sharp decline in expected releases of several orders from the various major power companies as well as the absence of new commercial orders and releases against existing military contracts by the US government.

Gross margin for the six months totaled $188,921 representing 53.4% of revenues as compared to $476,345 or 45.0% of revenues for the same six-month period one year ago. The increase in gross margin is primarily attributable to the capitalization of costs associated with the development of the PTR-1500 product line.

Selling, general and administrative expenses decreased from $378,478 to $358,516 for the same period.

Interest expense decreased from $52,119 to 22,447 due to the repayment of the credit facility to the bank.

As a result of the foregoing, the Company resulted a net loss of $194,302 or $(.06) per share as compared to a net loss of $(39,356) or $(.04) per share one year ago.




LIQUIDITY AND FINANCIAL CONDITION

On January 21, 1998 the Company offered 700,000 units (the Units) at a price of $5.00 per unit. Each unit consisted of one (1) share of Common Stock, par value $1.00 per share (Common Stock), and four (4) Redeemable Class A Warrants for Common Stock (Class A Warrants). The Common Stock and Class A Warrants are detachable and trade separately.

Each Class A Warrant entitles the holder to purchase one (1) share of the Company's Common Stock, at a exercise price of $6.00, subject to adjustment, from January 22, 1998 through August 30, 2002. The Class A Warrants are subject to redemption by the Company commencing the earlier of ( i)
24 months from the date of the offering or (ii) 12 months from the date of the offering, with the consent of the underwriter, on not less than thirty
(30) days notice at $.05 per Warrant, provided the average closing price of the Common Stock exceeds $7.20 per share for twenty (20) consecutive trading days ending within fifteen (15) days prior to the notice.

The results to the offering were $2,678,571, net of offering costs.

Inventories increased $287,938 from July 31, 1997 attributable to the PTR-1500 Series product.

Working Capital at January 31, 1998 was $4,993,582 compared to $2,456,121 at July 31, 1997. This is primarily attributed to the public offering of 700,000 units of the Company's Common Stock, Warrants and the building of the PTR-1500 tone protection device. The Company delivered to the General Electric Company under contract prototype units during December 1997. Production units are expected to be delivered during the second quarter of fiscal 1998.

Item 2 - Management's Discussion (Continued)

The Company plans to use these additional funds to complete the development of the PTR1500 and deliver the first prototypes to the General Electric Co. for testing and approvals and to improve its financial condition and prepare for an anticipated increase in business in the latter part of 1998. The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 1998 versus fiscal 1997. In the event that additional financing and backlog releases are not forthcoming, fiscal 1998 sales would be adversely impacted.

The Company presently meets its cash requirements through existing cash balances, cash generated from operations, and the public offering of the Company's Common Stock.

Management Representation

The information furnished reflects all adjustments which management considers necessary to a fair statement of the results of the period.

As of January 31, 1998 the Registrant's backlog of orders stands at $3.1 million, a mix of military and commercial telecommunication products. The company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

Statement Regarding Present Operations

There was no material change in the nature of the operations of Registrant during the six months ended January 31, 1998 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1997.


SUBSEQUENT EVENTS

On March 6, 1998, the Company raised an additional $110,055, net of expenses from the sale of an over-allotment of 25,300 shares of the Company's Common Stock.

























                     Part II - Other Information
                        CONOLOG CORPORATION

1. Legal Proceedings - No material proceedings pending
        January 31, 1998

2.  Changes in Securities - See Management Discussion

3.  Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5. Other Materially Important Events - See Management's
         Discussion

6. No reports or Exhibits on Form 8-K have been filed during the quarter.