Form 10-Q/A
period 1998-01-31
CONOLOG CORP
filed 1998-03-19
CIK 23503

CONOLOG CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                      FOR THE SIX MONTHS
                                                      ENDED JANUARY 31,
1998                                                    1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $ (194,302)       $(39,356)
Adjustments to Net Income to Reconcile to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization                       28,576          28,575
   (Increase)/Decrease in Accounts Receivable          (7,028)         (7,879)
   (Increase)/Decrease in Inventories                (287,938)        (36,066)
   (Increase)/Decrease in Other Current Assets
                                                       (7,940)        (10,226)
   (Increase)/Decrease in Deferred Offering
Costs                                                 113,813            -
   Increase/(Decrease) in Accounts Payable           (115,159)       (226,930)
   Increase/(Decrease) in Accrued Expenses
        and other liabilities                         (85,755)        (25,995)
                                                     ---------       ---------
   Net Cash Provided/(Used) in Operating
             Activities                              (555,733)       (317,877)
                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment          (26,824)         (8,610)
                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Capital Lease Obligations            (3,802)        (27,546)
        Increase/(Decrease) in Other Assets              -             13,832
        Bridge Loan (Repayments)/Borrowings          (200,000)        200,000
        Repayments to Investors                      (916,235)           -
        Repayments of Long-term Borrowings               -            (93,703)
        Issuance of Common Stock                      716,000         200,001
        Contributed Capital                         2,014,660            -
        Dividends                                      (2,090)           -
        Repayments to Officers                          7,000            -
                                                   -----------       ---------
	Net Cash Provided/(Used) by Financing
                Activities                          1,615,533         292,584
                                                   -----------       ---------
NET INCREASE/(DECREASE) IN CASH                    $1,032,976       $ (33,903)

CASH AT BEGINNING OF YEAR                             503,217         178,213
                                                    ----------     -----------
CASH AT END OF PERIOD                              $1,536,193       $ 144,310
                                                    ==========     ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
        Interest                                   $   22,447       $ 106,428
        Income Taxes                                    2,260           4,960




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS