Form 10-Q
period 1998-04-30
CONOLOG CORP
filed 1998-06-10
CIK 23503

Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 1998

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

Common Stock, par value $1.00 per share; 3,686,071 shares outstanding as of June 8, 1998 (inclusive of Treasury Stock).














                     Conolog Corporation

							BALANCE SHEETS
						April 30, 1998  July 31, 1997
ASSETS                                           ( Unaudited)     (Audited)
  Current Assets:
        Cash                                    $  1,389,960      $503,217
	Accounts Receivable, less
        allowances of $6,000                         137,777       109,571
	Inventories				   3,676,947     3,173,792
        Other Current Assets                          50,371        44,085
        Deferred Offering Costs                            0       113,813
                                                ------------   -----------
           TOTAL CURRENT ASSETS                 $  5,255,055   $ 3,944,478

        Property, Plant and Equipment                409,362       387,805
        less accumulated depreciation
        of $1,981,052 and $1,938,188
        respectively

        Other Assets                                   5,810         7,469
                                                ------------   -----------
                TOTAL ASSETS                    $  5,670,227   $ 4,339,752
						============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
        Notes Payable - Other                   $          0   $   916,235
        Accounts Payable                              62,302       188,510
        Accrued Payroll                                5,683        15,645
        Accrued Interest                                   0        17,374
        Bridge Loan                                        0       200,000
        Other Accrued Expenses                        91,490       146,791
	Current maturities of
        capitalized lease                                  0         3,802
 	  obligations
                                                 ------------   -----------
           TOTAL CURRENT LIABILITIES            $    159,475   $ 1,488,357

















                             CONOLOG CORPORATION
                               BALANCE SHEETS

                                          April 30, 1998    July 31, 1997
Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding                    77,500             77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares                     597                597

   Common Stock; par value $1.00;
   20,000,000 shares authorized;
   issued 3,686,071 shares, including
   8,776 shares held in Treasury          3,686,071          2,803,473

   Contributed Capital                    8,979,074          7,034,008

   Retained Earnings (Deficit)          ( 7,100,756)        (6,932,449)

   Treasury Shares at Cost             (    131,734)        (  131,734)
                                        ------------        -----------
         Total Stockholders' Equity     $ 5,510,753        $ 2,851,395

	 TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY         $ 5,670,227        $ 4,339,752
                                        ===========        ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
























                                CONOLOG CORPORATION
                              STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                             APRIL 30,                      APRIL 30,
                           1998         1997         1998           1997
TOTAL REVENUES          $276,071     $111,393     $ 629,688       $978,979

COSTS OF GOODS SOLD       50,353       52,153       215,049        528,498
                       ---------    ----------    ----------     ----------
GROSS MARGIN             225,718       59,240       414,639        450,481

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES            194,433      140,466       552,949        518,944
                       ---------    ----------    ----------     ----------
OPERATING INCOME
  /(LOSS)                 31,285      (81,226)     (138,310)       (68,463)

INTEREST EXPENSE              12       17,080        22,459         69,199
                       ---------    ----------    ----------     ----------
INCOME/(LOSS) BEFORE
   TAXES ON INCOME
   AND EXTRAORDINARY
   ITEMS                  31,273      (98,306)     (160,769)      (137,662)

PROVISION FOR TAXES        2,142        9,884         4,402          9,884
                       ---------    ----------    ----------     ----------
NET INCOME/(LOSS)       $ 29,131    $(108,190)    $(165,171)     $(147,546)
                       =========    ==========    ==========     ==========

BASIC EARNINGS/(LOSS)
  PER SHARE                $ .00        $(.04)        $(.04)         $(.06)
                       =========     =========    ==========      =========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



















                                                    CONOLOG CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                     FOR THE NINE MONTHS
                                                         ENDED APRIL 30,
                                                       1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $ (165,171)     $(147,546)
Adjustments to Net Income to Reconcile to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization                       42,864         42,864
   (Increase)/Decrease in Accounts Receivable         (28,206)       137,193
   (Increase)/Decrease in Inventories                (503,155)      (294,800)
   (Increase)/Decrease in Other Current Assets
                                                       (4,627)       ( 6,387)
   (Increase)/Decrease in Deferred Offer Costs
                                                      113,813              0
   Increase/(Decrease) in Accounts Payable           (126,208)      (185,229)
   Increase/(Decrease) in Accrued Expenses
        and other liabilities                         (82,637)        20,744

                                                     ---------      ---------
   Net Cash Provided/(Used) in Operating
             Activities                              (753,327)      (433,161)
                                                     --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property, Plant and Equipment          (64,421)       (14,721)
                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Capital Lease Obligations            (3,802)       (30,071)
        Bridge Loan (Repayments)/Borrowings          (200,000)       200,000
        Repayments to Investors                      (916,235)             0
        Repayments of Long-term Borrowings                  0     (1,012,500)
        Issuance of Common Stock                      882,598      1,408,787
        Contributed Capital                         1,945,066       (277,622)
        Dividends                                      (3,135)             0
        From Investors                                      0         74,735
                                                   -----------      ---------
	Net Cash Provided/(Used) by Financing
                Activities                          1,704,491        363,329
                                                   ----------       ---------
NET INCREASE/(DECREASE) IN CASH                    $  886,743     $  (84,553)

CASH AT BEGINNING OF YEAR                             503,217        178,213
                                                    ----------    -----------
CASH AT END OF PERIOD                              $1,389,960     $   93,660
                                                   ===========    ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the quarter for:
        Interest                                   $       12     $   12,365
        Income Taxes                                    2,142         17,324




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS







CONOLOG CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - Computation of Earnings Per Share:
                                                For the Nine Months Ended
                                                         April 30,
                                                      1998            1997
Weighted Average Number of Shares
     Outstanding:                                   3,544,773       2,443,973

COMMON STOCK
     Reserve for Conversion:
          Series A Preferred Stock* 155,000
          Series B Preferred Stock (1 to 20
        conversion factor)                                  0               0
          Common Stock Equivalents
(Warrants)**                                        5,135,750         235,750
                                                    ---------       ---------
Total                                               8,680,523       2,679,723

Gain/(Loss) Per Share:
          Total Gain/(Loss)                         $(165,171)      $(147,546)
          Pro-rata Dividends on Preferred
Stock Series A & B                                      3,135           3,135
                                                    ----------      ----------
          Net Gain/(Loss) available for
Common Stock                                        $(168,306)      $(150,681)
                                                    ----------      ----------
Average Number of Shares of Common Stock            3,544,773       2,443,973
                                                    ==========      ==========
Basic Earnings/(Loss) Per Share                        $ (.04)         $ (.06)
                                                    ==========      ==========

Diluted Earnings/(Loss) Per Share                         N/A             N/A
                                                    ==========      ==========

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




NOTE 2 - Notes Payable - Other

Credit Facility and Agreement with CNL Holdings, Inc.

The principal amount owed to the Bank under the Company's Credit Facility at June 30, 1996 was $1,012,500 and the unpaid accrued interest was $48,850. The Bank and the Company entered into the Conolog Corporation Allonge, dated as of September 11, 1996, pursuant to which the Amended and Restated Term
Note dated as of August 2, 1995 between the Company and the Bank (the "Note") was amended to permit the conversion by the Bank of the unpaid principal and interest due under the Note into 1,400,000 shares of the Company's Common Stock. The Bank or its assignee exercised the conversion right. The Bank deferred all payments of principal and interest under the Note until April 16, 1997.

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




Management believes that these transactions benefited the Company and its stockholders. The exercise by CNL of its option under the Option Agreement converted the Remaining Debt Claim. The Company had the opportunity to, in effect, exchange its debt for equity and eliminated the Company's default under the Credit Facility.

(See Liquidity and Financial Condition section of Management Discussion for Details on Public Offering)

NOTE 3  - Capitalized Lease Obligations

					April 30, 1998     July 31, 1997
	Leases Payable			$     0		$ 3,802
	less - Current Portion		      0		  3,802
                                         -------         -------
                                        $     0         $     0


NOTE 4 - Taxes

At April 30, 1998 the Company has a net operating loss carry forward of approximately $2,671,000 for financial reporting purposes and approximately $2,443,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $253,000 of the carry forward expires in 2008, $1,232,000 expires in 2009 and $957,000 expires in 2010. For state purposes the carry forward is approximately $1,604,000; $706,000 expires in 2001 and $898,000 expires in 2002. Also, at April 30, 1998 the Company has unused tax credits of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

The above net operating loss created a deferred tax asset that has been fully reserved. The amount is $1,329,286.

At April 30, 1998 no deferred income taxes have been provided for per SFAS No. 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses and tax credit carry forwards will not be absorbed by future taxable income.


NOTE 5 - Bridge Loan

In December 1996 and January 1997, the Company obtained Bridge financing from seven (7) lenders in the amount of $200,000. These lenders were the individuals identified as "Selling Security holders." In exchange for making the loans to the Company, each Selling Security holder received two (2) promissory notes (the "Bridge Notes"). Certain Bridge Notes were in the aggregate principal amount of $150,000 (the "Principal Bridge Notes") and the other Bridge Notes were in the aggregate principal amount of $50,000 (the "Convertible Bridge Notes"). Each of the Bridge Notes bore interest at the rate of eight percent (8%) per annum.

The Bridge Notes were due and payable upon the earlier of (i) January 31, 1999 or (ii) the date on which the next public offering closed. The Convertible Bridge Notes were convertible into a total of 1,200,000 Class A Warrants.
The proceeds of the bridge financing were used by the Company to pay certain expenses in connection with this offering and to increase working capital. Each Class A Warrant contained in the Convertible Bridge Notes was identical to the Class A Warrants offered therein.

The Company's agreement with the Selling Security holders provided that the Company would include in its registration statement a prospectus covering the Class A Warrants owned by the Selling Security holders.

On September 12, 1997 the Company filed a Registration Statement on Form S-1
with the Securities and Exchange Commission.   This statement covered the
primary offering of securities of the Company and the offering of other securities by certain selling Security Holders. The Company registered, under a primary Prospectus 805,000 Units, each Unit consisting of one (1) share of common stock and four (4) Class A warrants. The selling Security Holders registered, under an alternate prospectus, 1,200,000 Class A warrants.

At July 31, 1997 all costs associated with this offering were deferred. The costs were subsequently deducted from the proceeds of the sale of stock.

The Bridge loans were repaid on January 28, 1998 at the closing of the Company's Public Offering.

(See Liquidity and Financial Condition Section of Management's Discussion for details on Public offering).

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                For the Quarter       For the 9 Months
                                Ended April 30,        Ended April 30,
                               1998        1997          1998       1997
Revenues                   $  276,071   $ 111,393     $ 629,688   $978,979

Costs and Expenses            246,940     219,583       794,859  1,126,525
                           ----------   ---------     ---------  ---------
Net Income/(Loss)
   after Taxes, before     $   29,131   $(108,190)    $(165,171) $(147,546)
    extraordinary item     ==========   ==========    ========== ==========


QUARTER ENDED APRIL 30, 1998

Revenues for the quarter ended April 30, 1998 totaled $276,071, representing an increase of 59.6% or $164,678 from $111,393 reported for the same quarter a year ago. Revenues increased largely due to releases from the Bonneville Power Authority in the amount of $136,987 as well as new commercial orders and releases against existing military contracts by the US Government.

Gross margin for the quarter ended April 30, 1998 totaled $225,718 representing 81.7% of revenues as compared to $59,153 or 53.1% of revenues for the quarter ended April 30, 1997. The increase in gross margin is primarily attributed to the use of low-cost sub-contractors periodically throughout the period, as well as military sales which had a zero cost basis due to previous write-off of military inventory.

Selling, general and administrative expenses increased from $140,466 to $194,433 for the quarter, representing an increase of $53,967 as compared to 1997. This is primarily due to the hiring of a Merger and Acquisition manager to explore areas of further growth and the higher costs of health care benefits.

Interest expense decreased from $17,080 to $12 or $17,068 for the quarter ended April 30, 1998 over the same period of 1997 as a result of the elimination of debt owed on the credit facility.

As a result of the foregoing, the Company reported net income of $29,131, or $.00 per share for the quarter compared to a net loss of $(108,190) or $(0.04) per share for the prior year.

NINE MONTHS ENDED APRIL 30, 1998

Revenues for the nine months ended April 30, 1998 totaled $629,688 representing a decrease of 35.6% or $349,291 from $978,979 for the same period last year. Revenues decreased largely due to a sharp decline in expected releases of several orders from the various major power companies as well as the absence of new commercial orders and releases against existing military contracts by the US government in the first six months of the fiscal year.

Gross margin for the nine months totaled $414,639 representing 65.8% of revenues as compared to $450,481 or 46.0% of revenues for the same nine-month period one year ago. The increase in gross margin is primarily attributable to the capitalization of costs associated with the production of the PTR1500 product as well as greater levels of plant and labor efficiencies.

Selling, general and administrative expenses increased from $518,944 to $552,949 for the same period.

Interest expense decreased from $69,199 to $22,459 due to the repayment of the credit facility to the bank.

As a result of the foregoing, the Company had a net loss of $(165,171) or $(.04) per share as compared to a net loss of $(147,546) or $(.06) per share one year ago.

LIQUIDITY AND FINANCIAL CONDITION

On January 21, 1998 the Company offered to the public 700,000 units (the Units) at a price of $5.00 per unit. Each unit consisted of one (1) share of Common Stock, par value $1.00 per share (Common Stock), and four (4) Redeemable Class A Warrants for Common Stock (Class A Warrants). The Common Stock and Class A Warrants are detachable and trade separately.

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

On March 6, 1998, the Company raised an additional $110,055, net of expenses, from the sale of an over-allotment of 25,300 shares of the Company's common stock.

The results of the offering was $2,788,642 cash, net of offering costs.

Inventories increased $503,155 from July 31, 1997 attributable mostly to the PTR-1500 Series product (GE Model MS50), which are being produced for anticipated orders from the General Electric Company.

Working Capital at April 30, 1998 was $5,095,580 compared to $2,456,121 at July 31, 1997. This is primarily attributed to the public offering of 700,000 units of the Company's Common Stock, Warrants and the building of the PTR-1500 tone protection device for the General Electric Company.

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

The Company presently meets its cash requirements through existing cash balances and cash generated from operations.

MANAGEMENT REPRESENTATION

The information furnished reflects all adjustments which management considers necessary for a fair statement of the results of the period.

As of April 30, 1998 the Registrant's backlog of orders stands at $2.4 million, a mix of military and commercial telecommunication products. The company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

STATEMENT REGARDING PRESENT OPERATIONS

There was no material change in the nature of the operations of Registrant during the nine months ended April 30, 1998 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1997.


SUBSEQUENT EVENTS

On May 12, 1998 the Company signed a Letter of Intent to acquire American
Imaging Systems, Inc. for a combination of cash and stock.   American Imaging
Systems, Inc. sells, services and supports X-ray equipment as well as a full line of film processors, film, illuminators and protective apparel to small and large users. The integration with Conolog will provide American Imaging Systems, Inc. with engineering, instrumentation and technical expertise to support future growth. Negotiations are still in process at this time.

On May 22, 1998 the Company entered into a contract for the sale of the Company's facilities located at 5 Columbia Road, Somerville, NJ. Under the terms of contract, the Company will leaseback a portion of the property at no cost for the next three years. This sale has not been finalized as of June 10, 1998.








                     Part II - Other Information
                        CONOLOG CORPORATION

1. Legal Proceedings - No material proceedings pending
        April 30, 1998

2.  Changes in Securities - See Management Discussion

3.  Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5. Other Materially Important Events - See Management's
         Discussion

6. No reports or Exhibits on Form 8-K have been filed during the quarter.