Form 10-Q/A
period 1998-04-30
CONOLOG CORP
filed 1998-07-31
CIK 23503

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   9-MOS
[FISCAL-YEAR-END]                          JUL-31-1998             JUL-31-1998
[PERIOD-END]                               APR-30-1998             APR-30-1998
[CASH]                                       1,389,960               1,389,960
[SECURITIES]                                         0                       0
[RECEIVABLES]                                  143,777                 143,777
[ALLOWANCES]                                     6,000                   6,000
[INVENTORY]                                  3,676,947               3,676,947
[CURRENT-ASSETS]                             5,255,055               5,255,055
[PP&E]                                       2,390,414               2,390,414
[DEPRECIATION]                             (1,981,052)             (1,981,052)
[TOTAL-ASSETS]                               5,670,227               5,670,227
[CURRENT-LIABILITIES]                          159,475                 159,475
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                     78,097                  78,097
[COMMON]                                     3,686,071               3,686,071
[OTHER-SE]                                   1,746,584               1,746,584
[TOTAL-LIABILITY-AND-EQUITY]                 5,670,227               5,670,227
[SALES]                                        276,071                 629,688
[TOTAL-REVENUES]                               276,071                 629,688
[CGS]                                           50,353                 215,049
[TOTAL-COSTS]                                  244,786                 767,998
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                  12                  22,459
[INCOME-PRETAX]                                 31,273               (160,769)
[INCOME-TAX]                                     2,142                   4,402
[INCOME-CONTINUING]                             29,131               (165,171)
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                    29,131               (165,171)
[EPS-PRIMARY]                                        0                  (0.04)
[EPS-DILUTED]                                        0                   (.04)