Form 10-K
period 1998-07-31
CONOLOG CORP
filed 1998-10-29
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 X 	Annual  Report Pursuant to Section 13  or  15(d)  of  the Securities
	Exchange Act of 1934
      For the fiscal year ended July 31, 1998 (No Fee Required)

   	Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 	1934 for the transition period
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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $0.625 on October 26, 1998 was $2,366,298

The number of shares outstanding of the Registrant's common stock outstanding as of October 26, 1998 was 3,786,077

DOCUMENTS INCORPORATED BY REFERENCE










FORM 10-K

JULY 31, 1998

TABLE OF CONTENTS

PART I
Item 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  22

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  22

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .  22

Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . .  24

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . . .  25

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .  29

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .   29

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS. . . . . . . . . . . . . . . . . 29

Item 11. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT. . . . . .  30

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .  33

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .  34

PART IV
Item 14. EXHIBITS AND REPORTS. . . . . . . . . . . . . . . . . . . . .  36

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39








PART I

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

    Conolog acquired Atlas Design, a human resource company, in September 1998. Atlas Design provides short and long term qualified Engineering and technical staff to major companies as well as human Resource consulting. The Company plans to utilize the qualified engineering and technical staff in support of Conolog's longer term contracts including the PTR1500 series.

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

     During 1987, the Company made the strategic decision to redirect the Company's focus from military to commercial markets. Since that time, the Company has refocused on manufacturing and marketing its products for the commercial marketplace rather than depend on the military and defense-related markets. The effort has included the introduction of new products, the redesign of
existing   products  and  increased  advertising  and   marketing
efforts,  as  permitted by its limited financial resources.   The
percentage of revenues attributed to products manufactured for use in commercial applications increased from approximately 4% of sales in 1981 ($171,000) to approximately 82% of sales in 1998 ($616,752). The decision to embark on this program entailed a major design effort, including the coordination of outside engineering consultants to develop a complete line of products aimed at the Company s target markets. The primary emphasis was on products for electric utilities, co-generation of power, gas and water companies, traffic control for departments of transport
(DOT) and airports utilizing DSP (Digital Signal Processing) technology.

     Testing of the Company's first commercial product group, the Teleprotection Series PTR-1000, was under way in the latter part of 1992 by Bonneville Power Administration. This detailed test permitted the Company to "fine tune" the product for power transmission applications. In March 1994, the PTR-1000 was approved for use by such utility and thereafter by other utilities and municipalities. To date, the Company has sold and delivered approximately 1000 PTR-1000 sets to 14 utilities and 3 municipalities, most of which are installed and in service.

     Following the PTR-1000, in 1993, the Company introduced its "98 Series" Tone Products for water, gas, telephone and oil
companies,  waste water, traffic control and airports.   In  1994
the Company unveiled the Power Supply Series (allowing the various utilities to power-up the equipment from any power source), the "40 Series" for transmission of analog variable data (water levels, gas pressures and temperature) and the Multiplexer Series, which permits the transmission of up to 900 separate data
points,  again  using  a  telephone  line,  microwave  link,   or
satellite.   In 1994 the Company also introduced the "68  Series"
tone  products.   This  series  is  the  "98  Series"  repackaged
mechanically  specifically  for  customers  with  older   systems
wanting to upgrade to DSP technology without the expense of a complete mechanical installation. The "68 Series" offers the entire line offered by the "98 Series". In 1995, the Company introduced a stand alone "98 Series" transmitter and receiver for field installations and a wide range fiber optic interface for the Iniven products. The fiber optic interface is also available
as  a  stand alone  coupling device.   The  Company  launched its
industrial   grade  1200  Baud  Modem  for   data   transmission/
communication,  and  completed  the  PTR-1000  Systems   options.
Throughout 1997 and 1998, the Company designed and is in the process of completing and building the PTR-1500 Quad System, Protection Equipment, exclusively for the General Electric Company ("GE"), to be labeled GE-NS50 Series, for worldwide sales as detailed in the agreement between GE and Conolog dated April 1, 1997.

     Due to the end of the cold war and the downsizing of the American military, the Company experienced unexpected sharp reductions of military contracts in fiscal 1993 (the Company's fiscal year ends on July 31) resulting in a 50% decline in the Company's sales for that year, down to $1,486,298 from $2,997,308 in fiscal 1992. The sales of new products could not replace the decrease in military sales. The Company, however, continued to pursue sales as aggressively as its available resources would permit. Sales for the Fiscal year ended July 31, 1996 were $1,924,466 as compared to $2,090,933 for the year ended July 31, 1995. Sales in fiscal 1997 totaled $1,123,390, a 42% decrease from $1,924,466 for the same period in 1996, and sales for the year ended July 31, 1998 were $746,420, a 33.5% decrease for the same period of 1997.

     In September 1998, the Company acquired the assets of Atlas Design, Inc., a human resource outsourcing company, to further its strategy of mergers and acquisitions, and to assist in providing qualified engineering and technical staff in support of Conolog's longer term contracts. (See Recent Developments)

     Also in September 1998, the Company completed a sale/leaseback of its manufacturing facility. This enables the Company to significantly reduce operating costs and increases the working capital. (See Recent Developments)

  Revenues from the Company's  military product sales represented
approximately  23%, 14% and 5.6% of  sales  of  the  Company    in
fiscal 1996, 1997 and 1998, respectively, reflecting the Company's emphasis on commercial sales and markets.

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

     Such products are used in radio and other transmissions, telephones and telephone exchanges, air and traffic control, automatic transmission of data for utilities, tele-printing of transmitted data such as news and stock market information and for use by electric utilities in monitoring power transmission lines for faults and/or failures. The Company's products may be used independently or in combination with other products to form a system type configuration, whereby the Company's equipment is
pre-assembled in a large  cabinet  with  other equipment   in   a
configuration that would provide the end user with protection as well as operational status displays.

Present Status/Business Product Description

     The  Company is presently engaged in four basic market segments:

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

	- Sales to contractors/installers

              (B)  Military  Sales  - Direct contract  sales  to  the
               military

                         - As subcontractor to systems producers
                         - Foreign governments

          (C) Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

	    (D)  Other Ventures -Short and long term qualified engineering and technical services as well as human resource consulting (Under the trade name "Atlas Design")

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

B) Commercial "INIVEN" Sales and Products

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

     According  to  McGraw-Hill, Inc. Electrical World  (Electric
Utilities  of  the  United States), in the United  States  alone,
there  are over 500 large entities generating electricity.   They
are:

    Investor-owned

    Municipal Systems

    Cooperative Systems

    Federal, State and District systems.

     To date , the Company has sold and delivered approximately 1000 PTR-1000 sets to 14 utilities and 3 municipalities, most of which are installed and in service.



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



     Because of the ease of use and installation, there is much GEN-1 type equipment installed and used in the United States by a wide spectrum of diverse users. Since the Company's line has a distinct mechanical configuration, the Company designed its GEN-1 Programmable units and other improvements as replacements for existing units. These account for approximately 18% of the Company's commercial sales. The Company's line of GEN-1 equipment is extensive and provides the user with the ability to perform multiple control functions, status monitoring as well as continuous variable data monitoring, such as a level in a tank or pressure gauge.

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

On April 1, 1997, the Company signed an  exclusive   distribution
with the General Electric Company to develop and manufacture   an
advanced tone protection series product, the PTR 1500.  Under the
terms of the agreement, General Electric plans  to  market    the
product world wide beginning in 1999. ( SEE: Recent Developments).




Recent Developments

The Company delivered the first production PTR 1500 series tone protection products to General Electric for evaluation in May 1998. These units were part of the 7 year exclusive and renewable OEM Purchase Agreement with GE Power Management a subsidiary of General Electric Corporation (GE). The PTR-1500 will be marketed as the GE Model NS50 and will have many advanced features including quad channels and optional addressable status and event recorders. The design of the prototypes for the PTR 1500 series were essentially completed during fiscal 1997 and production boards were included in inventory at July 31, 1997. Upon acceptance by GE, the Company intends to commence shipping production units for delivery during fiscal 1999.

The Company's new INIVEN Multiplexer  was tested  for 2 way radio
operation to  provide  8  analog  and 16 status    functions  bi-
directionally at a single site. The Company introduced this radio link product line in the second half of 1998.

In September 1998, the Company completed the sale of its building resulting in $717,000 net proceeds to the Company. The transaction also provides for a three year rent-free lease to the Company of approximately 38% of the total space.

Also in September 1998, the Company completed the acquisition of the assets of Atlas Design, Inc. for $145,000 in cash. Atlas Design provides short and long term qualified engineering and technical staff to the country's leading companies as well as human resource consulting.
Atlas Design's integration with the Company will provide a pool of project engineering leaders and software designers in support of the Company's longer term contracts including the GE PTR-1500 series.

Both the sale of the building and the acquisition of Atlas Design, Inc.
is in line with the Company's expansion plan through acquisitions, mergers and GE software support.

Public Offering, August 16, 1995

     On August 16, 1995, the Company offered 235,750 Units (the "Units") at a price of $10.00 per Unit. Each Unit consisted of two (2) shares of Common Stock, par value $1.00 per share ("Common Stock"), and one (1) Redeemable Class A Warrant for Common Stock ("Class A Warrant"). The Common Stock and Class A Warrants were immediately detachable and separately tradable. Each Class A Warrant entitled the holder to purchase one share of the Company's Common Stock, at an exercise price of $6.00, subject to adjustment, from August 17, 1996 through August 16,
2002 (extended from August 6, 1998).   The  Class  A Warrants are
subject to redemption by the Company at anytime after August 17, 1996 on not less than 30 days notice at $.05 per warrant, provided the average closing price of the Common Stock for 20 consecutive trading days ending within 15 days prior to the notice exceeds $7.20 per share.

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

Public Offering January 21, 1998

On January 21, 1998 the Company offered to the public 700,000 units (the Units) at a price of $5.00 per unit. Each Unit consisted of one
(1) share of Common Stock, par value $1.00 per share (Common Stock), and four (4) Redeemable Class A Warrants for Common Stock (Class A Warrants). The Common Stock and Class A Warrants are detachable and trade separately.

Each Class A Warrant entitles the holder to purchase one (1) share of the Company's Common Stock, at a exercise price of $6.00, subject to adjustment, from January 22, 1998 through August 30, 2002. The Class
A Warrants are subject to redemption by the Company commencing the earlier of (i) 24 months from the date of the offering or (ii) 12 months from the date of the offering, with the consent of the underwriter, on not less than thirty (30) days notice at $.05 per Class AWarrant, provided the average closing price of the Common Stock exceeds $7.20 per share for twenty (20) consecutive trading days ending within fifteen
(15) days prior to the notice.

On March 6, 1998, the Company raised an additional $110,055, net of expenses, from the sale of an over-allotment of 25,300 shares of the Company's common stock.

The offering raised $2,788,642 cash, net of offering costs.

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

The Company will continue to seek out and broaden its base of manufacturer reps, other marketing strategies and acquisitions to strengthen its market presence in both areas.

MARKETING AND SALES

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








Competition
     The market for the Company's products is very competitive. There are several companies engaged in the manufacture of products of the type produced by the Company, most of which are substantially larger and have substantially greater name recognition or greater financial resources and personnel. The major competitive factors include product quality and reliability price, service and delivery. Competition is expected to continue and intensify. The market is also characterized by rapid technological changes and advances. The Company would be adversely affected if its competitors introduced technology superior products or offered these products at significantly lower prices than the Company's products.

Largest Customers

     Sales to the Company's major customer during fiscal 1998 (Bonneville Power Authority) totaled $205,868 (27.5% of all sales). Sales to the Company's two major customers during fiscal 1997 (General Electric and Bonneville Power Authority) totaled $255,500 and $200,000 respectively (22.7% and 17.8%, respectively of all sales). Sales to the Company's major customer in fiscal 1996 (B.C. Hydro-Canada) totaled $380,000 (19.7% of all sales). None of such customers has or had any material relationship other than business with the Company.

Raw Materials

 Inventory

     The Company believes that it has adequate sources of raw materials available for use in its business. The Company s products are assembled from a variety of standard electronic components, such as integrated circuits, transformers, transistors, passive components ( i.e., resistors, capacitors and inductors), diodes and assorted hardware such as printed circuit boards, connectors and faceplates. The Company is not dependent upon any
single supplier.   The Company  also  purchases a number of other
electronic components and sub-assemblies from various suppliers. There has been no material increase in the cost of most raw materials and the Company has no reason to anticipate any significant shortage of raw materials in the future. The Company generally is required to maintain adequate amounts of raw material and parts inventories to meet delivery requirements of customers and to assure itself of a continuous availability of these items.

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

During fiscal 1998, the Company wrote off $410,759 of its inventory as obsolete.

Manufacturing

     Of the 15,700 square feet that the Company occupies at 5 Columbia Road in Somerville, NJ, approximately 10,000 square feet are dedicated to manufacturing. The Company assembles, under normal workload conditions, all the product it sells. To accommodate the peak demands that occur from time to time the Company has developed a number of subcontractors to assemble boards to the Company's specifications. All assemblies, however,
are  inspected  and  fully  tested  by  the  Company's   quality,
engineering and testing departments. The Company maintains test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment. This control, together with design reliability, has permitted the Company to offer a 12-year warranty on all its commercial products.

In September 1998 the Company sold the building and its improvements and is leasing back approximately 38% of the total space of the building in a three year rent-free lease.

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

Research and Development

 New Products

     Prior to fiscal 1997, amounts expended by the Company in recent years for research and development activities have not
been   material.  During fiscal 1997-98,  the  Company  invested
approximately  $1 million for the design and development of the PTR
1500  for  General Electric.   The   Company   completed the PTR-
1000 series option modules and the standard modules of the PTR-1500 Quad Series to be sold exclusively worldwide by GE as its Model NS50.  The first prototypes were delivered in May 1998.
( See: Recent Developments).
    During 1996,  the Company invested  financial  resources  to design  a fiber optic  digitizer  and a 1200  baud modem  to  be
sold separately or jointly with INIVEN products.    This product
enables the Company's INIVEN products to transmit directly onto fiber optic cables, and opens a new market for the Company's products. The Company intends to add designs that will extend its product capability to handle new data inputs not presently available.
There can be no assurance that the Company will be able to successfully develop and add designs to its products.

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

Backlog

      As  of  July 31,  1998,    the  Company  had  a  backlog  of
approximately $1.4 million. It is anticipated that this backlog will be filled during the balance of calendar year 1998 and the 1999 fiscal year ending July 31, 1999. As of July 31, 1997 and
1996, the Company had  a  backlog  of approximately   $2,900,000
and $3,400,000, respectively.

The backlog of orders for the Company's PTR 1000 series of product consists of multiple blanket contracts at fixed prices for the duration of the contract. There is no obligation or penalty if the contracts expire prior to additional orders being placed for the total value of the contract.

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

Renegotiation

     No material portion of the Company's business has been subject to renegotiation of profits at the election of the Government since 1987.

Seasonality

    The business of the Company is not seasonal, but is sensitive to general economic factors, such as interest rates, availability of credit for capital purchases, overall business climate and general business outlooks that historically impact capital purchase decisions.

Foreign Sales

     During fiscal 1998 and 1997, the Company did not have any foreign sales. The company had approximately $380,000 in foreign sales to British Columbia Hydro Power Authority, Inc. during fiscal 1996.

Employees

     As of July 31, 1998, the Company employed 20 persons on a full-time basis, including 2 in management, 1 in sales, 1 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 11 in production. The Company has enjoyed good labor relations. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.


Item 2. PROPERTIES

     The Company owned facility, which management considers adequate for the Company's present requirements, is located at 5 Columbia Road, Somerville, NJ. This facility is used for manufacturing, sales and its executive offices and comprises 15,700 square feet.


In September 1998, the Company sold the building and improvements in a sale/leaseback transaction in which the Company is leasing approximately 38% of the total space in a three year rent-free lease.

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

     As part of the aforementioned transaction,    CNL     agreed
to   loan   up  to  $2,500,000  to  the  Company  under   certain
circumstances (as described below) and the Company    agreed   to
file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to register the 375,000
shares  of  Common  Stock owned by the Bank and  the    1,400,000
shares of Common Stock into which the Note is convertible (collectively, the "Acquired Shares"). As of January 21, 1998
CNL Holdings, Inc. had loaned the Company $916,235 which was repaid at the closing of the Company's public offering.

Each CNL loan carried interest at the rate of 4% per annum and became due 12 months from the date of such Loan. At maturity, the Company had the option to pay each Loan, together with all accrued interest thereon, or by issuing shares of a new Series C Preferred Stock (the "Series C Preferred") having a value of $5.00 per share for purposes of such repayment.

Had the Series C Preferred been issued, it would have been non-voting and carried a cumulative dividend of 8% per annum which would payable by the issuance of shares of Common Stock valued at $5.00 per share up to a maximum of 40,000 shares per annum. The Series C Preferred would have been convert-ible into common stock at the rate of one share of common stock for each share of Series C Preferred and had a liquidating preference of $5.00 per share.

The Agreement also provided that for the two year period commencing on the issuance of any shares of Series C Preferred (the "Registration Period") CNL may have elected to include its Series C Preferred in any post-effective amendment to the Registration Statement or any new registration statement
under the Securities Act of 1933, as amended.   In addition, the Agreement
also provided that during the Registration Period, CNL may have given notice to the Company to the effect that it desired to register its shares under the Act for public distribution in which case the Company would file a post -effective amendment to a then current registration statement or a new registration statement.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended January 31, 1997, shareholders of the Company approved an amendment to the Certificate of Incorporation to increase the total number of authorized shares of all classes of stock from 6,500,000 (of which 500,000 shares were classified as Preferred Stock and 6,000,000 shares are classified as Common Stock) to 22,000,000 shares of which 2,000,000 shares are classified as Preferred Stock and 20,000,000 shares are classified as Common Stock.

       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

     The Company's Common Stock and Warrants are thinly traded on the Nasdaq SmallCap Market, under the symbols CNLG and CNLGW, respectively. Prior to the August 1995 Offering, the Common Stock was traded on the OTC Bulletin Board.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's Units (which no longer trade), Common Stock and Warrants traded on the Nasdaq SmallCap Market for 1996, 1997 and the first, second and third quarters of 1998. As of October 22, 1998, the Company's Common Stock was held by approximately 817 shareholders of record.

                  Units        Common  Stock        Warrants

             High     Low      High     Low       High     Low
   1996

   First     15.00    11.00     8.125    3.875     2.00     .9375
   Quarter

   Second    11.25    11.25    6.5625   4.25       1.00    1.0156
   Quarter

   Third      __       ___     6.25     2.25       1.50     .5625
   Quarter

   Fourth     __       ___     3.875    2.375      1.25      .50
   Quarter





   1997

   First      ___     ____     5.875     3.00        .9375   .625
   Quarter

   Second     ___     ____      6.125    2.375      1.000    .375
   Quarter

   Third      ___     ____      5.675    2.250       .875    .250
   Quarter

   Fouth
   Quarter    ___     ____      4.250    2.500      1.000    .250



   1998
   First
   Quarter    ___     ____      6.00     2.000      2.1875    .4375

   Second
   Quarter    ___     ____      3.875    1.375      1.000     .375

   Third
   Quarter    ___     ____      2.00     0.4375     0.4375    .0625

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




















Item 6.  SELECTED FINANCIAL DATA
                       Year Ended
                       July 31,
(in thousands, except   1998 	    1997      1996     1995    1994
per share amounts)

Operations Summary:
Net sales and other     $746     $1,123   $1,924   $2,091  $2,045
income

Net income (loss)
from                  (1,765)    (3,810)     292     (537) (1,183)
continuing operations

Income (loss) from
continuing operations
per primary             (.54)     (2.41)    0.28     (0.12) (0.27)
share

Income (loss) from
continuing operations
after
giving retroactive
effect to a 1 for         - 		 -        -     (12.36)(27.22)
100 reverse stock
split on August
16, 1995
Balance Sheet
Summary:
 Total assets       $4,819       $4,340    $3,928   $3,882  $3,739
 Long-term debt and
capitalized lease      	 -         	  -        $5      $34  $3,830
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

   Income & Expense Items as          Income &          Percentage
    a Percentage Of Revenues        Expense Items   Increase/Decrease
    From Operations
      For The Years Ended July 31
     1998   1997    1996                1997 to     1996 to   1995 to
                                        1998        1997      1996
    100.0%  100.0% 100.0%   Sales &      (33.6%)   (41.6%)    (8.0%)
                            other
                            income
    126.0%*  84.2%* 67.2*   Cost of       (0.5)    (27.9)    (32.9)
                            products
                            sold
    207.4   182.9   49.2    Selling,     (24.6)   (117.0)      3.4
                            general &
                            administrat
                            ive
      3.0     7.4    6.8    Interest     (72.9)    (38.0)    (51.8)

    336.5   274.4  123.2    Total costs  (18.5)     29.9     (23.0)
                            & expenses
   (236.5) (174.4) (23.2)   Income        (9.9)   (338.5)    (56.5)
                            (loss)
                            before
                            taxes
        -      .9     -     Income       (98.0)    494.2    (100.0)
                            taxes
                            (credits)
   (236.5)%(175.3)%(23.2)%  Loss before  (10.4)%          (339.0)%   (16.5)%
                            extraordinary
                            item

* Includes write-offs for obsolete or excess inventory which were $410,759, $28,101, and $50,281 in 1998, 1997,and 1996 respectively.














Results of Operations

1998 Compared to 1997

     Total revenue decreased $376,970 or 33% from $1,123,391 to $746,420 in 1998. This decrease was attributable, in part, to delays in the release of tone protection orders from the Bonneville Power Authority and other utilities customers which the Company attributes to budget constraints and the delay in the release of its new advanced PTR1500 tone protection system. The Company shipped its PTR1500 prototype to the General Electric Company (GE) in May 1998 for extensive electrical and environmental tests. As a result of these tests, the Company has agreed to and is presently redesigning some modules to accommodate modifications requested by GE to expand the product's range. The Company plans to ship the expanded prototypes in late 1998 and production models by the end of the third quarter ending April 30, 1999.

1998 Compared to 1997 (Continued)

     Gross Margins, exclusive of inventory adjustments for the years ended July 31, 1998 and 1997 totaled $216,462 and $206,011 representing 29% and 18% of revenues. Gross margins for 1998 were higher than 1997 due to efficiencies in lower operating costs.

     Selling, General and Administrative expenses decreased from $2,054,630 in 1997 to $1,548,446 in 1998 representing a decrease of 24.6% or $506,184. This decrease is attributable to less shares of common stock being issued as compensation.

     Interest expense totaled $22,447 for the year ended July 31, 1998 compared to $82,932 for the year ended July 31, 1997. This decrease was a result of the debt repayment from proceeds of the Company's Public Offering.

     As a result of the foregoing, the Company reported a net loss of $1,765,390 or $0.54 per share. This compares to a net loss of $3,810,736 or $1.24 per share for the same period last year.

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

     As a result of the foregoing, the Company reported a net loss before extraordinary item of $1,969,736 or $1.24 per share. This compares to a net loss before extraordinary item of $448,622 or $.43 per share for the same period last year.

1996 Compared To 1995

     Revenues for the year ended July 31, 1996 decreased to $1,924,466 from $2,090,933 for the twelve months of the prior year, representing a decrease of 8.0%. Revenues declined as a result of a decline in sales in the military sector. The Company completed a large sale of switches to the military in Fiscal 1995 and did not have a comparable sale for Fiscal 1996.

     Gross margins for the year totaled $632,184 and $163,194, respectively, representing 32.9 % and 7.8%, respectively, of revenues. Gross margins were higher in 1996 due to the obsolete inventory write-off in 1995. Without the inventory write-off the 1996 and 1995 gross margin would have been 35.5% and 39.3%, respectively. The gross margin for 1996 was lower than 1995 without the inventory write-off due to the fact that higher than normal discounts were offered and taken on two major sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at July 31, 1998 was $4,192,541 compared to $2,456,121 at year ended July 31, 1997. The improvement in the working capital is primarily attributable to higher cash reserves and lower debt due to the Company's Public Offering.

     Accounts receivable have decreased from $109,571 at year-end
July  31, 1997 to $44,477 at July 31, 1998.  This   decrease  of
$65,094 is the result of lower average sales for fiscal 1998 versus 1997.

     The Company plans to meet its cash requirements for the next twelve months through existing cash balances and cash generated from operations . In addition, the Company believes that it can obtain financing from institutional investors secured by its assets, if necessary.

Inflation

     Management believes that the results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


Y2K Issues

     The company has contracted a Y2K solution provider to review its mainframe computer system for Y2K issues and to upgrade the computer system to be Y2K compliant. The Company anticipates that the upgrade will be completed by fiscal year end July 31, 1999.
The Company is also in the process of contacting all of its major suppliers to request representations that their systems are or will be Y2K compliant. The Company is in the process of determining the impact, if any, that third parties who are not Y2K compliant may have on its operations.

	Management estimates that the cost of its Y2K compliance program will be $5,000; In the event that this upgrade will not be ready, the Company has a contingency plan that is not Y2K reliant.

	The Company's entire product line is not date sensitive and the Company presently believes that there are no potential product-related implications that may result from Y2K issues.






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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                            PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                           MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 1998.

NAME AGE          POSITION

Robert S. Benou      64            President and Director

Arpad J. Havasy      62            Executive Vice President,
                                   Secretary, Treasurer and
                                   Director

Louis S. Massad      61            Director

Marc  R.  Benou      31            Vice President,  Assistant
                                   Secretary and Director

Edward J. Rielly     31            Director

Thomas Fogg          63            Vice President-Engineering


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

      Marc R. Benou joined the Company in 1991 and is responsible for material, purchasing and inventory control. In March 1995, he was elected Vice President, Assistant Secretary and a Director. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Psychology and a BS in Business Administration and
Management.   Marc R. Benou is the son of Robert  S.  Benou,  the
Company's President.

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

     Edward J. Rielly has been a Director of the Corporation since January 1998. Mr. Rielly is an Application Developer with Chubb & Son. From 1993 to 1998, Mr. Rielly was an Application Developer with the United States Golf Association. Mr. Rielly is a graduate of Lehigh University and holds a BS in Computer Science.

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

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President, the only executive officer whose aggregate remuneration exceeded $100,000 in each of the three Company's fiscal years ended July 31, 1998, 1997 and 1996:







                      Summary Compensation Table

                    Annual Compensation      Long Term Compensation

Name and                             Other Annual
Principal   Fiscal                   Compensation
Position   Year-End  Salary       Bonus (1)        Awards   Payouts

             1998    $170,000        0               0         0
Robert
Benou,
President    1997    $150,000        0               0         0

             1996    $150,000        0               0         0

_________________

Incentive Stock Option Plan

     On May 15, 1995, the Board of Directors of the Company adopted and on August 14, 1995, the shareholders approved the Conolog Corporation 1995/1996 Stock Option Plan ( the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code (the "Code") or nonqualified stock options. Under the Option Plan, a Stock Option Committee (the "Option Committee") of the Board is authorized to grant options to purchase up to 200,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the Option Plan and designates the optionee's, the type of options to be granted (i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

     Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant. All incentive stock options under the Option Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each option must be exercised, if at all, within ten (10) years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a
single  calendar  year.   All  incentive  stock  options must  be
exercised by an option within three (3) months after termination of the optionee's employment, unless such termination is as a
result  of  death, disability or retirement.   In  the  event  an
optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of twelve
(12) months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of twenty four (24) months following such termination.

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

     The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Marc Benou. Under his employment agreement, Mr. Benou will receive an annual base salary of $55,000 for the first year of employment with an increase of $6,000 beginning June 1998 and every year thereafter.

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








On March 12, 1998, the Company entered into a five year employment with Dina Stellwagen to serve as Corporate Development Manager.
Base salary is $50,000 per annum with annual increases of $4,000.
The agreement calls for the Corporate Development Manager to receive a quarterly bonus of 5,000 shares of Common Stock that have not been registered and eligible for sale under Rule 144 code. The employment agreement also entitles her to the use of an automobile and to reimburse her for all ordinary and necessary business expenses. Eligibility for all employee benefit plans, such as life, health, pension, profit sharing and other plans is provided under the agreement, however, the Company is not obligated to establish or maintain any of the afore-mentioned executive plans. Upon termination without cause, the agree-ment provides for severance compensation equal to 2.99 times the average annual compensation.


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


      Name and             Amount and
      Address  of          Nature of                  After
   Beneficial Owner(1)  Beneficial Ownership        Offering

     Robert S. Benou        220,000                    5.8%

     Arpad J. Havasy         55,000                    1.5%

     Marc R. Benou           45,000            	       1.2%

     Louis Massad             5,000                     .1%

     Edward J. Rielly           500            		  .0%
 All Directors and Officers
 as a Group (5 persons)        325,500                 8.6%

 (1)  The address for these individuals is c/o Conolog
Corporation, 5 Columbia Road, Somerville, New Jersey 08876.












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


FORWARD LOOKING STATEMENTS

     The foregoing contains certain forward looking statements. Due to the uncertainties associated with doing business with governmental entities and the release of backlog orders and competition in a business characterized by rapid technologic changes and advances, actual results may differ materially from any such forward looking statements.























                             PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)Financial Statements

Balance Sheets as of July 31, 1998 and 1997                      F-2-3
Statements of Operations for the years ended
   July 31, 1998 and 1997  						     F-4

Statements of Stockholders' Equity for the years
   ended July 31, 1998 , 1997 and 1996                           F-5-6
Statements of Cash Flows for the years ended July 31, 1998 and
   1997                                                          F-7-8
Notes to Financial Statements                                    F-9 to-17

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

10.7**** Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation

10.8**** Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation

10.9*****   Employment Agreement dated March 1, 1998 between Dina Stellwagen and Conolog Corporation
___________________

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
	Conolog Corporation
	By:
October 29, 1998	/s/ Robert S. Benou
	President, Chief Executive
	Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 29, 1998
	/s/Robert S. Benou
	President, Chief Executive Officer
	and Chairman of the Board

October 29, 1998	/s/Arpad J. Havasy
	Executive Vice President, Secretary,
	Treasurer and Director

October 29, 1998	/s/Marc R. Benou
	Vice President, Assistant Secretary and Director

October 29, 1998	/s/Louis S. Massad
	Director































				  Annual Report on Form 10-K


				Item 8, Item 14 (a)(1) and (2)



			          Financial Statements



			       Year Ended July 31, 1998





		     	         Conolog Corporation



				Somerville, New Jersey  08876






































				Form 10-K Item 14(a)(1) and (2)
                      Index to the Financial Statements
      		         Conolog Corporation
     		                  July 31, 1998



The following financial statements of the registrant are included in

Item 14:

Balance Sheets - July 31, 1998 and 1997 .........................  F-2-3

Statements of Operations - Years Ended July 31, 1998,
     1997 and 1996 .............................................   F-4

Statements of Stockholders' Equity (Deficiency) - Years
     Ended July 31, 1998, 1997 and 1996 .........................  F-5-6

Statements of Cash Flows - Years Ended July 31, 1998,
     1997 and 1996 .. . . .......................................  F-7-8

Notes to Financial Statements .................................... F-9-17




































			Independent Auditors' Report
To the Board of Directors
Conolog Corporation


We have audited the accompanying balance sheets of  Conolog
Corporation as of July 31, 1998  and 1997  and the  related
statements of operations, stockholders' equity (deficiency)
and cash flows for each  of the three  years in  the period
ended July 31, 1998.   These financial statements  are  the
responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally
accepted auditing standards.  Those standards require  that
we   plan  and  perform  the  audit  to  obtain  reasonable
assurance about  whether the financial  statements are free
of material misstatement.    An audit includes examining on
a   test   basis,  evidence   supporting  the  amounts  and
disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation at July 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.



/s/Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
October 9, 1998






	    	          Conolog Corporation
                         Balance Sheets

                                                July 31,
                                           1998        1997
                                        ---------    ---------
ASSETS

Current Assets
     Cash and equivalents            $ 1,108,581  $   503,217
     Accounts receivable - less
     allowances of $6,000 in
     1998 and 1997                        44,477      109,571
     Inventories
        Finished goods                   905,939    1,705,782
        Work-in-process                1,205,450      498,070
        Materials and supplies         1,098,879      969,940
                                      ----------   ----------
                                       3,210,268    3,173,792


     Other current assets                 36,347       44,085

     Deferred offering costs                   -      113,813

                                       ----------   ----------
                                       4,399,673    3,944,478

Property, Plant and Equipment
     Land and improvements                34,524       34,524
     Building and improvements           700,461      663,630
     Machinery and equipment           1,328,218    1,291,838
     Furniture and fixtures              341,607      336,001
                                      ----------   ----------
                                       2,404,810    2,325,993
Less allowance for depreciation
    and amortization                   1,994,822    1,938,188
                                      ----------   ----------
                                         409,988      387,805
Other assets                               9,803        7,469
                                      ----------   ----------
TOTAL ASSETS                         $ 4,819,464  $ 4,339,752
                                      ==========   ==========

See notes to financial statements









                                              July 31,
                                          1998           1997
                                        --------       --------
LIABILITIES

Current Liabilities
     Notes payable - other              $       -      $   916,235
     Accounts payable                      60,845          188,510
     Accrued payroll                       30,950           15,645
     Accrued interest                           -           17,374
     Bridge loan                                -          200,000
     Other accrued expenses               115,337          146,791
     Current maturities of                      -            3,802
       capitalized lease obligations
                                         ---------      -----------
Total Current Liabilities               $  207,132     $ 1,488,357
						    ----------      -----------
Stockholders' Equity

     Preferred Stock, par value $.50;
       Series A; 4% cumulative;162,000
       shares authorized; 155,000 shares
       issued and outstanding               77,500          77,500
     Preferred Stock, par value $.50;
       Series B; $.90 cumulative;
       50,000 shares authorized, 1197
       shares issued and outstanding           597             597
     Common Stock, par value $1.00;
       20,000,000 shares authorized;
       issued 3,724,773 shares in 1998
       and 2,803,473 in 1997, including
       8,776 shares held in Treasury     3,724,773       2,803,473
     Contributed Capital                 9,643,215       7,034,008
     Retained Earnings (Deficit)        (8,702,019)     (6,932,449)
     Treasury Shares at Cost              (131,734)       (131,734)
                                        -----------     -----------
Total Stockholders' Equity               4,612,332       2,851,395
                                         ----------     -----------
Total Liabilities and Stockholders' Equity
                                       $ 4,819,464     $ 4,339,752
                                        ==========      ==========




See notes to the financial statements










				Conolog Corporation
			   Statements of Operations


                                                 July 31,
                                     1998            1997           1996
                                 ------------    ------------   ------------
Sales and other income		    $  746,420     $ 1,123,390    $ 1,924,466
					   ------------    ------------   ------------
Costs and Expenses:
   Cost of products sold	        529,958        917,379	1,242,001
   Selling, general and
     administrative		      1,548,446      2,054,630	  946,954
   Interest                            22,447         82,932        133,652
   Write-off obsolete or
     excess inventories		        410,759         28,101	   50,281
                                  ------------   ------------   ------------
                                    2,511,610      3,083,042      2,372,888
				          ------------   ------------   ------------
Loss Before Income Taxes and
   Extraordinary Items             (1,765,190)    (1,959,652)      (448,422)

Income taxes 		                  200         10,084	      200
                                  ------------   ------------   ------------
Net Loss before Extraordinary
   Items                           (1,765,390)    (1,969,736)       (448,622)

Extraordinary Items                         -     (1,841,000)        740,376
                                  ------------   ------------    ------------
Net Income (Loss)                 $(1,765,390)   $(3,810,736)     $  291,754
                                  ============   ============    ============
(Loss) from Continuing
   Operations Per Share           $      (.54)   $     (1.24)     $     (.43)

(Loss) Net Income Per Share
    - Basic (loss) earnings
      per share              	    $      (.54)   $     (2.41)     $      .28
    - Diluted (loss) earning
      per share                   $      (.54)   $     (2.41)     $      .25












See notes to the financial statements



F-4
                    Conolog Corporation
         Statement of Stockholders' Equity (Deficiency)


                        Series A        Series B
                        Preferred       Preferred       Common  Contributed
                          Stock           Stock         Stock     Capital

Balance @ July 31,
     1995               $ 77,500        $ 10,661   $   52,239   $ 1,453,773

Public stock offering          -         (10,064)     982,947     3,448,642
Net income for the year        -               -            -             -
Dividends                      -               -            -      (390,211)
                        --------        --------    ---------    -----------
Balance @ July 31,
     1996                 77,500             597    1,035,186     4,512,204

Debt to equity conversion      -               -    1,408,787     1,563,377
Additional shares issued to
   employees		       -               -      359,500       954,250
Net loss for the year          -               -            -             -
Dividends				 -               -            -         4,177
                        --------        --------    ---------    ----------
Balance @ July 31,
     1997                 77,500             597    2,803,473      7,034,008


Public stock offering          -               -      725,300      2,045,777
Additional shares issued
     to employees              -               -       55,000         80,100
Additional shares issued
     to consultant             -               -      141,000        429,150
Debt to equity conversion      -               -            -         50,000
Net loss for the year          -               -            -              -
Dividends                      -               -            -          4,180
                       ---------        --------    ---------      ---------
Balance @ July 31,
     1998               $ 77,500        $    597  $ 3,724,773      $9,643,215
                       =========       =========  ===========      ==========










                    Conolog Corporation
         Statement of Stockholders' Equity (Deficiency)



                         	Total
Retained                    Stockholders'
Earnings        Treasury       Equity
                        	(Deficit)        Stock       (Deficiency)
			  		-------------   -----------  --------------
Balance @ July 31,
     1995           		$ (3,402,914)   $ (131,734)    $ (1,940,475)
Public stock offering                    -             -        4,421,525
Net income for the year   	     291,754             -          291,754
Dividends                           (6,376)            -         (396,587)
             			-------------    ----------     ------------
Balance @ July 31,
     1996             		  (3,117,536)     (131,734)       2,376,217

Debt to equity conversion   	           -             -        2,972,164
Additional shares issued to
     employees                           -             -        1,313,750
Net loss for the year           (3,810,736)            -       (3,810,736)
Dividends                           (4,177)            -                -
                      		 ------------    ----------     ------------
Balance @ July 31,
     1997             		  (6,932,449)     (131,734)       2,851,395
Public stock offering                    -             -        2,771,077
Additional shares issued to
     employees                           -             -          121,500
Additional shares issued to
     consultant                          -             -          570,150
Debt to Equity Conversion                -             -           50,000
Net Loss for the year           (1,765,390)            -       (1,751,790)
Dividends       	                  (4,180)            -                -
					 ------------     ---------      -----------
Balance @ July 31,		 $(8,702,019)     $(131,734)     $4,612,332
     1998                      ============     ==========     ==========












See notes to the financial statements




Conolog Corporation
Statements of Cash Flows
								       July 31,
                                           1998         1997         1996
                                        -----------  ----------  ------------
Cash Flows From Operating Activities
  Net (Loss)Income                   $(1,765,390)  $(3,810,736) $  291,754
  Adjustments to Reconcile Net (Loss)
     Income to Net Cash Used by
     Operating Activities
  Debt retirement cost	                       -     1,841,000           -
  Common stock base compensation         135,100     1,313,750           -
  Common stock for consulting fees       570,150             -           -
  Deferred income taxes                        -             -     492,352
  Depreciation and amortization           56,634        57,781      64,994
  Gain on disposition of equipment             -             -      (3,420)
  Provision for losses on accounts
     receivable                                -        (8,000)      9,000
(Increase)Decrease in Operating Assets
  Accounts receivable                     65,094       202,449    (141,479)
  Inventories                            (36,476)     (236,012)   (339,653)
  Other current assets                     7,738          (568)    (17,834)
Increase(Decrease) in Operating Liabilities
  Accounts payable                      (127,665)      (92,119)     (7,001)
  Accrued expenses and other liabilities (33,523)       78,241  (1,066,379)
                                       ----------    ---------- -----------
       Net Cash Used by Operating Activities
                                      (1,128,338)     (654,214)   (717,666)
                                      -----------     ---------  ----------
Cash Flows From Investing Activities
  Purchase of property, plant and equipment
                                         (78,817)      (11,680)    (43,163)
  Proceeds from sale of equipment              -             -      18,666
                                        ----------    ---------   ---------
       Net Cash Used in Investing Activities
                                          (78,817)     (11,680)    (24,497)
                                        ----------     --------    --------
Cash Flows From Financing Activities
  Deferred offering costs                 113,813     (113,813)     86,154
  Increase from public stock offering   2,771,077            -   4,421,525
  (Repayments)proceeds from borrowings   (916,235)     916,235           -
  Increase (Decrease) in bridge loan     (150,000)     200,000    (200,000)
  Repayments of long-term borrowings       (3,802)     (34,453) (2,836,008)
  (Increase)reductions in other assets     (2,334)      22,929     (20,580)
  Dividends paid                                -            -    (396,587)
  Increase (Decrease) in due to officers        -            -    (161,705)
                                        ---------   -----------  ----------
       Net Cash Provided by Financing
         Activities                     1,812,519      990,898     892,799
                                        ----------  -----------  ----------
Net Increase in Cash and Equivalents      605,364      325,004     150,636
Cash and Equivalents at Beginning
     of Period                            503,217      178,213      27,577
                                        -----------  ----------   ---------
Cash and Equivalents at End of Period  $1,108,581    $ 503,217   $ 178,213
                                        =========    ==========  ==========
F-7




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid(received) during the year for:

     Interest                          $  39,821     $  77,349   $ 772,773
     Taxes                             $  (9,520)    $  10,084   $     125

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 On January 21, 1998, the Company satisfied a $50,000 Bridge Loan with the conversion of the loan to 1.2 million Class A Warrants.



























See notes to the financial statements













				Conolog Corporation
			Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

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

Cash and Equivalents
     For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories
    Inventories are stated principally at average cost which is not in excess of market.

Property, Plant and Equipment
     Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets.

Revenue Recognition
     Sales are recognized when the products are shipped. Sales under certain fixed-price-type contracts, where progress payments are received, are recognized when work is performed, under the percentage-of-completion method, in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type contracts.

Advertising Costs
     Advertising costs are charges to operations when incurred.

Income Taxes
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.
 F-9
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Income (Loss) Per Share of Common Stock
     Income (loss) per share of common stock is computed by dividing net earnings (loss) (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The number of shares used in the computations were 3,251,150, 1,581,218 and 1,041,978 for 1998, 1997 and 1996, respectively. The effect of assuming the exchange of the warrants, Series A Preferred Stock and Series B Preferred Stock in 1997 and 1996 would be anti-dilutive.

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

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

     The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

NOTES PAYABLE - OTHER

     CNL Holdings, Inc. loaned the Company $916,235. The notes were due during the fiscal year July 31, 1998 and bore interest at the rate of 4% per annum. The loans were payable in cash or Series C Preferred Stock, at the Company's option at $5.00 per share. Interest was payable in Common Stock up to a maximum of 40,000 shares per annum. On January 21, 1998, the Company paid CNL Holdings, Inc. $916,235 plus accrued interest of $25,421 in cash. This effectively eliminated all debts and liens with CNL Holdings, Inc.










F-10
BRIDGE LOAN

     The Company received $200,000 in net proceeds from several
     investors in a private placement.    Each investor received
     two (2) Promissory Notes. Promissory Notes (the "First Note") totaling $150,000 was due and payable on the earlier of January 31, 1999 or the closing of the Company's next public offering. The Second Convertible Note (the "Second Note"), totaling $50,000 plus accrued interest was payable on the earlier of January 31, 1999 or the closing of the Company's next public offering, or convertible at the time the next Registration Statement was declared effective by the Securities and Exchange Commission and at the option of the selling security holders into a total of 1.2 million Class A Warrants. Each Class A Warrant contained in the Second Note is identical to the Company's currently out-
     standing Class A Warrants.    On January 21, 1998,  at the
     closing of the Company's public offering, $150,000 plus accrued interest of $13,306 was paid in cash in full settle-ment of the First Note. The Second Note was satisfied with the 1.2 million Class A Warrants issued on January 21, 1998.

LEASES

     The Company leases various equipment under operating leases.
     The future minimum rental payments under the operating leases that have initial or remaining lease terms in excess of one year as of July 31, 1998 are as follows:


     Year Ended July 31,
       1999 $ 4,808
       2000   4,808
             -------
            $ 9,616
  	       =======
     Total rental expense for all operating leases of the Company amounted to approximately $7,659, $10,353 and $11,447 during the years ended July 31, 1998, 1997 and 1996.

INCOME TAXES

     The income tax provision is comprised of the following:

                                                   July 31
                                        1998         1997          1996
    						  --------    ---------     -----------
     Current Income Taxes
        Federal                             -        9,884               -
        State                             200          200             200
                                     ---------    ---------      ----------
                                     $    200     $ 10,084        $    200
                                     =========    =========      ==========



F-11
INCOME TAXES, Continued
     A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

						        July 31,

						1998		1997		1996
						----		----		----
     Federal statutory tax rate     (34.0)%	(34.0)%	(34.0)%
     Valuation Allowance on Net
       Operating Loss Carryover	 34.0        34.0        34.0
     Permanent and other differences    -          .5           -
						-----		-----		-----
						    - %	  0.5 %	    - %
						=====		=====		=====

     Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.

     The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

     At July 1, 1998, the Company has net operating loss carry forwards for federal and state income tax purposes of approximately $4,710,000 and $3,863,000, respectively, which are available to offset future Federal and State taxable income, if any. The federal and state net operating loss carry forwards expire as follows:

						Federal	State
	2001				  $	      -   $	  706,241
	2002					      - 	  897,997
   	2004					      -	  542,540
	2005					      -	1,716,222
	2008				    	253,276	        -
	2009				    1,232,010		  -
	2010					957,538		  -
	2012					550,752		  -
	2013				    1,716,424		  -
					   ----------   -----------
					  $ 4,710,000   $ 3,863,000
					  ===========   ===========
     At July 31, 1998 the Company has available unused general business credits that may provide future tax benefits and expire as follows:

					   Amount
     2000				$  12,100
     2001				   26,300
     2002				   64,900
					---------
					$ 103,300
					=========
F-12


INCOME TAXES, Continued

     The Company's deferred tax asset is comprised of the following temporary differences:

						Federal		State
						-------		-----
	Net operating losses and tax
        credit carry forwards		$ 1,704,562		$  231,768
      Less: valuation allowance	 (1,704,562)	  (231,768)
						------------	-----------
		Net Deferred Tax Assets	$         -		$	   -
						============	===========

     The net change in the valuation allowance increased by approximately
	$607,000.


PROFIT SHARING PLAN

     The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contribution to the plan are discretionary and determined annually by management.

     The Plan also provides an employee savings provision (401(k) plan whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company contributes $2 for every $1 of the participant's elective contribution, up to 6% of the participant's compensation.

     The total expense for the above plan amounted to $52,721, $28,531, and $29,603 for the years ended July 31, 1998, 1997 and 1996 respectively.


CAPITAL STOCK

     The Series A Preferred Stock provides 4% ($.02 per share) cumulative dividends, which may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1,200 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

     The Series B Preferred Stock provides cumulative dividends of $.90 per share which were $29,017 in arrears at July 31, 1998. In addition, each five shares of Series B Preferred Stock is convertible into 1 share of Common Stock. The Company may redeem the Series B Preferred Stock at $15 per share plus accrued and unpaid dividends.

     The Company has reserved 155,392 shares of Common Stock for Series A and B Preferred Stock.




F-13

WARRANTS
     The Company issued common stock purchase warrants separately and as part of the previous offerings as follows:

						Exercise	Original	Extended
				Number of	Price Per	Expiration	Expiration
     Date of Grant	Shares	Share		Date		Date
     -------------      ---------   ----------  ----------  -----------
	08/16/95		1,135,750	$6.00		08/16/98	08/16/2002
	01/21/98		2,901,200	$6.00		08/30/2002	    -
	01/21/98		1,200,000	$5.25		01/21/2001	    -


MAJOR CUSTOMERS

     The following summarized sales to major customers (each 10% or more of net sales) by the Company.

                                Sales to
                                  Major     Number of    Percentage
    Year Ended                  Customers   Customers    of Total
    ----------                  ---------   ---------    -----------
       1998                     $ 205,868       1            28
       1997                       625,134       3            57
       1996                       401,840       1            21



COMMITMENTS AND CONTINGENCIES

  Employment Agreements
	On June 1, 1997 the Company entered into an employment agreement with Robert Benou to serve as the Company's President for a period of five years. Base salary under the agreement is $150,000 per
   	annum with annual increases of $20,000 beginning November 1997 and every profitable year thereafter. The agreement also calls for an annual bonus equal to 6% of the Company's income before income taxes as stated in its annual Form 10-K. Employee benefit plans, such as life, health, pension and other plans are provided under the agreement. The Company will also provide reimbursement of ordinary and necessary business expenses and a monthly car allowance. A noncompetion/nonsolicitation restriction applies for one year after termination of employment. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.









F-14

COMMITMENTS AND CONTINGENCIES (Continued)

  Employment Agreements (Continued)

	The Vice President of the Company entered into an employment agreement on June 1, 1997. The agreement is for a period of five years expiring May 31, 2002. Pursuant to the terms of the agreement, the officer is to receive a base salary of $55,000 for the period June 1, 1997 through May 31, 1998 and an increase of $6,000 per annum for each twelve month period thereafter. The agreement also calls for an annual bonus equal to 3% of the Company's income before taxes as stated in its annual Form 10-K. The Vice President is entitled to participate in all general pension, profit-sharing, life, medical, disability and other insurance and executive benefit plans at any time in effect for executives of the Company, however, the Company is not obligated to establish or maintain any of the aforementioned executive benefit plans. The Company will also provide an automobile for
	the use of the Vice President and reimburse him for all ordinary and necessary business expenses.  A noncompetition/nonsolicitation
	restriction applies six months after termination of employment.
	Upon termination without cause the agreement provides for severance compensation equal to 2.99 times the average compensation paid by the Company.

	On March 1, 1998, the Company entered into an employment agreement with a Company executive to serve as a Corporate Development Manager for a period of five years. Base salary under the agreement is $50,000 per annum with annual increases of $4,000. The agreement calls for the Corporate Development Manager to receive a quarterly bonus of 5,000 shares of Conolog Corporation stock that have not been registered and eligible for sale under Rule 144 code. Eligibility for all general pension, profit-sharing, life, medical disability and other insurance and executive benefit plans is provided under the agreement, however, the Company is not obligated to establish or maintain any of the aforementioned executive plans. The Company will also provide an automobile for the use of the Corporate Development Manager and reimburse her for all ordinary and necessary business expenses. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.

  Consulting Agreements
	In February of 1998 the Company entered into a management and financial consulting agreement with Warren Schreiber ("Schreiber"}, whereby Schreiber would act as a consultant to the Company. In consideration of such services, Schreiber was granted 75,000 shares of common stock of the Company upon commencement of the contract. Additionally, for the duration of the agreement, Schreiber is to receive 25,000 shares of the Company's common stock on the last day of March, June, September and December of each year. Under the agreement, termination may occur by either party with or without cause at any time upon 60 days prior written notice.



F-15
Stock Option Plan
	On May 15, 1995, the Board of Directors of the Company adopted and on August 14, 1995, the shareholders approved the Conolog Corporation 1995/1996 Stock Option Plan (the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code (the "Code") or nonqualified stock options. Under the Option Plan, the Board is authorized to grant options to purchase up to 200,000 shares of stock to key employees, officers, directors and consultants of the Company.

	Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed.
	The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the common stock as determined on the date of the grant. All incentive stock options under the Option Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each option must be exercised, if at all, within ten (10) years of the date of the grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year. All incentive stock options must be exercised by an optionee within three(3) months after termination of the optionee's employment, unless such termination is a result of death, disability or retirement. In the event of an optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of twelve (12) months after such a termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of twenty four (24) months following such termination.

	Nonqualified stock options under the Option Plan are generally subject to the same rules as discussed above. Nonqualified stock options may, however, also be granted to directors and consultants, whether or not such individuals are employees of the Company. The exercise price for nonqualified stock options may be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

	No incentive stock options or nonqualified options have been granted.

COMMON STOCK ISSUED TO EMPLOYEES

	In February 1998 the Company issued 45,000 shares of the Company's common stock, as additional remuneration to certain employees.

	Compensation expense was recorded at the average fair value of the stock at the time of issuance, $121,500 ($2.70 per share).

	In accordance with the employment agreement between the Company and one of their executives the Company issued 10,000 shares of common stock during fiscal year ended July 31, 1998. Compensation expense was recorded at the average fair value of the stock at the time of issuance, $13,600 ($1.36 per share)
F-16

COMMON STOCK ISSUED TO EMPLOYEES (Continued)

	In July 1997 the Company issued 359,500 shares of common stock to several employees. Compensation expense was recorded at the average fair value of the stock at the time of issuance, $1,313,750 ($3.66 per share).

FAIR VALUE OF FINANCIAL INSTRUMENTS

	The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

   Limitations

	Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instru-ment. These estimates are subjective in nature and involve uncertain-
      ties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

EXTRAORDINARY ITEM

      On August 16, 1995 the Company's Bank debt was restructured resulting in debt forgiveness of $1,232,728. This created a deferred tax asset at July 31, 1996 of $492,352. When the debt forgiveness occurred, the Company wrote off its deferred tax asset against the forgiveness of debt, resulting in extraordinary income of $740,376.

      During the year ended July 31, 1997, the Bank converted 1,400,000 shares of Common Stock it was holding using a value negotiated between Conolog and the Bank. The difference between the fair value and the negotiated value was $1.315 and was considered to be contributed capital and an extraordinary expense called Debt Retirement Cost. The total value placed upon this transaction was $1,841,000
     (1,400,000 x $1.315).

     The cost of debt retirement of $1,841,000, which occurred in 1997, is considered an extraordinary item with no tax effect due to the non-deductibility of this expense.

SUBSEQUENT EVENTS
     Sales of Real Estate

      In September 1998 the Company completed the sale of its land and building resulting in approximately $725,000 net proceeds to the Company. The transaction also provides for a three year rent-free lease to the Company of approximately 38% of the total space of the building.

   Acquisition of Atlas Design, Inc.

	In September1998, the Company acquired the assets of Atlas Design, Inc. Atlas Design, Inc. provides short and long term qualified engineering and technical services as well as human resource consulting.
F-17