Form 10-Q
period 1998-10-31
CONOLOG CORP
filed 1998-12-10
CIK 23503

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

Common Stock, par value $1.00 per share, 3,789,763 shares outstanding as of October 31, 1998 (inclusive of Treasury Stock).









						                                  Conolog Corporation
						                                    	BALANCE SHEETS
                               						Oct 31, 1998  July 31, 1998

ASSETS			                           		(Unaudited)	     (Audited)

Current Assets:

	Cash			                             		$  1,232,379    $1,108,581
	Accounts Receivable, less
        allowances of $6,000 	              241,710	       44,477
	Inventories				                          3,281,800     3,210,268
	Other Current Assets		                     	15,529	       36,347
					                                 	------------     ---------
	   Total Current Assets	             	$  4,771,418    $4,399,673

	Property, Plant and Equipment	             102,015	      409,988
	less accumulated depreciation
	of $1,573,362 and $1,944,822
	respectively

	Other Assets			                           154,478	         9,803
						                                 ------------   -----------
		Total Assets	                        $ 5,027,911     $4,819,464
						                                 ============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

	Accounts Payable			                       40,905         60,845
	Accrued Payroll		                       		59,519	        30,950
	Other Accrued Expenses		                  34,650	       115,337
				                               		------------     ----------
	   Total Current Liabilities	        $   135,074     $  207,132
						                               ------------     ----------




















                                				CONOLOG CORPORATION
                                   	   BALANCE SHEETS

                             					     Oct. 31, 1998    July 31, 1998

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding	                 77,500		          77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares	                  597	              597

   Common Stock; par value $1.00;
   20,000,000 shares authorized;
   issued 3,724,773 shares, including
   8,776 shares held in Treasury	       3,724,773	        3,724,773

   Contributed Capital	                 9,644,260	        9,643,215

   Retained Earnings (Deficit)	        (8,422,559)      	(8,702,019)

   Treasury Shares at Cost	              (131,734)         (131,734)
					                                	------------	      -----------
	 Total Stockholders' Equity 	        $ 4,892,837	      $ 4,612,332

	 Total Liabilities and
	   Stockholders' Equity		            $ 5,027,911	      $ 4,819,464
						                                ===========       ===========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





















                                				CONOLOG CORPORATION
			                               STATEMENTS OF OPERATIONS
				                                   	(UNAUDITED)

                       		     FOR THE THREE MONTHS ENDED
							                              OCTOBER 31,
						                            1998	         1997

TOTAL REVENUES		    	       	$  319,349       $  113,327

COSTS OF GOODS SOLD			          281,148          113,527
                				       		----------	     	-----------
GROSS MARGIN				                 37,201             (200)

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES			 	              169,164          158,507
						                       ----------	     	-----------
OPERATING INCOME (LOSS)			     (131,963)        (158,707)


OTHER INCOME-GAIN ON SALE OF
	BUILDING				                   413,789		              0

INTEREST EXPENSE				                  0           13,350
					                       	----------	     	-----------
INCOME/(LOSS) BEFORE TAXES		    281,826         (172,057)

PROVISION FOR INCOME TAXES		      1,320            1,141

	                      					-----------		     -----------
NET INCOME/(LOSS)				        $  280,506		       (173,198)
					                      	===========       ===========

EARNINGS/(LOSS) PER SHARE	      $  .08          $   (.06)
					                      	===========	      ===========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS













                                                  				CONOLOG CORPORATION
			                                               	STATEMENTS OF CASH FLOWS
				                                                      (UNAUDITED)

                                               						FOR THE THREE MONTHS
						           	  	                                 ENDED OCTOBER 31,
								                                              1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)				                             $  280,503   $(173,198)
Adjustments to Net Income to Reconcile
to Net Cash Provided by Operating Activities:
   Depreciation and amortization		                     7,256      14,289
   Gain on Sale of Building				                     (413,789)          0
   (Increase)/Decrease in Accounts Receivable       (197,233)     60,642
   (Increase)/Decrease in Inventories	               (71,532)   (126,253)
   (Increase)/Decrease in Other Current Assets        21,280      20,958
   (Increase)/Decrease in Deferred Offering
Costs					                                                 0   (  25,678)
   Increase/(Decrease) in Accounts Payable           (19,940)  (  75,473)
   Increase/(Decrease) in Accrued Expenses
   	and other liabilities		                          (52,118)  (  19,310)
   Net Cash Provided/(Used) in Operating           ----------   ---------
	     Activities				                                (494,023)  ( 324,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Equipment   			                        (3,789)          0
   Sale of Property & Plant			                       720,060	          0
   Purchase of Assets of Atlas Design	              (146,900)          0
								                                            ---------   ---------
   Net Cash Provided/(Used) in Investing		           617,821           0
	     Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
	Change in Capital Lease Obligations                       0   (     799)
							                                            ----------   ---------
NET INCREASE/(DECREASE) IN CASH		                  $ 123,798  $ (324,822)

CASH AT BEGINNING OF YEAR		    	                   1,108,581     503,217
							                                            ---------   ----------
CASH AT END OF PERIOD				                         $1,232,379  $  178,395
							                                           ==========  ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
	Interest					                                    $       0   $        0
	Income Taxes				                                     1,320        1,141


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS










CONOLOG CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - Computation of Earnings Per Share:
                                          	For the Three Months Ended
							                                              October 31,
						                                            1998         1997
Weighted Average Number of Shares
     Outstanding:					                         3,724,773   2,816,126
COMMON STOCK
     Reserve for Conversion:
          Series A Preferred Stock* 155,000
          Series B Preferred Stock (1 to 20
      	conversion factor)			                           0	          0
          Common Stock Equivalents
		(Warrants)**	   		                           5,135,750     235,750
							                                        ---------	  ---------
Total						                                   	8,860,523   3,051,876

Gain/(Loss) Per Share:
          Total Gain/(Loss)			                 $ 280,503   $(173,198)
          Pro-rata Dividends on Preferred
		Stock Series A & B		                             1,045	      1,045
							                                       ----------	  ----------
          Net Gain/(Loss) available for
		Common Stock			                              $ 279,448   $(174,243)
							                                       ----------	  ----------
Average Number of Shares of Common Stock	      3,724,773   2,816,126
							                                       ==========  	==========
Primary Gain/(Loss) Per Share			                   $ .08      $ (.06)
							                                       ==========	  ==========

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







NOTE 2 - Sale/Leaseback of Building

In September 1998, the Company completed a sale/leaseback of its manufacturing facility. This enables the Company to significantly reduce operating costs and increases the working capital. This resulted in $717,000 net proceeds to the Company. The transaction also provides for a three year rent-free lease to the Company of approximately 38% of the total space.

NOTE 3 - Purchase of Atlas Design

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


NOTE 4 - Taxes

At October 31, 1998 the Company has a net operating loss carry forward of approximately $4,710,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $253,276 of the carry forward expires in 2008, $1,232,010 expires in 2009, $957,538 expires in 2010, $550,752 expires in 2012 and $1,716,424 in
2013. For state purposes the carry forward is approximately $3,863,000; $706,241 expires in 2001, $897,997 expires in 2002,
$542,540 in 2004 and $1,716,222 in 2005.  Also, at October 31, 1998 the
Company has unused tax credits of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

The above net operating loss created a deferred tax asset that has been fully reserved. The amount is approximately $2,000,000.

At October 31, 1998 no deferred income taxes have been provided for per SFAS No. 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses and tax credit carry forwards will not be absorbed by future taxable income.













ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

QUARTER ENDED OCTOBER 31, 1998

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                          					For the Quarter
					                          Ended October 31,

                                1998	      		1997
Revenues		                 $  319,349     $  113,327
Costs and Expenses	          (450,312)      (272,034)
Other Income		                413,789              0
			                         ----------	    ---------
Net Income/(Loss)
   after Taxes, before   	 $  280,506     $ (173,198)
    extraordinary item	    ===========	   ===========


Revenues for the quarter ended October 31, 1998 totaled $319,349, representing an increase of 65% or $206,022 from $113,327 reported for the same quarter a year ago. Revenues increased largely due to the purchase of Atlas Design, a human resource company in September 1998.

Gross margin for the quarter totaled $37,201 representing 11.65% of revenues as compared to $(200) or 0% of revenues for the quarter ended October 31, 1997. The increase in gross margin is primarily attributed to higher sales and lower costs of running a human resource company.

Selling, general and administrative expenses increased from $158,507 to $169,164 for the quarter, representing an increase of $10,657 as compared to 1997. This increase in attributable to administrative costs of Atlas Design.

Interest expense decreased from $13,350 to $0 for the quarter ended October 31, 1998 over the same period of 1997 due to the repayment of debts of the Company.

The sale of the building contributed a net gain of $413,789 as other income.

As a result of the foregoing, the Company reported a net income of $280,503, or $0.08 per share for the quarter compared to a net loss of $(173,198) or $(.06) per share.











LIQUIDITY AND FINANCIAL CONDITION

Inventories increased $71,532 from July 31, 1998 attributable to the PTR-1500 Series product.

Accounts Receivable increased $197,233 to $241,710 reflecting higher sales for the period.

Working Capital at October 31, 1998 was $4,636,344 compared to
$4,192,541 at July 31, 1998. This is primarily attributed to the sale of the Company's building.

The Company plans to use the additional funds from the sale of the building to complete the PTR1500 for the General Electric Co., to improve its financial condition and prepare for an anticipated increase in business in fiscal 1999. The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 1999 versus fiscal 1998.

The Company also plans to use the funds for future expansion through mergers and acquisitions.

The Company presently meets its cash requirements through existing cash balances and cash generated from operations.

MANAGEMENT REPRESENTATION

The information furnished reflects all adjustments which management considers necessary for a fair statement of the results of the period.

As of October 31, 1998 the Registrant's backlog of orders stands at $1.4 million, a mix of military and commercial telecommunication products. The company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

STATEMENT REGARDING PRESENT OPERATIONS

There was no material change in the nature of the operations of Registrant during the three months ended October 31, 1998 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1998.

FORWARD LOOKING STATEMENTS


     The foregoing contains certain forward-looking statements. Due to the uncertainties associated with doing business with governmental entities and the release of backlog orders and competition in a business characterized by rapid technologic changes and advances, actual results may differ materially from any such forward looking statements.















                     Part II - Other Information
                        CONOLOG CORPORATION

1. Legal Proceedings - No material proceedings pending
        October 31, 1998

2.  Changes in Securities - See Management Discussion

3.  Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5.  Other Materially Important Events - See Management's
         Discussion

6. No reports or Exhibits on Form 8-K have been filed during the quarter.