Form 10-Q
period 1999-01-31
CONOLOG CORP
filed 1999-03-12
CIK 23503

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 1999

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

Common Stock, par value $1.00 per share; 4,257,773 shares outstanding as of March 8, 1999 (inclusive of Treasury Stock).









                                      Conolog Corporation
							BALANCE SHEETS
					  January 31, 1999   July 31, 1998

ASSETS					(Unaudited)	     (Audited)

Current Assets:

	Cash					$    969,185    $1,108,581
	Accounts Receivable, less
        allowances of $6,000 	           338,151	  44,477
	Inventories				   3,331,752     3,210,268
	Other Current Assets			43,776	  36,347
						------------    ----------
	   Total Current Assets		$  4,682,864    $4,399,673

	Property, Plant and Equipment	      94,932	 409,988
	less accumulated depreciation
      of $1,581,003 and $1,944,822
      respectively

	Goodwill				     148,018	       0
      Other Assets			       8,545	   9,803
						------------   -----------
		Total Assets	      $  4,934,359    $4,819,464
						============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

	Accounts Payable			      35,232	  60,845
	Accrued Payroll				85,815	  30,950
	Other Accrued Expenses		      64,419	 115,337
	         				------------    ----------
	   Total Current Liabilities	$    185,466    $  207,132
						------------    ----------



















                                         CONOLOG CORPORATION
                                            BALANCE SHEETS

					     January 31, 1999    July 31, 1998

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding	           77,500		    77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares	              597	             597

   Common Stock; par value $1.00;
   20,000,000 shares authorized;
   issued 4,257,773 shares, including
   8,776 shares held in Treasury	  4,257,773	       3,724,773

   Contributed Capital	              9,478,743	       9,643,215

   Retained Earnings (Deficit)	 (8,933,986)	(8,702,019)

   Treasury Shares at Cost	         (131,734)        (131,734)
						------------	-----------
	 Total Stockholders' Equity 	$ 4,748,893	     $ 4,612,332

	 Total Liabilities and
	   Stockholders' Equity		$ 4,934,359	     $ 4,819,464
                                     ===========      ===========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




















                           CONOLOG CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

		         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
   					JANUARY 31,				JANUARY 31,
    	                    1999	   1998		  1999	   1998
REVENUES     		$589,328	$240,290		$ 908,677	$353,617

COSTS OF GOODS SOLD	 594,284	  51,169		  876,432	 164,696
				---------	---------		----------	---------
GROSS MARGIN		  (4,956)	 189,121		   32,245	 188,921

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES	 	 503,742	 200,009		  672,905	 358,516
				---------	---------		----------	---------
OPERATING INCOME
  /(LOSS)			(508,698)	 (10,888)		 (640,660)	(169,595)

OTHER INCOME-GAIN ON
    SALE OF BLDG.		       0		 0		  413,789          0

INTEREST EXPENSE		       0	   9,097		        0     22,447
				---------	---------		----------	---------
INCOME/(LOSS) BEFORE
     TAXES			(508,698)	 (19,985)		 (226,871)   (192,042)

PROVISION FOR TAXES	   1,640	   1,119		    2,960	   2,260
				---------	---------		----------	---------
NET INCOME/(LOSS)	     $(510,338)	$(21,104)		$(229,831)  $(194,302)
				=========  ==========		==========	=========

EARNINGS/(LOSS) PER SHARE  $(.12)	   $ .00		    $(.05)	   $(.06)
				=========	=========		==========	=========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS















                           CONOLOG CORPORATION
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
								  FOR THE SIX MONTHS
						   	  	   ENDED JANUARY 31,
                                                  1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)				        $ (229,831)	$(194,302)
Adjustments to Net Income to Reconcile to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization		      14,907	   28,576
   Gain on Sale of Building			    (413,789)             0
   (Increase)/Decrease in Accounts Receivable (293,674)	   (7,028)
   (Increase)/Decrease in Inventories	    (121,484)      (287,938)
   (Increase)/Decrease in Other Current Assets
   					  	            (6,171)	   (7,940)
   (Increase)/Decrease in Deferred Offering
     Costs					                 0        113,813
   Increase/(Decrease) in Accounts Payable     (25,613)      (115,159)
   Increase/(Decrease) in Accrued Expenses
   	and other liabilities		             3,947	  (85,755)
							    ---------	 ---------
   Net Cash Provided/(Used) in Operating
	     Activities				  (1,071,708)      (555,733)
							  -----------	 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Equipment			      (7,286)	  (26,824)
   Sale of Property & Plant			     720,060	        0
   Purchase of Assets of Atlas Design	    (146,900)		  0
							  -----------	 ---------
   Net Cash Provided/(Used) in Investing
	Activities					     565,874	  (26,824)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Change in Capital Lease Obligations            0	   (3,802)
	Issuance of Common Stock		     533,000	        0
	Contributed Capital			    (164,472)     2,014,660
	Dividends					      (2,090)        (2,090)
							  -----------	---------
	Net Cash Provided/(Used) by Financing
		Activities				     366,438	1,615,533
							   ----------     ---------
NET INCREASE/(DECREASE) IN CASH		   $(139,396)    $1,032,976

CASH AT BEGINNING OF YEAR		    	   1,108,581	  503,217
							  ----------     -----------
CASH AT END OF PERIOD				    $969,185     $1,536,193
							  ==========     ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
	Interest					 $        0	     $   22,447
	Income Taxes				      2,960		    2,260


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


CONOLOG CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - Computation of Earnings Per Share:
		For the Six Months Ended
							      January 31,
							   1999	  1998
Weighted Average Number of Shares
     Outstanding:					4,257,773	2,892,577

COMMON STOCK
     Reserve for Conversion:
          Series A Preferred Stock* 155,000
          Series B Preferred Stock (1 to 20
      	conversion factor)			  0	        0
          Common Stock Equivalents
          (Warrants)**	   		      5,135,750	5,135,750
							---------	---------
Total							9,393,523	8,028,327

Gain/(Loss) Per Share:
          Total Gain/(Loss)			$(229,831)	$(194,302)
          Pro-rata Dividends on Preferred
          Stock Series A & B		          2,090	    2,090
							----------	----------
          Net Gain/(Loss) available for
          Common Stock			      $(231,921)	$(196,392)
							----------	----------
Average Number of Shares of Common Stock	4,257,773	2,892,577
							==========	==========
Primary Gain/(Loss) Per Share			   $ (.05)	   $ (.06)
							==========	==========

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






NOTE 2 - Sale/Leaseback of Building

In September 1998, the Company completed a sale/leaseback of its manufacturing facility. This enabled the Company to significantly reduce operating costs and increases the working capital. This resulted in $717,000 net proceeds to the Company. The transaction also provided for a three-year rent-free lease to the Company of approximately 38% of the total space.

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


NOTE 4 - Taxes

At January 31, 1999 the Company has a net operating loss carry forward of approximately $4,710,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $253,276 of the carry forward expires in 2008, $1,232,010 expires in 2009, $957,538 expires in 2010, $550,752 expires in 2012 and $1,716,424 in
2013. For state purposes the carry forward is approximately $3,863,000; $706,241 expires in 2001, $897,997 expires in 2002, $542,540 in 2004 and
$1,716,222 in 2005. Also, at January 31, 1999 the Company has unused tax credits of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

The above net operating loss created a deferred tax asset that has been fully reserved. The amount is approximately $2,000,000.

At January 31, 1999 no deferred income taxes have been provided for per SFAS No. 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses and tax credit carry forwards will not be absorbed by future taxable income.












RECENT DEVELOPMENTS

     On December 22, 1998, the Company entered into an Option Agreement with CLOG Corporation. Under the Option Agreement the Company granted CLOG an option to purchase the Company's convertible debentures having an aggregate amount of up to $2,000,000.

     Each convertible debenture will carry interest at a rate of 8% per annum and become due 12 months from the date of such note. At maturity, the Company has the option to pay each Debenture, together with all accrued interest thereon, or by issuing shares of a new Series C Preferred Stock (the "Series C Preferred") having a value of $5.00 per share for purposes of such repayment.

     Holders of shares of Series C Preferred Stock shall have the right to convert their shares of Series C Preferred Stock into shares of the Common Stock of the Corporation at the rate of one share of common stock for each share of Series C Preferred.

     The Series C Preferred will be non-voting and carry cumulative dividends of 8% per annum and would be payable by the issuance of shares of Common Stock valued at $5.00 per share up to a maximum of 2,000,000 shares. The Series C Preferred will be convertible into common stock at the rate of one share of common stock for each share of Series C Preferred and a liquidating preference of $5.00 per share.

     The Company will use its best efforts to file a registration statement with the Securities and Exchange Commission (the "Commission") covering the 2,857,143 shares of common stock into which the Convertible Debentures are convertible. The Company will use its best efforts to have such registration statement declared effective as soon as possible after the filing thereof, and to keep such registration statement current and effective for a period of one year or until such earlier date as all of the Conversion Shares registered pursuant to such registration statement shall have been sold or otherwise transferred.

Potential Acquisition

     In February 1999, the Company began negotiations to acquire another placement services business for a total purchase price of $1,625,000, of which $700,000 is payable at the closing and the balance is payable over 2 1/2 years. The transaction is subject to a number of conditions, including completion of due diligence review and the execution of a definitive agreement, which have not yet been satisfied.

Shares of Stock issued to Employees and Consultants

In November 1998, the Company issued 468,000 shares as a bonus to its officers and key employees, of which $81,125 is included in cost of sales and $240,625 in selling, general and administrative expenses.

In December 1998, the Company issued 65,000 shares to various consultants for the performance of various services in the amount of $44,688, which was expensed to selling, general and administrative.

The Company has registered such shares with the SEC.


Amendment to Employment Agreement

During the quarter, an amendment was made to the Employment Agreement between the Company and Robert Benou dated June 1, 1997. The Company will pay Mr. Benou a bonus equal to the amount he would have received had his salary been $190,000 as of June 1, 1998 and will increase annually as provided in the original Employment Agreement.

Potential Litigation

In December 1998, the Company was named in two related litigations pending, one in the United States District Court for the Southern District of New York and the other in Superior Court of New Jersey.
The first of the pending litigations was commenced in 1993. The litigations relate to a dispute concerning real property acquired in 1984. While the property is near real property formerly owned by Conolog, Conolog was not a party to that transaction. The claim made against Conolog alleges that Conolog contributed to environmental contamination of the property acquired in 1984. The litigation is in its early stages, insofar as Conolog is concerned. However, the Company believes that it has no liability and intends to vigorously defend itself.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

				    For the three months	For the six months
					Ended January 31,		  Ended January 31,

                            1999		1998           1999	  1998

Revenues		       $  589,328    $  240,290	$908,677   $353,617
Costs and Expenses	 (1,099,666)     (261,394)  (1,552,297)  (547,919)
Other Income		          0             0      413,789          0
			       ----------	    ---------    ---------    -------
Net Income/(Loss)
   after Taxes, before	 $ (510,338)   $ ( 21,104)  $(229,831)  $(194,302)
    extraordinary item	 ===========   ===========  ==========  ==========
















QUARTER ENDED JANUARY 31, 1999

Revenues for the quarter ended January 31, 1999 totaled $589,328, representing an increase of 245% or $349,038 from $240,290 reported for the same quarter a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company the assets of which were purchased in September 1998.

Gross margin for the quarter totaled $(4,956) representing 0% of revenues as compared to $189,121 or 78% of revenues for the quarter ended January 31, 1998. The decrease in gross margin is mostly due to less costs being capitalized towards the PTR1500 project and $81,125 of stock bonus to certain employees.

Selling, general and administrative expenses increased from $200,009 to $503,742 for the quarter, representing an increase of $303,733 as compared to 1998. This increase is attributable to the addition of a Director of Acquisitions and Mergers in March 1998, as well as increased consulting fees attributable to the purchase of Atlas Design. Also, $240,625 of stock bonuses were issued to certain employees during the quarter.

Interest expense decreased from $9,097 to $0 for the quarter ended January 31, 1999 over the same period of 1998 due to the repayment of debts of the Company.

As a result of the foregoing, the Company reported a net loss of $510,338, or $(.12) per share for the quarter compared to a net loss of $(21,104) or $0.00 per share.

SIX MONTHS ENDED JANUARY 31, 1999

Revenues for the six months ended January 31, 1999 totaled $908,677, representing an increase of 256% or $555,060 from $353,617 reported for the same period a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company, the assets of which were purchased in September 1998.

Gross margin for the six months totaled $32,245 representing 3% of revenues as compared to $188,921 or 53% of revenues for the six months ended January 31, 1998. The decrease in gross margin is mostly due to less costs being capitalized towards the PTR1500 project and the issuance of stock to certain employees.

Selling, general and administrative expenses increased from $358,516 to $672,905 for the six months, representing an increase of $314,389 as compared to 1998. This increase in attributable to compensation that was paid to certain consultants in connection with the acquisition of Atlas Design and stock bonuses paid to employees and consultants.

Interest expense decreased from $22,447 to $0 for the six months ended January 31, 1999 over the same period of 1998 due to the repayment of debts of the Company.

The sale of the building contributed a net gain of $413,789 as other income.

As a result of the foregoing, the Company reported a net loss of $229,831, or $(.05) per share for the six months compared to a net loss of $194,302 or $(.06) per share.

LIQUIDITY AND FINANCIAL CONDITION

Inventories increased $121,484 from July 31, 1998 attributable to the PTR-1500 Series product.

Accounts Receivable increased $293,674 to $338,151 reflecting higher sales for the period.

Working Capital at January 31, 1999 was $4,497,398 compared to $4,192,541 at July 31, 1998. This is primarily attributed to the sale of the Company's building.

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

As of January 31, 1999 the Registrant's backlog of orders stands at $1.4 million, a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

In February 1999, the Company completed tests of its first production units for non-GE frequencies. The successful completion of the Company's PTR1500 tone protection testing, for the standard frequencies, permits the Company to introduce the first production units to US and Canadian West Coast utilities ahead of schedule. The Company plans to introduce the PTR1500 to other utilities across the US and Canada.

STATEMENT REGARDING PRESENT OPERATIONS

There was no material change in the nature of the operations of Registrant during the three months ended January 31, 1999 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1998.



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

1.  Legal Proceedings - See Recent Developments

2.  Changes in Securities - See Management Discussion

3.  Defaults upon Senior Securities - None

4.  Submission of Matters to a Vote of Security Holders - None

5.  Other Materially Important Events - See Management's
         Discussion

6. No reports or Exhibits on Form 8-K have been filed during the quarter.

































				SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-Q and has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Somerville, State of New Jersey, on this 12th day of March, 1999.

						CONOLOG CORPORATION

						By /s/ Robert S. Benou

							  Robert S Benou
							 President and Chief
							  Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this 10-Q has been signed below by the following persons in the capacities and on the dates indicated.


Date:  March 12, 1999			/s/ Robert S. Benou

							Robert S. Benou
							   President,
							Chief Executive Officer
							  and Director

Date:  March 12, 1999			/s/ Arpad J. Havasy

							  Arpad J. Havasy
							Executive Vice President,
							Secretary, Treasurer and
								Director

Date:  March 12, 1999			/s/ Marc R. Benou

							  Marc R. Benou
							Vice President, Assistant
							Secretary and Director

Date:  March 12, 1999			/s/ Louis S. Massad

							  Louis S. Massad
								Director

Date:  March 12, 1999			/s/ Edward J. Rielly

							  Edward J. Rielly
								  Director
1

13