Form 10-Q
period 1999-04-30
CONOLOG CORP
filed 1999-06-14
CIK 23503

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

Common Stock, par value $1.00 per share; 4,357,773 shares outstanding as of June 8, 1999 (inclusive of Treasury Stock).









                                      Conolog Corporation
							BALANCE SHEETS
					      April 30, 1999   July 31, 1998

ASSETS					(Unaudited)	     (Audited)

Current Assets:

	Cash					$    889,005    $1,108,581
	Accounts Receivable, less
        allowances of $6,000 	           556,041	  44,477
	Inventories				   3,316,465     3,210,268
	Other Current Assets		     122,938	  36,347
						------------    ----------
	   Total Current Assets		$  4,884,449    $4,399,673

	Property, Plant and Equipment	      89,339	 409,988
	less accumulated depreciation
      of $1,588,663 and $1,944,822
      respectively

	Goodwill				     136,075	       0
      Other Assets			      13,326	   9,803
						------------   -----------
		Total Assets	      $  5,123,189    $4,819,464
						============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

	Accounts Payable			      63,342	  60,845
	Accrued Payroll				68,242	  30,950
	Other Accrued Expenses		      82,463	 115,337
	         				------------    ----------
	   Total Current Liabilities	$    214,047    $  207,132
						------------    ----------



















                                         CONOLOG CORPORATION
                                            BALANCE SHEETS

					         April 30, 1999    July 31, 1998

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding	           77,500		    77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares	              597	             597

   Common Stock; par value $1.00;
   20,000,000 shares authorized;
   issued 4,357,773 shares, including
   8,776 shares held in Treasury	  4,357,773	       3,724,773

   Contributed Capital	              9,448,537        9,643,215

   Retained Earnings (Deficit)	 (8,843,531)	(8,702,019)

   Treasury Shares at Cost	         (131,734)        (131,734)
						------------	-----------
	 Total Stockholders' Equity 	$ 4,909,142	     $ 4,612,332

	 Total Liabilities and
	   Stockholders' Equity		$ 5,123,189	     $ 4,819,464
                                    ============      ===========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




















                           CONOLOG CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

		         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
   					  APRIL 30,				  APRIL 30,
    	                    1999	   1998		  1999	   1998
REVENUES     		$924,476	$276,071	    $ 1,833,153	$629,688

COSTS OF GOODS SOLD	 627,086	  50,353		1,503,518	 215,049
				---------	---------		----------	---------
GROSS MARGIN		 297,390	 225,718		  329,635	 414,639

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES	 	 205,891	 194,433		  878,796	 552,949
				---------	---------		----------	---------
OPERATING INCOME
  /(LOSS)			  91,499	  31,285		 (549,161)	(138,310)

OTHER INCOME-GAIN ON
    SALE OF BLDG.		       0		 0		  413,789          0

INTEREST EXPENSE		       0	       12		        0     22,459
				---------	---------		----------	---------
INCOME/(LOSS) BEFORE
     TAXES			  91,499	  31,273		 (135,372)   (160,769)

PROVISION FOR TAXES	       0	   2,142		    2,960	     4,402
				---------	---------		----------	----------
NET INCOME/(LOSS)	     $  91,499	$ 29,131		$(138,332)  $(165,171)
				=========  ==========		==========	===========

EARNINGS/(LOSS) PER SHARE  $.02	   $ .00		    $(.03)	   $(.04)
				=========	=========		==========	=========






SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS














                           CONOLOG CORPORATION
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
								  FOR THE NINE MONTHS
						   	  	   ENDED APRIL 30,
                                                  1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)				        $ (138,332)	$(165,171)
Adjustments to Net Income to Reconcile to
 Net Cash Provided by Operating Activities:
   Depreciation and amortization		      36,540	   42,864
   Gain on Sale of Building			    (413,789)             0
   (Increase)/Decrease in Accounts Receivable (511,564)	  (28,206)
   (Increase)/Decrease in Inventories	    (106,197)      (503,155)
   (Increase)/Decrease in Other Current Assets
   					  	           (86,591)	   (4,627)
   (Increase)/Decrease in Deferred Offering
     Costs					                 0        113,813
   Increase/(Decrease) in Accounts Payable      (2,497)      (126,208)
   Increase/(Decrease) in Accrued Expenses
   	and other liabilities		             4,418	  (82,637)
							    ---------	 ---------
   Net Cash Provided/(Used) in Operating
	     Activities				  (1,218,012)      (753,327)
							  -----------	 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Equipment			      (9,911)	  (64,421)
   Sale of Property & Plant			     720,060	        0
   Purchase of Assets of Atlas Design	    (146,900)		  0
							  -----------	 ---------
   Net Cash Provided/(Used) in Investing
	Activities					     563,249	  (64,421)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Change in Capital Lease Obligations            0	   (3,802)
	Issuance of Common Stock		     633,000	  882,598
	Contributed Capital			    (194,678)     1,945,065
	Dividends					      (3,135)        (3,135)
	Bridge Loan (Repayments)			     0       (200,000)
	Repayments to Investors				     0       (916,235)
							  -----------	---------
	Net Cash Provided/(Used) by Financing
		Activities				     435,187	1,704,491
							   ----------     ---------
NET INCREASE/(DECREASE) IN CASH		   $(219,576)    $  886,743

CASH AT BEGINNING OF YEAR		    	   1,108,581	  503,217
							  ----------     -----------
CASH AT END OF PERIOD				    $889,005     $1,389,960
							  ==========     ===========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
	Interest					$        0	     $       12
	Income Taxes				     2,960		    2,142

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


CONOLOG CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - Computation of Earnings Per Share:
		For the Nine Months Ended
							      April 30,
							   1999	  1998
Weighted Average Number of Shares
     Outstanding:					4,357,773	3,544,773

COMMON STOCK
     Reserve for Conversion:
          Series A Preferred Stock* 155,000
          Series B Preferred Stock (1 to 20
      	conversion factor)			  0	        0
          Common Stock Equivalents
          (Warrants)**	   		      5,135,750	5,135,750
							---------	---------
Total							9,493,523	8,680,523

Gain/(Loss) Per Share:
          Total Gain/(Loss)			$(138,332)	$(165,171)
          Pro-rata Dividends on Preferred
          Stock Series A & B		          3,135	    3,135
							----------	----------
          Net Gain/(Loss) available for
          Common Stock			      $(141,467)	$(168,306)
							----------	----------
Average Number of Shares of Common Stock	4,357,773	3,544,773
							==========	==========
Primary Gain/(Loss) Per Share			   $ (.03)	   $ (.04)
							==========	==========

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

NOTE 3 - Purchase of Atlas Design

     In September 1998, the Company completed the acquisition of the assets of Atlas Design, Inc. for $145,000 in cash. Atlas Design provides short and long term qualified engineering and technical staff to the country's leading companies as well as human resource consulting. Atlas Design's integration with the Company provides a pool of project engineering leaders and software designers in support of the Company's longer term contracts including the GE PTR-1500 series.

     Both the sale of the building and the acquisition of Atlas Design, Inc. is in line with the Company's expansion plan through acquisitions, mergers and GE software support.


NOTE 4 - Taxes

     At April 30, 1999 the Company has a net operating loss carry forward of approximately $4,710,000 for tax purposes which is available to offset future Federal taxable income. For Federal purposes, $253,276 of the carry forward expires in 2008, $1,232,010 expires in 2009, $957,538 expires in 2010, $550,752 expires in 2012 and $1,716,424 in
2013. For state purposes the carry forward is approximately $3,863,000; $706,241 expires in 2001, $897,997 expires in 2002, $542,540 in 2004 and
$1,716,222 in 2005. Also, at April 30, 1999 the Company has unused tax credits of approximately $103,300 of which $12,100 expires in 2000, $26,300 in 2001 and $64,900 in 2002.

     The above net operating loss created a deferred tax asset that has been fully reserved. The amount is approximately $2,000,000.

     At April 30, 1999 no deferred income taxes have been provided for per SFAS No. 109 - Accounting for Income Taxes since management estimated that temporary differences due to operating losses and tax credit carry forwards will not be absorbed by future taxable income.


RECENT DEVELOPMENTS

     The Company and CLOG LLC have entered into an Option Agreement, dated as of December 22, 1998, which was amended and restated as of May 5, 1999 (the "Option Agreement"). Pursuant to the Option Agreement, the Company has granted an option to CLOG to purchase convertible debentures of the Company having an aggregate principal amount of up to $2,000,000. CLOG's option may be exercised at any time prior to December 31, 1999, subject to shareholder approval of the Option Agreement.


     Each convertible debenture is convertible into common stock of the Company at a conversion rate of $1.00 per share, the fair market value of the common stock on the date of the Option Agreement. If CLOG were to exercise its option for all $2,000,000 of convertible debentures, it would have the right to convert those notes into 2,000,000 shares of common stock. The Option Agreement provides that the voting power of any Conversion
Shares owned by CLOG will be voted in the same manner as shares voted by all other shareholders of the Company.

     Each convertible debenture will bear interest at the rate of 8% per annum and will be due 12 months from the date such debenture is issued, subject to acceleration under certain circumstances. At maturity, except with respect to the initial $200,000 loaned, the Company will have the option to pay each debenture, together with all accrued interest thereon, by issuing shares of a new Series C preferred stock having a value of $5.00 per share for purposes of such repayment.

     The Series C preferred will be non-voting and carry a cumulative dividend of 8% per annum, which may be payable by the issuance of shares of common stock valued at $5.00 per share. The Series C preferred will be convertible into common stock at the rate of one share of common stock for each share of Series C preferred and have a liquidating preference of $5.00 per share. The Series C preferred may be redeemed by the Company at any time by paying $5.00 in cash therefor.

     Pursuant to the Option Agreement, the Company filed a Registration Statement with the Securities and Exchange Commission (the "Commission") covering the resale of the 2,000,000 shares of common stock into which the convertible debentures are convertible. Such Registration Statement was declared effective by the Commission on April 12, 1999. The Company will take appropriate measures to update the Registration Statement and the Prospectus to reflect the results of the shareholder vote on this proposal after its Annual Meeting of Shareholders to be held June 17, 1999.

     The Company and The Nybor Group Inc. have entered into a Consulting Agreement, dated as of December 22, 1998, which was amended and restated as of May 5, 1999 (the "Consulting Agreement"). Pursuant to the Consulting Agreement (the effectiveness of which is subject to shareholder approval), Nybor has agreed to provide the services of its President, Warren Schreiber, to the Company for management consulting and financial consulting purposes through December 31, 2004. Mr. Schreiber also serves as the managing member of CLOG LLC. As compensation, Nybor will receive 1,057,143 shares of common stock.

     The Consulting Agreement provides that the voting power of the Consulting Shares owned by Nybor will be voted in the same manner as shares voted by the other shareholders (as discussed above).

     The Registration Statement discussed above also covered the resale of the shares issuable pursuant to the Consulting Agreement.






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

     In March 1999, 100,000 shares were issued upon exercise of Options granted to certain key employees under the Conolog Corporation 1995/1996 Stock Option Plan (the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section
422A of the Internal Revenue code (the "Code") or nonqualified stock options. Under the Option Plan, a Stock Option Committee (the "Option Committee") of the Board of Directors is authorized to grant options to purchase up to 200,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the Option Plan and designates the optionee's, the type of options to be granted (i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.

     Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed.
The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common
Stock as determined by the Option Committee on the date of the grant.
All incentive stock options under the Option Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each option must be exercised, if at all, within ten (10) years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become excercisable for the first time in a single calendar year. All incentive stock options must be exercised by an option within three (3) months after termination of the optionee's employment, unless such termination is as a result of death, disability or retirement. In the event an optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of twelve (12) months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of twenty four (24) months following such termination.

     Nonqualified stock options under the Option Plan are generally subject to the same rules as discussed above. Nonqualified stock options may, however, also be granted to directors and consultants, whether or not such individuals are employees of the Company. The exercise price for nonqualified stock options may not be granted at less that eighty-five percent (85%) of the fair market value of the shares on the date of the grant.


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


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

				    For the three months	For the nine months
					Ended April 30,		  Ended April 30,

                            1999		1998           1999	  1998

Revenues		       $  924,476    $  276,071   $1,833,153   $629,688
Costs and Expenses	   (832,977)     (246,940)  (2,385,274)  (794,859)
Other Income		          0             0      413,789          0
			       ----------	    ---------    ---------    -------
Net Income/(Loss)
   after Taxes, before	 $   91,499   $   29,131   $(138,332)  $(165,171)
    extraordinary item	 ===========   ===========  ==========  ==========


QUARTER ENDED APRIL 30, 1999

     Revenues for the quarter ended April 30, 1999 totaled $924,476, representing an increase of 234.8% or $648,405 from $276,071 reported for the same quarter a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company the assets of which were purchased in September 1998 as well as releases from Surtek and Lockheed Martin.

     Gross margin for the quarter totaled $297,390 representing 32% of revenues as compared to $225,718 or 81.7% of revenues for the quarter ended April 30, 1998. The decrease in gross margin is mostly due to large costs being capitalized towards the PTR1500 project during the quarter ended April 39, 1998 therefor increasing inventory as compared to no capitalized costs and a decrease in inventory for the quarter ended April 30, 1999.

     Selling, general and administrative expenses increased from $194,433 to $205,891 for the quarter, representing an increase of $11,458 as compared to 1998. This increase is attributable to the addition of a Director of Acquisitions and Mergers in March 1998.

     Interest expense decreased from $12 to $0 for the quarter ended April 30, 1999 over the same period of 1998 due to the repayment of debts of the Company.

     As a result of the foregoing, the Company reported net income of $91,499, or $.02 per share for the quarter compared to net income of $29,130 or $0.00 per share.

NINE MONTHS ENDED APRIL 30, 1999

     Revenues for the nine months ended April 30, 1999 totaled $1,833,153, representing an increase of 191.1% or $1,203,465 from $629,688 reported for the same period a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company, the assets of which were purchased in September 1998 as well as releases from several major customers.

     Gross margin for the nine months totaled $329,635 representing 17.9% of revenues as compared to $414,639 or 65.8% of revenues for the nine months ended January 31, 1998. The decrease in gross margin is mostly due to less costs being capitalized towards the PTR1500 project and the issuance of stock to certain employees.

     Selling, general and administrative expenses increased from $552,949 to $878,796 for the nine months, representing an increase of $326,000 as compared to 1998. This increase in attributable to compensation that was paid to certain consultants in connection with the acquisition of Atlas Design and stock bonuses paid to employees and consultants.

     Interest expense decreased from $22,459 to $0 for the nine months ended April 30, 1999 over the same period of 1998 due to the repayment of debts of the Company.

     The sale of the building contributed a net gain of $413,789 as other income.


     As a result of the foregoing, the Company reported a net loss of $138,332, or $(.03) per share for the nine months compared to a net loss of $165,171 or $(.04) per share.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories increased $106,197 from July 31, 1998 attributable to the PTR-1500 Series product.

     Accounts Receivable increased $511,564 to $556,041 reflecting higher sales for the period.

     Working Capital at April 30, 1999 was $4,670,402 compared to $4,192,541 at July 31, 1998. This is primarily attributed to the sale of the Company's building.

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

     As of April 30, 1999 the Registrant's backlog of orders stands at $1.2 million, a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

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

STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the three months ended April 30, 1999 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1998.



FORWARD LOOKING STATEMENTS

     This 10-Q contains certain forward-looking statements. Due to the uncertainties associated with doing business with governmental entities and the release of backlog orders and competition in a business characterized by rapid technologic changes and advances, actual results may differ materially from any such forward looking statements.


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

































				SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-Q and has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Somerville, State of New Jersey, on this 14th day of June, 1999.

						CONOLOG CORPORATION

						By /s/ Robert S. Benou

							  Robert S Benou
							 President and Chief
							  Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this 10-Q has been signed below by the following persons in the capacities and on the dates indicated.


Date:  June 14, 1999			/s/ Robert S. Benou

							Robert S. Benou
							   President,
							Chief Executive Officer
							  and Director

Date:  June 14, 1999			/s/ Arpad J. Havasy

							  Arpad J. Havasy
							Executive Vice President,
							Secretary, Treasurer and
								Director

Date:  June 14, 1999			/s/ Marc R. Benou

							  Marc R. Benou
							Vice President, Assistant
							Secretary and Director

Date:  June 14, 1999			/s/ Louis S. Massad

							  Louis S. Massad
								Director

Date:  June 14, 1999			/s/ Edward J. Rielly

							  Edward J. Rielly
								  Director
1

14