Form 10-K
period 1999-07-31
CONOLOG CORP
filed 1999-10-28
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 X 	Annual  Report Pursuant to Section 13  or  15(d)  of  the Securities
	Exchange Act of 1934
      For the fiscal year ended July 31, 1999 (No Fee Required)

   	Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 	1934 for the transition period
        from        to         (No Fee Required)

Commission File Number: 0-8174
CONOLOG CORPORATION
(Exact name of registrant as specified in its charter)
DELAWARE                                         52-0853566
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

5 Columbia Road, Somerville, NJ                    08876
(Address of principal executive office)           (Zip code)

 Issuer's telephone number, including area code: (908) 722-8081
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange in which registered
Common Stock, $0.01 par value                    NASDAQ SmallCap Market
Redeemable Class A Warrants                      NASDAQ SmallCap Market

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $1.00 on October 26, 1999 was $6,209,409

The number of shares outstanding of the Registrant's common stock outstanding as of October 26, 1999 was 6,209,409

DOCUMENTS INCORPORATED BY REFERENCE












FORM 10-K

JULY 31, 1999

TABLE OF CONTENTS

PART I
Item 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  22

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  22

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .  23

Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . .  24

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . . .  25

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .  28

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .   28

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS. . . . . . . . . . . . . . . . . 29

Item 11. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT. . . . . .  31

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .  33

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .  34

PART IV
Item 14. EXHIBITS AND REPORTS. . . . . . . . . . . . . . . . . . . . .  34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38








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


     During 1987, the Company made the strategic decision to redirect the Company's focus from military to commercial markets. Since that time, the Company has refocused on manufacturing and marketing its products for the commercial marketplace rather than depend on the military and defense-related markets. The effort has included the introduction of new products, the redesign of
existing   products  and  increased  advertising  and   marketing
efforts,  as  permitted by its limited financial resources.   The
percentage of revenues attributed to products manufactured for use in commercial applications increased from approximately 4% of sales in 1981 ($171,000) to approximately 82% of sales in 1998 ($616,752). The decision to embark on this program entailed a major design effort, including the coordination of outside engineering consultants to develop a complete line of products aimed at the Company s target markets. The primary emphasis was on products for electric utilities, co-generation of power, gas and water companies, traffic control for departments of transport
(DOT) and airports utilizing DSP (Digital Signal Processing) technology. Commercial product sales in 1999 were approximately 24% ($580,000)

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


     In February 1999 Conolog completed field testing of its PTR1500 and introduction of unit to US and Canadian utilities. In March 1999 GE advised Conolog that it has sold its Power Line Business to the Trench Group in Canada; which has been in negotiations with Conolog to enter into a potential purchase and sales agreement. Conolog has received an initial $200,000 order for PTR1500 units from Boston Edison Energy Company.

     Due to the end of the cold war and the downsizing of the American military, the Company experienced unexpected sharp reductions of military contracts in fiscal 1993 (the Company's fiscal year ends on July 31) resulting in a 50% decline in the Company's sales for that year, down to $1,486,298 from $2,997,308 in fiscal 1992. The sales of new products could not replace the decrease in military sales. The Company, however, continued to pursue sales as aggressively as its available resources would permit. Sales for the Fiscal year ended July 31, 1996 were $1,924,466 as compared to $2,090,933 for the year ended July 31, 1995. Sales in fiscal 1997 totaled $1,123,390, a 42% decrease from $1,924,466 for the same period in 1996, and sales for the year ended July 31, 1998 were $746,420, a 33.5% decrease for the same period of 1997. Military sales for fiscal year ended July 31, 1999 were $118,042, an 85% decrease.

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

     Revenues from the Company's military product sales represented approximately 14%, 5.6% and 1% of sales of the Company in fiscal 1997, 1998 and 1999 respectively, reflecting the Company's emphasis on commercial sales and markets and other business strategies.

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

B) Commercial "INIVEN" Sales and Products

     "INIVEN" equipment is designed around four (4) core product groups:

          (1)  PTR Teleprotection Series
               (Protective  Tone Relaying Communications Terminal,
                which includes the PTR-1000 and the PTR-1500.
          (2)  Audio Tone & Telemetry Equipment
               (Audio   Tone  Control,  Telemetering   and   Data
               Transmission Systems), which includes Series "98", "68", "40" and "GEN-1".
          (3)  Multiplex Supervisory Control System
          (4) Communication Link Multihead Fiber Optic Couplers and Industrial Grade 1200 Baud Modems.

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

      The PTR-1500, is a quad system and performs as 2 duals or 4 singles with many unique features such as multiple line operation, event recording with date stamp with optional analog or digital transmission modes including optic fiber interface.

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

     According  to  McGraw-Hill, Inc. Electrical World  (Electric
Utilities  of  the  United States), in the United  States  alone,
there  are over 500 large entities generating electricity.   They
are:

    Investor-owned
    Municipal Systems
    Cooperative Systems
    Federal, State and District systems.



     To date , the Company has sold and delivered approximately 1200 PTR-1000 sets to 15 utilities and 5 municipalities, most of which are installed and in service.

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

Recent Developments

      In February 1999 Conolog completed field testing of its PTR1500 and introduction of units to US and Canadian utilities. In March 1999, GE advised Conolog that it has sold its Power Line Business to Trench Group in Canada; which has been in negotiations with Conolog to enter into a potential pruchase and sales agreement. Conolog has received an initial $200,000 order for PTR1500 units from the Boston Edison
Energy Company.



     The Company's new INIVEN Multiplexer  was tested  for 2 way radio
operation to  provide  8  analog  and 16 status    functions  bi-
directionally at a single site. The Company introduced this radio link product line in the second half of 1998.

     In September 1998, the Company completed the sale of its building resulting in $717,000 net proceeds to the Company. The transaction also provided for a three year rent-free lease to the Company of approximately 38% of the total space.

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

     The Company and CLOG LLC have entered into an Option Agreement, dated as of December 22, 1998, which was amended and restated as of May 5, 1999 (the "Option Agreement"). Pursuant to the Option Agreement, the Company has granted an option to CLOG to purchase convertible debentures of the Company having an aggregate principal amount of up to $2,000,000. CLOG's option may be exercised at any time prior to December 31, 1999.

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

     Each convertible debenture bears interest at the rate of 8% per annum and will be due 12 months from the date such debenture is issued, subject to acceleration under certain circumstances. At maturity, except with respect to the initial $200,000 loaned, the Company will have the option to pay each debenture, together with all accrued interest thereon, by issuing shares of a new Series C preferred stock having a value of $5.00 per share for purposes of such repayment.

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

     The Company and The Nybor Group Inc. have entered into a Consulting Agreement, dated as of December 22, 1998, which was amended and restated as of May 5, 1999 (the "Consulting Agreement"). Pursuant to the Consulting Agreement, Nybor has agreed to provide the services of its President, Warren Schreiber, to the Company for management consulting and financial consulting Purposes through December 31, 2004. Mr. Schreiber also serves as the managing member of CLOG LLC. As compensation, Nybor received 1,057,143 shares of common stock.

     The Consulting Agreement provides that the voting power of the Consulting Shares owned by Nybor will be voted in the same manner as shares voted by the other shareholders (as discussed above).

     The Registration Statement discussed above also covered the resale of the shares issuable pursuant to the Consulting Agreement.

Shares of Stock issued to Employees and Consultants

	In September 1998, the Company issued 25,000 shares of common stock to a consultant at a value of $15,500.

     In November 1998, the Company issued 468,000 shares as a bonus to its officers and key employees, of which $110,272 is included in cost of sales and $313,853 in selling, general and administrative expenses.

     In December 1998, the Company issued 60,000 shares to various consultants for the performance of various services in the amount of $58,084, which was expensed to selling, general and administrative.

     The Company has registered such shares with the SEC.

     In March 1999, 105,000 shares were issued upon exercise of Options granted to certain key employees under the Conolog Corporation 1995/1996 Stock Option Plan (the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section
422A of the Internal Revenue code (the "Code") or nonqualified stock options. Under the Option Plan, a Stock Option Committee (the "Option Committee") of the Board of Directors is authorized to grant options to purchase up to 200,000 shares of stock to key employees, officers, directors and consultants of the Company. The Option Committee administers the Option Plan and designates the optionee's, the type of options to be granted (i.e., nonqualified or incentive stock options), the number of shares subject to the options, and the terms and conditions of each option. The terms and conditions include the exercise price, date of grant, and date of exercise of each option. An employee may, at the discretion of the Option Committee, be permitted to exercise an option and make payment by giving a personal note.




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

     COMMERCIAL -  The  Company  markets the PTR-1000, PTR-1500 and all of its INIVEN products by means of Company Sales personnel,
through  independent   manufacturers representatives, and through
distributors, focusing mainly on the largest utilities and co-
generators.   In the United States alone there are over 500
large  entities  generating  electricity which are identified as investor-owned, municipal systems, cooperative systems  and
federal,  state and district  systems.   The Company intends
to expand its sales efforts and expand sales tointernational markets. The Company markets its Gen-1 and Gen-1 Programmable Series, as well as its "98" Series, "68" Series and "40"
Series, in the same way as the PTR-1000 except that the manufacturers representatives used by the Company specialize in selling to the diverse markets that utilize such products.



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


Largest Customers

     Sales to the Company's major customers during fiscal 1999 (Schering Plough Corporation, Newark Beth Israel Hospital and
Lockheed Martin) totaled $1,029,935 (41% of all sales). Sales to the Company's major customer in 1998
(Bonneville Power Company) totaled $205,868 (27.5% of all sales).
Sales to the Company's two major customers during fiscal 1997
(General Electric and Bonneville Power Authority) totaled $255,500 and $200,000 respectively (22.7% and 17.8%, respectively of all sales). None of such customers has or had any material relationship other than business with the Company.


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

     During fiscal 1999, the Company wrote off $36,313 of its inventory as obsolete.


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

     In September 1998 the Company sold its facility and is leasing back approximately 38% of the total space of the building in a three year prepaid lease.


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




Research and Development

 New Products

     Prior to fiscal 1997, amounts expended by the Company in
recent years  for  research  and development activities have  not
been   material.  During fiscal 1997-98, the Company invested
approximately  $1 million for the design and development of the
PTR 1500. During fiscal 1998-99 the Company invested approximately $30,000 to complete the accessory modules of the PTR-1500 and extend the range of its Multiplexer products. The Company completed the PTR-1000 series option modules and the standard modules of the PTR1500 QUAD series introducing the first prototype in May 1998 and completed field testing in February 1999.  In March 1999 GE advised Conolog that it has sold its Power Line Business to the
Trench Group in Canada; which has been in negotiations with
Conolog to enter into a potential purchase and sales agreement.
In September 1999 Conolog received an initial order for PTR1500 equipment from Boston Edison Energy Company valued at $200,000.
    During 1996,  the Company invested  financial  resources  to design  a fiber optic  digitizer  and a 1200  baud modem  to  be
sold separately or jointly with INIVEN products.    This product
enables the Company's INIVEN products to transmit directly onto fiber optic cables, and opens a new market for the Company's products. The Company intends to add designs that will extend its product capability to handle new data inputs not presently available.
There can be no assurance that the Company will be able to successfully develop and add designs to its products.

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

Backlog

      As  of  July 31,  1999,    the  Company  had  a  backlog  of
approximately $1.6 million. It is anticipated that this backlog will be filled during the balance of calendar year 1999 and the 2000 fiscal year ending July 31, 2000. As of July 31, 1999 and 1998, the Company had a backlog of approximately $1.4 million and $2.9 million respectively.

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


Foreign Sales

     During fiscal 1999, the Company has foreign sales of approximately $160,000. During fiscal 1998 and 1997, the Company did not have any foreign sales. The company had approximately $380,000 in foreign sales to British Columbia Hydro Power Authority, Inc. during fiscal 1996.


Employees

     As of July 31, 1999, the Company employed 20 persons on a full-time basis, including 2 in management, 1 in sales, 1 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 11 in production. The Company has enjoyed good labor relations. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.




Item 2. PROPERTIES

     In September 1998, the Company sold its facility located at 5 Columbia Road, Somerville, New Jersey in a sale/leaseback transaction in which the Company is leasing approximately 38% of the total space in a three year prepaid lease.

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

Item 3. LEGAL PROCEEDINGS

Litigation

     In December 1998, the Company was named in two related litigations pending, one in the United States District Court for the Southern District of New York and the other in Superior Court of New Jersey.
The first of the pending litigations was commenced in 1993. The litigations relate to a dispute concerning real property acquired in 1984. While the property is near real property formerly owned by Conolog, Conolog was not a party to that transaction. The claim made against Conolog alleges that Conolog contributed to environmental contamination of the property acquired in 1984. The New York litigation has been dismissed, although the dismissal is on appeal. The New
Jersey litigation is in its early stages, insofar as Conolog is concerned. However, the Company believes that it has no liability and intends to vigorously defend itself.

     In the third quarter of fiscal 1999, the Company reached an agreement in principle to purchase substantially all the stock or assets of Hallmark Temps, Inc., for use in conjunction with the Company's Atlas Design business. After discussions were terminated withhout an agreement having been reached, Conolog began doing business with an entity owned by a former employee of Hallmark. In October 1999, Hallmark filed a lawsuit in the Superior Court of New Jersey seeking a preliminary injunction and damages against the Company. Hallmark alleges that the Company breached a confidentiality agreement executed by the Company and Hallmark. While the litigation is in a very early stage, the Company believes that it has no liability and intends to vigorously defend itself.

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

        The following table sets forth, for the periods indicated, the high and low prices of the Company's Units (which no longer trade), Common Stock and Warrants traded on the Nasdaq SmallCap Market for 1997, 1998 and the first, second and third quarters of 1999. As of October 26, 1999, the Company's Common Stock was held by approximately 815 shareholders of record.

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



                    Units        Common  Stock        Warrants

             High     Low      High     Low       High     Low
1998
   First
   Quarter    ___     ____      6.00     2.000      2.1875    .4375

   Second
   Quarter    ___     ____      3.875    1.375      1.000     .375

   Third
   Quarter    ___     ____      2.00     0.4375     0.4375    .0625


   Fourth
   Quarter    ___     ____      1.625    0.4375     0.25      .0625


                    Units        Common  Stock        Warrants

             High     Low      High     Low       High     Low


   First
   Quarter    ____    _____	   2.75	.8750	     .4375    .0625

   Second
   Quarter    ____     _____     2.375    1.25       .375     .0625

   Third
   Quarter    ____     _____     1.75      .875       .3125   .125


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


Item 6.  SELECTED FINANCIAL DATA
                       			Year Ended
                      			 July 31,
(in thousands, except 	  1999	      1998 	    1997
per share amounts)

Operations Summary:

Net sales and other   	 $2,555   		$746     $1,123
income

Net income (loss)        (1,043)        (1,765)    (3,810)

Income (loss)
per primary                (.24) 	      (.54)     (2.41)
share

Balance Sheet
Summary:

 Total assets            $6,620	    $4,819     $4,340







Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     In order to summarize the Company's operating results for the past three years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.

Income & Expense Items as          Income &          Percentage
    a Percentage Of Revenues        Expense Items   Increase/Decrease
    From Operations
      For The Years Ended July 31
     1998   1997    1996               1998 to     1997 to     1996 to
                                      1999       1998        1997
    100.0%  100.0% 100.0%   Sales &      254.3%    (33.6%)   (41.6%)
                            other
                            income
     82.4%* 126.0%* 84.2%* Cost of       290.7    (0.5)      (27.9)
                            products
                            sold
     76.5   207.4   182.9   Selling,      26.2   (24.6)     (117.0)
                            general &
                            administrat
                            ive
      0       3.0     7.4   Interest     (95.8)   (72.9)     (38.0)
    161.9   336.5   274.4   Total costs   91.9    (18.5)      29.9
                            & expenses
    (41.5) (236.5) (174.4)  Income        40.9     (9.9)    (338.5)
                            (loss)
                            before
                            taxes
      0       0        .9   Income         0      (98.0)     494.2
                            taxes
                            (credits)
    (41.5)%(236.5)%(175.3)%  Loss before  40.9%   (10.4)%   (339.0)%
                            extraordinary
                            item

* Includes write-offs for obsolete or excess inventory which were $36,313, $410,759, and $28,101 in 1999, 1998, and 1997 respectively.


Results of Operations

1999 Compared to 1998

     Total revenue increased $1,809,237 or 242.39% from $746,420 to $2,555,657 in 1999. This increase was attributable primarily to the acquisition of Atlas Design in September 1998.

     Gross Margins for the years ended July 31, 1999 and 1998 totaled $437,791 and $177,847 representing 17.46% and 25.13% of revenues. Costs of Sales were higher in 1998 than compared to 1998 due mostly to stock compensation given to consultants and employees.

     Selling, General and Administrative expenses increased from $1,548,446 in 1998 to $1,954,742 in 1999 representing an increase of 26.24% or $406,296. This increase is attributable to shares of common stock issued to consultants and employees as compensation.

     Interest expense totaled $945 for the year ended July 31, 1999 compared to $22,447 for the year ended July 31, 1998. This decrease was a result of the debt repayment from proceeds of the Company's Public Offering.

     As a result of the foregoing, the Company reported a net loss of $1,042,919 or $0.24 per share. This compares to a net loss of $1,765,390 or $.54 per share for the same period last year.

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

     Gross Margins, exclusive of inventory adjustments for the years ended July 31, 1998 and 1997 totaled $177,847 and $198,743 representing 29% and 18% of revenues. Gross margins for 1998 were higher than 1997 due to efficiencies in lower operating costs.

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

     Gross Margins, exclusive of inventory adjustments for the years ended July 31, 1997 and 1996 totaled $198,743 & $632,185 representing 15.8% and 32.9% of revenues. Gross margins for 1997 were lower than 1996 due to the lower utilization of the factory in fiscal 1997 over 1996.
     Selling, General and Administrative expenses increased from $946,954 in 1996 to $2,054,630 in 1997 representing an increase of 117%. This increase is the result of the Company issuing 359,500 shares of Common Stock to eight employees, incurring an additional $1,313,750 in salary expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at July 31, 1999 was $4,766,016 compared to $4,192,541 at year ended July 31, 1998. The improvement in the working capital is primarily attributable to higher cash reserves and the sale of the building in September 1998.

     Accounts receivable have increased from $44,477 at year-end July 31, 1998 to $351,881 at July 31, 1998. This increase of $307,404 is the result of the increased sales and related receivables generated by Atlas Design which is primarily engaged in providing engineers and other personnel to major companies.

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


Y2K Issues

     The company contracted a Y2K solution provider to review
its mainframe computer system for Y2K issues and to upgrade the computer system to be Y2K compliant. The upgrade was successfully completed by fiscal year end July 31, 1999. The Company is in the process of contacting all of its major suppliers to request representations that their systems are or will be Y2K compliant.
The Company is in the process of determining the impact, if any, that third parties who are not Y2K compliant may have on its
operations.	The Company has a contingency plan in the event that
any of its third parties are not Y2K compliant.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                            PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                           MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 1999.

NAME AGE          POSITION

Robert S. Benou      65            President and Director

Arpad J. Havasy      63            Executive Vice President,
                                   Secretary, Treasurer and
                                   Director

Louis S. Massad      62            Director

Marc  R.  Benou      32            Vice President,  Assistant
                                   Secretary and Director

Edward J. Rielly     32            Director

Thomas Fogg          64            Vice President-Engineering


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




Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President, the only executive officer whose aggregate remuneration exceeded $100,000 in each of the three Company's fiscal years ended July 31, 1999, 1998 and 1997:


                      Summary Compensation Table

                    Annual Compensation      Long Term Compensation

Name and                             Other Annual
Principal   Fiscal                   Compensation
Position   Year-End  Salary       Bonus (1)        Awards   Payouts

             1999    $190,000        0               0         0
Robert
Benou,
President    1998    $170,000        0               0         0

             1997    $150,000        0               0         0

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

EMPLOYMENT AGREEMENTS

     The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Robert Benou. Under his employment agreement, Mr. Benou will receive an annual base salary of $150,000 for the first year of employment with an increase of $20,000 beginning November 1997. In addition,
Mr. Benou is entitled to an annual bonus equal to 6% of the Company's annual "income before income tax provision" as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such
as  life,   health,  pension,  profit sharing and other plans.

Under the employment agreement, employment terminates upon death or disability of the employee and employee may be terminated by the Company for cause. The company presently has a $1 million life insurance policy on the life of Robert Benou.

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


      Name and             Amount and
      Address  of          Nature of
   Beneficial Owner(1)  Beneficial Ownership       % of Ownership

     Robert S. Benou        253,100                    4.00%

     Arpad J. Havasy         55,000                     .89%

     Marc R. Benou           21,500            	        .00%

     Louis Massad             5,000                     .00%

     Edward J. Rielly         4,500            	        .00%
 All Directors and Officers
 as a Group (5 persons)      339,100                   5.40%

 (1)  The address for these individuals is c/o Conolog
Corporation, 5 Columbia Road, Somerville, New Jersey 08876.





Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

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










                             PART IV
Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)Financial Statements

Balance Sheets as of July 31, 1999 and 1998                      F-2-3

Statements of Operations for the years ended
   July 31, 1999 and 1998  						     F-4

Statements of Stockholders' Equity for the years
   ended July 31, 1999 , 1998 and 1997                           F-5-6

Statements of Cash Flows for the years ended July 31, 1999 and
   1998                                                          F-7-8

Notes to Financial Statements                                    F-9 to-19

Index of Exhibits

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
	Conolog Corporation
	By:
October 28, 1999	/s/ Robert S. Benou
	President, Chief Executive
	Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 28, 1999
	/s/Robert S. Benou
	President, Chief Executive Officer
	and Chairman of the Board

October 28, 1999	/s/Arpad J. Havasy
	Executive Vice President, Secretary,
	Treasurer and Director

October 28, 1999	/s/Marc R. Benou
	Vice President, Assistant Secretary and Director

October 28, 1999	/s/Louis S. Massad
	Director

















				Conolog Corporation and Subsidiary

				Consolidated Financial Statements

						July 31, 1999






















































					Annual Report on Form 10-K

					Item 8, Item 14 (a)(1) and (2)

				    Consolidated Financial Statements

					Year Ended July 31, 1999



				   Conolog Corporation and Subsidiary

					   Somerville, New Jersey
































				Form 10-K - Item 14 (a) (1) and (2)
			Index to the Consolidated Financial Statements
				Conolog Corporation and Subsidiary
						July 31, 1999





											Page

The following consolidated financial statements of the registrant are included in Item 14:

Independent Auditors' Report							F-1

Consolidated Balance Sheets - July 31, 1999 and 1998			F-2 - F-3

Consolidated Statements of Operations - Years Ended July 31,
1999, 1998 and 1997								F-4

Consolidated Statements of Stockholders' Equity (Deficiency) -
Years Ended July 31, 1999, 1998 and 1997					F-5 - F-6

Consolidated Statements of Cash Flows - Years Ended July 31,
1999, 1998 and 1997								F-7 - F-8

Notes to the Consolidated Financial Statements				F-9 - F-19






























					Independent Auditor's Report


To the Board of Directors of
Conolog Corporation and Subsidiary


   We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiary as of July 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and Subsidiary as of July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.


ROSENBERG RICH BAKER BERMAN AND COMPANY

Bridgewater, New Jersey
October 15, 1999







		      	  Conolog Corporation and Subsidiary
					Consolidated Balance Sheets

										July 31,
									1999			1998
Assets

Current Assets

	Cash and equivalents				$ 1,142,572	  	  $ 1,108,581
	Accounts receivable - less allowances
	   of $6,000 in 1999 and 1998			     351,881	       44,477
	Inventories
	   Finished goods					     714,001	      905,939
	   Work-in-process				   1,285,168	    1,205,450
	   Materials and supplies			   1,194,546          1,098,879
								 ------------	   ----------
								   3,193,715	    3,210,268

Other current assets
   Prepaid consulting fees			           103,264			-
   Other current assets				           285,021		 30,531
						             ------------	   ----------
Total Current Assets			               5,076,453	    4,393,857


Property, Plant and Equipment
Land and improvements					          - 		 34,524
Building and improvements				          -	            700,461
Leasehold improvements					     12,478		     	      -
Machinery and equipment				        1,331,800	          1,328,218
Furniture and fixtures				          378,767	            341,607
Computer software						     17,986	              8,601
								 ------------	   ----------
                                                  1,741,031	          2,413,411

Less allowance for depreciation and amortization   1,604,796	    1,997,607
								 ------------	   ----------
                                                     136,235		415,804

Goodwill,net of accumulated amortization of $3,129   140,108			-
Prepaid consulting fees					   1,187,970			-
Other assets							79,658		  9,803
								-------------	   ----------

Total Assets						$  6,620,424	  $ 4,819,464
								=============	 ============
See notes to the consolidated financial statements.

                                                         July 31,

                                                  1999	     	   1998

   Liabilities
Current Liabilities
   Accounts payable					$  49,604	     $  60,845
   Accrued payroll					   34,330	 	  30,950
   Accrued expenses					  175,078		 115,337
   Deferred gain on sale of assets			   51,425			 -
								----------		---------
Total Current Liabilities			        310,437		 207,132


Deferred gain on sale of assets 			   79,658			 -
								----------		---------
Total Liabilities					        390,095		 207,132


Stockholders' Equity
   Preferred Stock, par value $.50; Series A;
     4% cumulative; 162,000 shares authorized;
     155,000 shares issued and outstanding	   77,500		  77,500
   Preferred Stock, par value $.50; Series B;
     $.90 cumulative; 50,000 shares authorized;
     1,197 shares issued and outstanding			597		     597
   Common Stock, par value $0.01 (1999), $1.00
     (1998); 20,000,000 shares authorized;
     issued 5,912,987 shares in 1999 and 3,724,773
     shares in 1998, including 8,813 shares held
     in Treasury 						   59,130	     3,724,773

   Contributed Capital				     15,973,954        9,643,215
   Retained Earnings (Deficit)		     (9,749,118)	    (8,702,019)
   Treasury Shares at Cost			       (131,734)        (131,734)
							    ------------	   ------------
Total Stockholders' Equity				6,230,329	     4,612,332
							    ------------	   ------------

  Total Liabilities and Stockholders' Equity  $ 6,620,424	   $ 4,819,464
							    ============     ============







See notes to the consolidated financial statements.
												F-3




				Conolog Corporation and Subsidiary
				Consolidated Statements of Operations


                                               Year Ended July 31,

                                        1999		  1998	   1997

Revenue					$ 2,508,373	   $   707,805   $  1,116,122
Costs of revenue				  2,070,582	       529,958	    917,379
						------------   ------------   ------------
Gross Profit				    437,791		 177,847	    198,743
						------------   ------------   ------------
Selling, general and administrative	  1,954,742      1,548,446      2,054,630
						------------   ------------   ------------
Loss From Operations		       (1,516,951)    (1,370,599)    (1,855,887)
						------------   ------------   ------------
Other Income (Expense)

   Interest income			     47,284		  38,615	      7,268
   Interest expense				 (945)	 (22,447)	    (82,932)
   Gain on sale of assets		    464,206		 	 -	 	   -
   Write-off of obsolete or
excess inventories		          (36,313)      (410,759)	    (28,101)
						------------   ------------   ------------
Total Other Income (Expense)	          474,232	      (394,591)	   (103,765)


Loss Before Income Taxes and
   Extraordinary Items			 (1,042,719)    (1,765,190)    (1,959,652)

Provision for Income Taxes			  200	 	     200   	     10,084
						------------   ------------   ------------

Net Loss Before Extraordinary Items  (1,042,919)    (1,765,390)    (1,969,736)

Extraordinary Item				    -		     	 -     (1,841,000)
						------------   ------------   ------------

Net Loss					$(1,042,919)   $(1,765,390)   $(3,810,736)
						============   ============   ============

Loss from Continuing Operations
Per Share				      $      (.24)   $      (.54)   $     (1.24)

Loss Per Share
- Basic loss per share		      $      (.24)   $      (.54)   $     (2.41)
- Diluted loss per share	      $      (.24)   $      (.54)   $     (2.41)



See notes to the consolidated financial statements.

	Conolog Corporation and Subsidiary
		Consolidated Statement of Stockholders' Equity (Deficiency)





                   Series A 	       Series B
                   Preferred 	       Preferred 	     Common	      Contributed
	             Stock 	       Stock		Stock		Capital
	             -----------	 -----------   ------------   -------------
Balance at
   July 31, 1996		$  77,500	  $     597	   $ 1,035,186     $ 4,512,204

Debt to equity conversion       -		    -	     1,408,787	   1,563,377
Additional shares issued
   to employees			  -		    - 	 359,500	     954,250
Net loss for the year		  -		    -			 -		     -
Dividends				  -		    -			 -		 4,177
				----------    ----------   ------------    ------------
Balance at
   July 31, 1997		   77,500		  597	     2,803,473	   7,034,008
Public stock offering		  -		    - 	 725,300 	   2,045,777
Additional shares issued
   to employees			  -		    -		  55,000	      80,100
Additional shares issued
   to consultant			  -		    -		 141,000	     429,150
Debt to Equity Conversion	  -		    -			 -	      50,000
Net Loss for the Year		  -		    -			 -		     -
Dividends				  -		    -			 -		 4,180
				----------	  ----------    -----------    ------------
Balance at
   July 31, 1998		   77,500     	  597	     3,724,773	   9,643,215
Debt to equity conversion	  -		    -		 300,000		    -
Additional shares issued
   to employees			  -		    -		 746,000	      34,719
Additional shares issued
to consultants			  -		    -      1,142,143	     438,054
Net Loss for the Year		  -		    -			 -		     -
Dividends				  -		    -			 -		 4,180
Change in par value from
   $1.00 to $0.01			  -		    -	    (5,853,786)	   5,853,786
				----------	  ----------    -----------     -----------
Balance at
   July 31, 1999		$  77,500	  $     597	    $   59,130	 $15,973,954
				==========    ==========    ===========    ============







	              Conolog Corporation and Subsidiary
		Consolidated Statement of Stockholders' Equity (Deficiency)

						(Continued)
											    Total
						Retained			    Stockholders'
						Earnings	    Treasury      Equity
						(Deficit)	     Stock	    (Deficiency)
   	                            -------------      --------    -------------
Balance at July 31, 1996	   $ (3,117,536)	   $ (131,734)    $  2,376,217
Debt to equity conversion			  - 		      -	   2,972,164
Additional shares issued
   to employees					  -			-	   1,313,750
Net loss for the year		     (3,810,736)			-	  (3,810,736)
Dividends					   (4,177)			-		    -
					   -------------	   -----------	 ------------
Balance at July 31, 1997	     (6,932,449)	     (131,734)	   2,851,395
Public stock offering			   	  -			-	   2,771,077
Additional shares issued
   to employees					  -			-	     135,100
Additional shares issued
   to consultant					  -			-	     570,150
Debt to Equity Conversion			  -			-		50,000
Net Loss for the Year		     (1,765,390)			-	  (1,765,390)
Dividends					   (4,180)			-		     -
					   -------------     -----------     ------------
Balance at July 31, 1998	     (8,702,019)       (131,734)       4,612,332
Debt to equity conversion			  -			-	     300,000
Additional shares issued
   to employees					  -			-	     780,719
Additional shares issued
   to consultants					  -			-	   1,580,197
Net Loss for the Year		     (1,042,919)			-	  (1,042,919)
Dividends					   (4,180)			-		     -
Change in par value from
   $1.00 to $0.01					  -			-		     -
					    ------------    ------------     ------------
Balance at July 31, 1999	    $(9,749,118)     $ (131,734)     $ 6,230,329












See notes to the consolidated financial statements.

				  Conolog Corporation and Subsidiary
				Consolidated Statements of Cash Flows

								    Year Ended July 31,

								1999		1998		1997
Cash Flows From Operating Activities
   Net Loss						$(1,042,919) $(1,765,390)$(3,810,736)
   Adjustments to Reconcile Net Loss to Net
     Cash Used by Operating Activities
   Debt retirement cost					    -		     -   1,841,000
   Common stock base compensation		    715,406      135,100   1,313,750
   Common stock for consulting fees           107,206      570,150           -
   Depreciation and amortization		     39,407		59,419      57,781
   Gain on disposition of assets	   	   (413,789) 	     -	     -

Provision for losses on accounts receivable      -		     -	(8,000)
(Increase) Decrease in Operating Assets
   Accounts receivable				   (307,404)	65,094     202,449
   Inventories					     16,553	     (36,476)   (236,012)
   Other current assets				    (72,733)	13,554	  (568)
   Other assets					    (69,855)	     -	     -
Increase (Decrease) in Operating Liabilities
   Accounts payable				    (11,241)    (127,665)    (92,119)
   Accrued expenses and other liabilities	     63,121	     (33,523)     78,241
   Deferred gain on sale of assets		    131,083		     -	     -
							   ---------  -----------    --------
     	Net Cash Used by Operating Activities  (845,165)  (1,119,737)   (654,214)
							   ---------  -----------   ---------
Cash Flows From Investing Activities
   Purchase of equipment and
       leasehold improvements			    (62,604)     (87,418)    (11,680)
   Proceeds from sale of assets		    719,684		     -	     -
   Purchase of intangible assets		   (143,237)	     -	     -
							   ---------  -----------    --------
Net Cash Provided (Used) by
  Investing Activities			          513,843	     (87,418)    (11,680)
Cash Flows From Financing Activities
   Deferred offering costs				    -      113,813    (113,813)
   Increase from public stock offering		    -	   2,771,077  	     -
   (Repayment) proceeds from borrowings		    -	    (916,235)    916,235
   Increase (Decrease) in bridge loan		    -	    (150,000)    200,000
   Repayments of long-term borrowings		    -	      (3,802)    (34,453)
   (Increase) reductions in other assets		    -		(2,334)	22,929
   Proceeds from issuance of stock options     65,313		     -	     -
   Proceeds from sale of convertible
Debentures					          300,000		     -	     -
							   ---------  ------------   --------
    Net Cash Provided by Financing Activities 365,313    1,812,519     990,898
							   ---------  ------------   --------
Net Increase in Cash and Equivalents	     33,991	     605,364     325,004
Cash and Equivalents at Beginning of Period 1,108,581	     503,217     178,213
						      ------------  ------------  ---------
Cash and Equivalents at End of Period	$ 1,142,572	 $ 1,108,581   $ 503,217
							============  ============ ==========
See notes to the consolidated financial statements.
												F-7



                  	Conolog Corporation and Subsidiary
			    Consolidated Statements of Cash Flows


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during the year for:


Interest					$   945	$  39,821	$  77,349
Taxes						$   200	$  (9,520)	$  10,084


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   On January 21, 1998, the Company satisfied a $50,000 Bridge Loan with the conversion of the loan to 1.2 million Class A warrants.

   During fiscal year ended July 31, 1999, the Company satisfied the $300,000 convertible debentures with conversion of the bonds to 300,000 common stock shares.

   During fiscal year ended July 31, 1999, the Company issued 1,092,143 shares of common stock for consulting services.




























See notes to the consolidated financial statements.
												F-8




				Conolog Corporation and Subsidiary
			Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization
   The principal business activity of Conolog Corporation (the "Company") is The design, manufacturing and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmissions and reception and other communication areas. The Company's products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets. The Company's customers include primarily industrial customers, which include power companies and various branches of the military.

   During the year, the Company formed a wholly owned subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Inc. and is currently trading as Atlas Design. Atlas Design provides short term and long term qualified engineering and technical staff, as well as human resource consulting to various industries.

Principles of Consolidation
   The consolidated financial statements include the accounts of Conolog Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and Equivalents
   For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories
   Inventories are valued at the lower of cost (determined on a first-in, first out basis) or market.

Property, Plant and Equipment
   Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Depreciation and amortization was $39,407, $59,419 and $57,781 for the years ended July 31, 1999, 1998 and 1997, respectively.

Revenue Recognition
   Sales are recognized when the products are shipped and services are performed. Sales under certain fixed-price-type contracts, where progress payments are received, are recognized when work is performed, under the percentage-of-completion method, in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type contracts.




F-9




Conolog Corporation
	Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Costs of Revenue
   Costs of revenue includes direct costs to produce product and direct costs to provide services.

Goodwill
   Goodwill represents the excess of the purchase price of assets acquired over the fair market value at the date of acquisition and is being amortized on the straight line method over 40 years. Amortization expense charged to operations for 1999 was $3,129.

Advertising Costs
   Advertising costs are charged to operations when incurred. Advertising expense was $20,589, $7,354 and $27,915 for the years ended July 31, 1999, 1998 and 1997, respectively.

Securities Issued for Services
   The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation and consulting expense is recorded for the fair market value of the stock issued.

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

Loss Per Share of Common Stock
   Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The number of shares used in the computations were 4,336,009,  3,251,150 and 1,581,218 for 1999,  1998 and 1997 respectively. The effect of assuming the exchange of the warrants, Series A Preferred Stock and Series B Preferred Stock in 1999 and 1998 would be anti-dilutive.

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

												F-10


                             Conolog Corporation
			Notes to the Consolidated Financial Statements


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

BRIDGE LOAN

   The Company received $200,000 in net proceeds from several investors in a private placement. Each investor received two (2) Promissory Notes. Promissory Notes (the "First Note") totaling $150,000 were due and payable on the earlier of January 31, 1999 or the closing of the Company's next public offering (the "First Note"). The Second Convertible Note (the "Second Note"), totaling $50,000 plus accrued interest was payable on the earlier of January 31, 1999 or the closing of the Company's next public offering, or convertible at the time the next Registration Statement is declared effective by the Securities and Exchange Commission and at the option of the selling security holders into a total of 1.2 million Class A Warrants. Each Class A Warrant contained in the Second Note is identical to the Company' currently outstanding Class A Warrants. On January 21, 1998, at the closing of the Company's public offering, $150,000 plus accrued interest of $13,306 was paid in cash in full settlement of the First Note. The Second Note was satisfied with the 1.2 million Class A Warrants issued on January 21, 1998.

LEASES

   The Company leases their facility and various equipment under operating leases. Equipment leases expire during fiscal year ended July 31, 2000. As part of the sale leaseback of the facility, the company entered into a three year prepaid lease.

   Total rental expense for all operating leases of the Company amounted to approximately $58,000, $7,659 and $10,353 during the years ended July 31,
   1999, 1998 and 1997, respectively.
												F-11




                              Conolog Corporation
			Notes to the Consolidated Financial Statements

INCOME TAXES

   The income tax provision is comprised of the following:

                                                     July 31,

                                           1999		1998		1997

Current Income Taxes
Federal					   $     -      $      -    $  9,884
State							 200		   200	   200
						   --------     ---------   --------
         				         $   200	    $    200    $ 10,084

   A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

                                                      July 31,
                                          1999		1998		1997

Federal statutory tax rate		     (34.0)%     (34.0)%     (34.0)%
Valuation Allowance on Net Operating Loss
   Carryover					34.0		34.0 		34.0
Permanent and other differences	         -		   - 		 0.5
						    -------     -------    -------
                                             - %	   - %	 0.5 %

   Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.

   The temporary differences causing deferred tax benefits are primarily due to net operating loss carryforwards.

   At July 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $3,925,100 and
   $4,834,607, respectively, which are available to offset future Federal and
   State taxable income, if any.  The federal and state net operating loss carryforwards expire as follows:
                                        Federal		   State
               2001	        $         -	   $    706,241
               2002				-		  897,997
               2004				-		  542,540
               2005				-		1,649,146
               2006				-		1,038,683
               2014			679,324			  -
               2017			550,752			  -
               2018		    1,656,388			  -
               2019		    1,038,636			  -
					  ------------	    ------------
    					  $ 3,925,100	    $ 4,834,607
				        ============	    ============
										F-12




                               Conolog Corporation
			Notes to the Consolidated Financial Statements

INCOME TAXES, Continued

   At July 31, 1999 the Company has available unused general business credits that may provide future tax benefits and expire as follows:

                                  Amount

              2000		   $ 12,100
              2001	           26,300
              2002		     64,900
				         ---------
        				   $103,300
					   =========
The Company's deferred tax asset is comprised of the following temporary differences:

                                        Federal		State

Net operating losses and tax
   credit carryforwards			$ 1,438,508		$  435,115
Less:  valuation allowance		 (1,438,508)	  (435,115)
						------------	-----------
   Net Deferred Tax Assets		$         -		$        -
						============      ===========
   The net change in the valuation allowance decreased by approximately
   $63,000.

PROFIT SHARING PLAN

   The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management.

   The Plan also provides an employee savings provision (401(k) plan) whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company contributes $2 for every $1 of the participant's elective contribution, up to 6% of the participant's compensation.

   The total expense for the above plan amounted to $68,763, $52,721 and $28,531 for the years ended July 31, 1999, 1998 and 1997, respectively.










												F-13



					Conolog Corporation
			Notes to the Consolidated Financial Statements


CAPITAL STOCK

   The Series A Preferred Stock provides 4% ($.02 per share) cumulative dividends, which were $93,000 in arrears at July 31, 1999. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1,200 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

   The Series B Preferred Stock provides cumulative dividends of $.90 per share which were $30,097 in arrears at July 31, 1999. In addition, each five shares of Series B Preferred Stock is convertible into 1 share of Common Stock. The Company may redeem the Series B Preferred Stock at $15 per share plus accrued and unpaid dividends.

   The Company has reserved 155,392 shares of Common Stock for Series A and B Preferred Stock.

WARRANTS

   The Company issued common stock purchase warrants separately and as a part of the previous offerings as follows:
						  Exercise	   Original      Extended
				Number of	  Price Per    Expiration    Expiration
      Date of Grant	Shares 	  Share           Date		  Date


      8/16/95	     1,135,750       $6.00	    8/16/98		8/16/02
      1/21/98	     2,901,200	   $6.00	    8/30/02		     -
      1/21/98	     1,200,000	   $5.25	    1/21/01		     -

MAJOR CUSTOMERS

   The following summarizes sales to major customers (each 10% or more of net sales) by the Company:


	       Sales to Major		Number of		Percentage of
Year Ended    Customers			Customers		Total

   1999	   1,029,935			3		   41
   1998	     205,868			1		   28
   1997	     625,134			3		   57







												F-14




						Conolog Corporation
				Notes to the Consolidated Financial Statement



COMMITMENTS AND CONTINGENCIES

Employment Agreements
   On February 18, 1999 the Company amended the employment agreement, dated June 1, 1997, with Robert Benou, to serve as the Company's President through May 31, 2002. Base salary under the agreement is $190,000 per annum with Annual increases of $20,000. The agreement also calls for an annual bonus equal to 6% of the Company's income before income taxes as stated in its annual Form 10-K. Employee benefit plans, such as life, health, pension and other plans are provided under the agreement. The Company will also provide reimbursement of ordinary and necessary business expenses and a monthly car allowance. A noncompetition/nonsolicitation restriction applies for one year after termination of employment. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.

   The Vice President of the Company entered into an employment agreement on June 1, 1997. The agreement is for a period of five years expiring May 31, 2002. Pursuant to the terms of agreement, the officer is to receive a base salary of $55,000 for the period June 1, 1997 through May 31, 1998 and an increase of $6,000 per annum for each twelve month period thereafter. The agreement also calls for an annual bonus equal to 3% of the Company's income before income taxes as stated in its annual Form 10-K. The Vice President is entitled to participate in all general pension, profit-sharing, life, medical, disability and other insurance and executive benefit plans at any time in effect for executives of the Company, however, the Company is not obligated to establish or maintain any of the aforementioned executive benefit plans. The Company will also provide an automobile for the use of the Vice President and reimburse him for all ordinary and necessary business expenses. A noncompetition/nonsolicitation restriction applies for six months after termination of employment. Upon termination without cause the agreement provides for severance compensation equal to 2.99 times the average annual compensation paid by the Company.

   On March 1, 1998, the Company entered into an employment agreement with a
   Company executive to serve as a Corporate Development Manager for a period of five years.  Base salary under the agreement is $50,000 per annum with annual increases of $4,000.  The agreement calls for the Corporate
   Development Manager to receive a quarterly bonus of 5,000 shares of Conolog
   Corporation stock that have not been registered and eligible for sale under
   Rule 144 code.  Eligibility for all general pension, profit-sharing, life, medical disability and other insurance and executive benefit plans is provided under the agreement, however, the Company is not obligated to establish or maintain any of the aforementioned executive plans.  The
   Company will also provide an automobile for the use of the Corporate
   Development Manager and reimburse her for all ordinary and necessary business expenses.  Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.
												F-15




					Conolog Corporation
			Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES, Continued

Option Agreement
   The Company and CLOG LLC have entered into an Option Agreement, dated as of December 22, 1998, which was amended and restated as of May 5, 1999 (the "Option Agreement"). Pursuant to the Option Agreement, the Company has granted an option to CLOG to purchase convertible debentures of the Company having an aggregate principal amount of up to $2,000,000. CLOG's option may be exercised at any time prior to December 31, 1999.

   Each convertible debenture is convertible into common stock of the Company at a conversion rate of $1.00 per share, the fair market value of the common stock on the date of the Option Agreement. If CLOG were to exercise its option for all $2,000,000 for convertible debentures, it would have the right to convert those notes into 2,000,000 shares of common stock. The Option Agreement provides that the voting power of any Conversion Shares owned by CLOG will be voted in the same manner as shares voted by all other shareholders of the Company.

   Each convertible debenture will bear interest at the rate of 8% per annum and will be due 12 months from the date such debenture is issued. With respect to the initial $200,000 loaned, the Company will have the option to pay each debenture, together with all accrued interest thereon, by issuing shares of a new Series C preferred stock having a value of $5.00 per share for purposes of such payment.

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

   During the year CLOG purchased $300,000 worth of convertible debentures and subsequently converted them to common stock.

Legal Matters
     In December 1998, the Company was named in two related litigations pending, one in the United States District Court for the Southern
     District of New York and the other in Superior Court of New Jersey.
     The first of the pending litigations was commenced in 1993.  The litigations relate to a dispute concerning real property acquired in 1984.  While the property is near real property formerly owned by Conolog, Conolog was not a party to that transaction.  The claim made against Conolog alleges that Conolog contributed to environmental contamination of the property acquired in 1984.  The New York litigation has been dismissed, although the dismissal is on appeal.  The New
     Jersey litigation is in its early stages, insofar as Conolog is concerned.  However, the Company believes that it has no liability and intends to vigorously defend itself.
												F-16


                             Conolog Corporation
			Notes to the Consolidated Financial Statements

Legal Matters, Continued

     In the third quarter of fiscal 1999, the Company reached an agreement in principle to purchase substantially all the stock or assets of Hallmark Temps, Inc., for use in conjunction with the Company's Atlas Design business. After discussions were terminated withhout an agreement having been reached, Conolog began doing business with an entity owned by a former employee of Hallmark. In October 1999, Hallmark filed a lawsuit in the Superior Court of New Jersey seeking a preliminary injunction and damages against the Company. Hallmark alleges that the Company breached a confidentiality agreement executed by the Company and Hallmark. While the litigation is in a very early stage, the Company believes that it has no liability and intends to vigorously defend itself.

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

   Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the common stock as determined on the date of grant. All incentive stock options under the Option Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each option must be exercised, if at all, within ten (10) years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year. All incentive stock options must be exercised by an optionee within three (3) months after termination of the optionee's employment, unless such termination is as a result of death, disability or retirement. In the event an optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of twelve (12) months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of twenty four (24) months following such termination.

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

   The Company granted 105,000 options to purchase the Company's common stock at  $.6875 per share.  All options granted under this plan were exercised.
												F-17


                   		Conolog Corporation
			Notes to the Consolidated Financial Statements

Stock Option Plan - (Continued)

   No incentive stock options or nonqualified options were granted during fiscal years ended July 31, 1998 and 1997.

   No stock options were outstanding as of July 31, 1999.

COMMON STOCK ISSUED FOR SERVICES

Consulting Agreements
   In June of 1999 the Company entered into a consulting agreement with the NYBOR Group Inc. In consideration for such services the Company granted 1,057,143 shares of common stock to the NYBOR Group Inc. This agreement expires on December 31, 2004.

   In November 1998 the Company entered into a consulting agreement with Paul
   B. Radler and Associates and Maple Business Consultants. In consideration for such services the Company granted 35,000 shares of common stock. These agreements expire on October 31, 1999.

   In February of 1998 the Company entered into a management and financial consulting agreement with Warren Schreiber ("Schreiber"), whereby Schreiber would act as a consultant to the Company. In consideration of such services, Schreiber was granted 75,000 shares of common stock of the Company upon commencement of the contract. Additionally, for the duration of the agreement, Schreiber was to receive 25,000 shares of the Company's common stock on the last day of March, June, September and December of each year. Under the agreement, termination could occur by either party with or without cause at any time upon 60 days prior written notice. The agreement was terminated in February 1999.

   Consulting expense is recorded at the fair market value at the date of grant and is amortized over the life of the contracts. Consulting expense for the years ended July 31, 1999 and 1998 amounted to approximately $107,000 and $488,000, respectively.

Employees
   During the year the Company issued 633,000 shares of the Company's common stock, as additional remuneration to certain employees. Compensation expense was recorded at the average fair value of the stock at the time of issuance, $648,844 ($1.025 per share).

   In February 1998 the Company issued 45,000 shares of the Company's common stock as additional remuneration to certain employees. Compensation expense was recorded at the average fair value of the stock at the time of issuance, $121,500 ($2.70 per share).

   In accordance with the employment agreement between the Company and one of their executives the Company issued 20,000 and 10,000 shares of common stock during fiscal years ended July 31, 1999 and 1998, respectively.
   Compensation expense was recorded at the average fair value of the stock at the time of issuance, 26,875 (1.34 per share) and $13,600 ($1.36 per share) in 1999 and 1998, respectively.
F-18



					Conolog Corporation
			Notes to the Consolidated Financial Statements

COMMON STOCK ISSUED FOR SERVICES, Continued

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

Limitations
   Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

SALE - LEASEBACK TRANSACTION

   The Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold the building, land and improvements for a realized gain of $595,289 and leased a portion of the building back for a period of three years. The leaseback has been accounted for as an operating lease. Of the total gain realized, $181,500 has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

EXTRAORDINARY ITEM

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

RECLASSIFICATIONS

   Certain items in the prior years report have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net income.



												F-19




2