Form 10QSB
period 1999-10-31
CONOLOG CORP
filed 1999-12-03
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

Common Stock, par value $.01 per share; 6,229,409 shares outstanding as of December 1, 1999 (inclusive of Treasury Stock).










                                      Conolog Corporation
    				      CONDENSED CONSOLIDATED BALANCE SHEET
					         October 31, 1999

ASSETS					       (Unaudited)

Current Assets:

	Cash					       $  1,133,223
	Accounts Receivable, less
        allowance of $6,000 	                  358,891
	Inventories				          3,209,956
	Other Current Assets             	       21,025
      Prepaid Consulting		     	      285,021
						       ------------
	   Total Current Assets		       $  5,008,116

	Property, Plant and Equipment	            150,136
	less accumulated depreciation
      of $1,613,911

	Goodwill				            132,937
      Other Assets			            115,958
	Prepaid Consulting		          1,140,986
						       ------------
		Total Assets	             $  6,548,133
						       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

	Accounts Payable			            82,674
	Accrued Payroll				      50,884
	Other Accrued Expenses		           163,335
	Deferred gain on sale of assets           51,425
	         				       -----------
	   Total Current Liabilities	       $   348,318
						       -----------

Deferred gain on sale of assets                 64,533
						       -----------
	Total Liabilities			       $   412,851
						       -----------




















                                         CONOLOG CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEET

					             October 31, 1999

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding	                    77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares	                       597

   Common Stock; par value $0.01;
   20,000,000 shares authorized;
   issued 6,218,049 shares, including
   8,776 shares held in Treasury	              62,180

   Contributed Capital	                      16,274,703

   Retained Earnings (Deficit)	         (10,147,965)

   Treasury Shares at Cost	                  (131,734)
						         ------------
	 Total Stockholders' Equity 	         $ 6,135,282
	                                       ------------
	 Total Liabilities and
	   Stockholders' Equity		         $ 6,548,133
                                             ============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






















                                 CONOLOG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

		                  FOR THE THREE MONTHS ENDED
   					          OCTOBER 31,
    	                          1999	        1998
REVENUES     		      $763,014	      $319,349

COSTS OF GOODS SOLD	       842,294	       281,148
				      ---------	      ---------
GROSS MARGIN		      ( 79,280)	        37,201

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES	 	       319,693	       169,164
				      ---------	      ---------

OPERATING(LOSS)			(398,973)	      (131,963)

OTHER INCOME-GAIN ON
    SALE OF BLDG.		             0           413,789
				      ---------	      ---------
INCOME/(LOSS) BEFORE
     TAXES		      	(398,973)	       281,826
PROVISION FOR TAXES	         1,120	         1,320
				      ---------	      ---------
NET INCOME/(LOSS)	           $(400,093)	      $280,506
				      =========         =========

EARNINGS/(LOSS) PER SHARE        $(.07)	         $ .08
			            =========         =========


Average Number of Shares of
   Common Stock Outstanding
      6,218,049          3,724,773
				     ===========        ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS











                           CONOLOG CORPORATION
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                (UNAUDITED)
								  FOR THE THREE MONTHS
						   	  	     ENDED OCTOBER 31,
                                                  1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided/(Used) in Operating
	Activities				          (289,088)         (494,023)
							    ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net Cash Provided/(Used) in Investing       (23,016)          617,821
	Activities					     --------        ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

	Net Cash Provided/(Used) by Financing
		Activities				     302,754           617,821
                                            -----------        ----------
NET INCREASE/(DECREASE) IN CASH		   $  (9,350)        $ 123,798

CASH AT BEGINNING OF YEAR		    	   1,142,573         1,108,581
							  -----------        ----------
CASH AT END OF PERIOD				  $1,133,223         1,232,379
							  ===========       ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS








CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Taxes

     The Company has entered into a program with the New Jersey Economic Development Authority to sell its State tax loss carry-forwards. The Company is expected to receive approximatatly $300,000 during the later half of fiscal 2000 from the sale of such carry-forwards.


NOTE 2 - Convertible Debentures

     CLOG LLC has converted $300,000 of convertible debentures into shares during the period.



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

				    For the three months
					Ended October 31,

                            1999		1998

Revenues		       $  763,014    $  319,349
Costs and Expenses	 (1,163,107)     (452,632)
Other Income		          0       413,789
			       ----------	    ---------
Net Income/(Loss)
   after Taxes, before	 $ (400,093)   $  280,506
    extraordinary item	 ===========   ===========




QUARTER ENDED OCTOBER 31, 1999

     Revenues for the quarter ended October 31, 1999 totaled $763,014 representing an increase of 138.9% or $443,665 from $319,349 reported for the same quarter a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company of which the assets were purchased in September 1998 as well as releases for the Company's INIVEN products.

     Gross margin for the quarter totaled $(79,280) representing (10%) of revenues as compared to $37,201 or 11.65% of revenues for the quarter ended October 31, 1998. The decrease in gross margin is mostly due to larger commission expenses, payroll costs, and lower margin sales during the quarter.

     Selling, general and administrative expenses increased from $169,164 to $319,693 for the quarter, representing an increase of $150,529 as compared to 1998. This increase is attributable to higher consulting expenses incurred during the quarter as compared to 1998.

    As a result of the foregoing, the Company reported net loss of $400,093, or $.07 per share for the quarter compared to net income of $280,506 or $0.08 per share.




LIQUIDITY AND FINANCIAL CONDITION

     Inventories increased $16,240 from July 31, 1999 attributable to the Purchase of parts for the PTR-1500 Series product releases.

     Accounts Receivable increased $7,010 to $358,891 reflecting higher sales for the period.

     Working Capital at October 31, 1999 was $4,659,798 compared to $4,766,016 at July 31, 1999. This is primarily attributable to increased payables and payroll expenses and decreased cash and prepaid balances.

    The Company plans to use the additional funds from the sale of the building to complete the PTR1500 for the General Electric Co., to improve its financial condition and prepare for an anticipated increase in business in fiscal 2000. The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 2000 versus fiscal 1999.

     The Company also plans to use the funds for future expansion through mergers and acquisitions.

     The Company presently meets its cash requirements through existing cash balances and cash generated from operations.



MANAGEMENT REPRESENTATION

     The information furnished reflects all adjustments which management considers necessary for a fair statement of the results of the period.

     As of October 31, 1999 the Registrant's backlog of orders stands at $2.8 million, a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.


STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the three months ended October 31, 1999 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1999.


FORWARD LOOKING STATEMENTS

     This 10-QSB contains certain forward-looking statements. Due to the uncertainties associated with doing business with governmental entities and the release of backlog orders and competition in a business characterized by rapid technologic changes and advances, actual results may differ materially from any such forward looking statements.





                     Part II - Other Information
                        CONOLOG CORPORATION

1.  Legal Proceedings - none

2.  Changes in Securities - See Management Discussion

3.  Defaults upon Senior Securities - None

4.  Submission of Matters to a Vote of Security Holders - None

5.  Other Materially Important Events - none

6. No reports or Exhibits on Form 8-K have been filed during the quarter.












				SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, as amended the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Somerville, State of New Jersey, on this 3rd day of December, 1999.

						CONOLOG CORPORATION

						By /s/ Robert S. Benou

							  Robert S Benou
							 President and Chief
							  Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this 10-QSB has been signed below by the following persons in the capacities and on the dates indicated.


Date:  December 3, 1999			/s/ Robert S. Benou

							Robert S. Benou
							   President,
							Chief Executive Officer
							  and Director

Date:  December 3, 1999			/s/ Arpad J. Havasy

							  Arpad J. Havasy
							Executive Vice President,
							Secretary, Treasurer and
								Director

Date:  December 3, 1999			/s/ Marc R. Benou

							  Marc R. Benou
							Vice President, Assistant
							Secretary and Director

Date:  December 3, 1999			/s/ Louis S. Massad

							  Louis S. Massad
								Director

Date:  December 3, 1999			/s/ Edward J. Rielly

							  Edward J. Rielly
								  Director
1

6