Form 10QSB
period 2000-01-31
CONOLOG CORP
filed 2000-02-10
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

Common Stock, par value $.01 per share; 5,475,772 shares outstanding as of February 8, 2000 (inclusive of Treasury Stock).









                                      Conolog Corporation
    				      CONDENSED CONSOLIDATED BALANCE SHEET
					         January 31, 2000

ASSETS					       (Unaudited)

Current Assets:

	Cash                                 $    940,970
	Accounts Receivable, less
        allowance of $6,000                     631,326
	Inventories	                            3,239,286
	Other Current Assets                      139,179
      Prepaid Consulting                         77,496
	                                      ------------
	   Total Current Assets              $  5,028,257

	Property, Plant and Equipment	            142,418
	less accumulated depreciation
      of $1,623,225

	Goodwill                                  132,042
      Other Assets                              100,833
	Prepaid Consulting                        297,797
	                                      ------------
		Total Assets                   $  5,701,347
	                                      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

	Accounts Payable                          69,404
	Accrued Payroll                           11,405
	Other Accrued Expenses                   134,889
	Deferred gain on sale of assets           51,425
                                            -----------
	   Total Current Liabilities         $   267,123
                                            -----------

Deferred gain on sale of assets                 49,408
                                            -----------
	Total Liabilities                    $   316,531
                                            -----------



















                                         CONOLOG CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEET

					             January 31, 2000

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding                         77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares                          597

   Common Stock; par value $0.01;
   20,000,000 shares authorized;
   issued 5,460,907 shares, including
   22,776 shares held in Treasury                 54,609

   Contributed Capital                        15,215,748

   Retained Earnings (Deficit)               ( 9,820,266)

   Treasury Shares at Cost                      (143,372)
                                             ------------
	 Total Stockholders' Equity            $ 5,384,816
                                             ------------
	 Total Liabilities and
	   Stockholders' Equity                $ 5,701,347
                                             ============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





















                                 CONOLOG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

		            FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
        			        January 31,                January 31,
				   2000	   1999	       2000          1999
                        ---------    --------        --------      -------

REVENUES              $1,556,937      $589,328      $2,319,951    $908,677

COSTS OF GOODS SOLD    1,195,286       594,284       2,037,580     876,432
	                 ---------      ---------     -----------   ---------

GROSS MARGIN             361,651      (  4,956)        282,371      32,245

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES            242,675       503,742         562,368     672,905
				---------     ---------      ----------   ---------

OPERATING INCOME/(LOSS)  118,976      (508,698)       (279,997)   (640,660)

OTHER INCOME
   -GAIN ON SALE OF BLDG.      0             0               0     413,789
   - NJ STATE NOL        210,887             0         210,887           0
                        ---------      ---------     ----------   ---------
INCOME/(LOSS) BEFORE
     TAXES               329,863      (508,698)        (69,110)   (226,871)

PROVISION FOR TAXES        1,120         1,640           2,240       2,960
                        ---------     ---------       ---------    --------

NET INCOME/(LOSS)      $ 328,743     $(510,338)    	$(71,350)  $(229,831)
                       ==========     ==========       =========  ==========

EARNINGS/(LOSS) PER SHARE  $ .06        $ (.12)        $ (.02)     $ (.05)
                        =========     ==========        =========  ========

Number of Shares of
   Common Stock Outstanding
                        5,460,907     4,257,773      5,460,907	    4,257,773
			                   ===========    ===========     =========    ==========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CONOLOG CORPORATION
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                (UNAUDITED)
								  FOR THE SIX MONTHS
						   	  	   ENDED JANUARY 31,
                                                 2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided/(Used) in Operating
	Activities                               597,374    (1,071,708)
                                              ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net Cash Provided/(Used) in Investing       (36,249)      565,874
	Activities	                             --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

	Net Cash Provided/(Used) by Financing
		Activities                        (767,727)      366,438
                                            -----------    ----------
NET INCREASE/(DECREASE) IN CASH              $(201,602)    $(139,396)

CASH AT BEGINNING OF YEAR                    1,142,573     1,108,581
                                            -----------    ----------
CASH AT END OF PERIOD                       $  940,970       969,185
                                            ===========   ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
























CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Taxes

     The Company entered into a program with the New Jersey Economic Development Authority to sell its State net operating loss carry-forwards. The Company received $210,887 from the sale of such carry-forwards during the quarter. This amount is included in total revenues. The remaining balance of $58,024 is carried forward to the State's Fiscal year 2001 subject to all existing laws of the State of New Jersey. This relates to the Company's NOL and Development Tax Credits for the fiscal years ended July 31, 1994 through July 31, 1998.

The Company intends to apply under the same Program for a Certificate resulting from its fiscal July 31, 1999 filing. In the event the application is approved the Company would expect to net approximately $100,000 in the latter part of this calendar year.

NOTE 2 - Consulting Agreement Amendment

The Company received a fee reduction of its NYBOR consulting agreement by 757,143 shares which were returned to the Company during the quarter. This reduced the number of shares issued and outstanding by 12.2%

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

				    For the three months         For the six months
					ended January 31,		     ended January 31

                            2000		1999            2000           1999
                          ----------   -----------     -----------     --------

Sales Revenues		 $1,556,937    $  589,328      $2,319,951      $908,677
Costs and Expenses	 (1,439,081)   (1,099,666)     (2,602,188)   (1,552,297)
Other Income		    210,887             0         210,887       413,789
			       ----------	    ---------     ------------   -----------
Net Income/(Loss)
   after Taxes,    	 $  328,743    $ (510,338)      $ (71,350)    $(229,831)
including other income	 ===========   ===========    ============   ===========












QUARTER ENDED JANUARY 31, 2000

     Revenues for the quarter ended January 31, 2000 totaled $1,556,937 representing an increase of 264% or $967,609 from $589,328 reported for the same quarter a year ago. Revenues increased largely due to the rapid growth of Atlas Design, our human resource company, as well as releases for the Company's INIVEN products.

     Gross margin for the quarter totaled $361,651 representing 23% of revenues as compared to $(4,956) or (1%) of revenues for the quarter ended January 31, 1999. The increase in gross margin is mostly due to the lower overhead costs associated with the human resource business as well as reduced labor costs of producing the INIVEN product line.

     Selling, general and administrative expenses decreased from $503,742 to $242,675 for the quarter, representing a decrease of $261,067 as compared to 1999. This decrease is attributable to lower consulting expenses incurred during the quarter as compared to 1999.

      Additional revenues of $210,887 were received for the sale of New Jersey State losses for fiscal years ended July 31, 1994 through July 31, 1998.

    As a result of the foregoing, the Company reported net income of $328,743, or $.06 per share for the quarter compared to net loss of $510,338 or $0.12 per share.


SIX MONTHS ENDED JANUARY 31, 2000

     Revenues for the six months ended January 31, 2000 totaled $2,319,951 representing an increase of 256% or $1,411,274 from $908,677 reported for the same period a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company of which the assets were purchased in September 1998 as well as releases for the Company's INIVEN products.

     Gross margin for the six months totaled $282,371 representing 13% of revenues as compared to $32,245 or 4% of revenues for the six months ended January 31, 1999. The increase in gross margin is mostly due to the lower overhead costs associated with the human resource business as well as reduced labor costs of producing the INIVEN product line.

     Selling, general and administrative expenses decreased from $672,905 to $562,368 for the six months, representing a decrease of $110,537 as compared to 1999. This decrease is attributable to lower consulting expenses incurred during the quarter as compared to 1999.

      Additional revenues of $210,887 were received for the sale of New Jersey State losses for fiscal years ended July 31, 1994 through July 31, 1998.

    As a result of the foregoing, the Company reported net loss of $71,350, or $.02 per share for the six months compared to net loss of $229,831 or $0.05 per share.



LIQUIDITY AND FINANCIAL CONDITION

     Inventories increased $45,571 from July 31, 1999 attributable to the purchase of parts for the PTR-1500 Series product releases.

     Accounts Receivable increased $279,445 to $631,326 reflecting higher sales for the period.

     Working Capital at January 31, 2000 was $4,761,134 compared to $4,766,016 at July 31, 1999.

    The Company plans to complete the PTR1500 and prepare for an anticipated increase in business in the remainder of fiscal 2000. The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Military as well as for other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 2000 versus fiscal 1999.

     The Company plans to continue to explore further expansion through Mergers and acquisitions.

     The Company presently meets its cash requirements through existing cash balances and cash generated from operations.

MANAGEMENT REPRESENTATION

     The information furnished reflects all adjustments which management considers necessary for a fair statement of the results of the period.

     As of January 31, 2000 the Registrant's backlog of orders stands at $2.2 million, a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.


STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the three months ended January 31, 2000 from the infor-mation contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1999.


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


























				SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized.
						CONOLOG CORPORATION
DATE: February 10, 2000
						By /s/ Robert S. Benou

							  Robert S Benou
							 President and Chief
							  Executive Officer