Form 10QSB
period 2000-04-30
CONOLOG CORP
filed 2000-05-31
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

Common Stock, par value $.01 per share; 6,930,957 shares outstanding as of May 25, 2000 (inclusive of Treasury Stock).










                                      Conolog Corporation
                  				      CONDENSED CONSOLIDATED BALANCE SHEET
					                                    April 30, 2000

ASSETS					                           (Unaudited)

Current Assets:

	Cash                                 $  1,875,516
	Accounts Receivable, less
        allowance of $6,000              1,164,062
	Inventories	                            3,278,681
	Other Current Assets                      279,029
      Prepaid Consulting                    77,496
	                                      ------------
	   Total Current Assets              $  6,674,784

	Property, Plant and Equipment	            150,903
	less accumulated depreciation
      of $1,632,539

	Goodwill                                  131,147
 Other Assets                               85,708
	Prepaid Consulting                        278,714
	                                      ------------
		Total Assets                        $  7,321,256
	                                      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

	Accounts Payable                          30,873
	Accrued Payroll                           14,563
	Other Accrued Expenses                   140,836
	Deferred gain on sale of assets           51,425
                                        -----------
	   Total Current Liabilities         $   237,697
                                        -----------

Deferred gain on sale of assets            34,283
                                        -----------
	Total Liabilities                    $   271,980
                                        -----------




















                                         CONOLOG CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEET

                             					             April 30, 2000

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding                         77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares                          597

   Common Stock; par value $0.01;
   20,000,000 shares authorized;
   issued 6,930,857 shares, including
   8,776 shares held in Treasury                  69,309

   Contributed Capital                        16,645,843

   Retained Earnings (Deficit)               ( 9,612,239)

   Treasury Shares at Cost                      (131,734)
                                             ------------
	 Total Stockholders' Equity                 $ 7,049,276
                                             ------------
	 Total Liabilities and
	   Stockholders' Equity                     $ 7,321,256
                                             ============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS












                                 CONOLOG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

        		            FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                     			        April 30,                    April 30,
				                       2000	        1999	         2000          1999
                        ---------    --------        --------      -------

REVENUES              $1,774,106      $924,476      $4,094,057    $1,833,153

COSTS OF GOODS SOLD    1,304,263       627,086       3,341,843     1,503,518
     	                 ---------      ---------     -----------   -----------

GROSS MARGIN             469,843       297,390         752,214       329,635

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES            343,957       205,891         906,325       878,796
                    				---------     ---------      ----------   -----------

OPERATING INCOME/(LOSS)  125,886        91,499        (154,111)     (549,161)

OTHER INCOME
   - GAIN ON SALE OF BLDG.     0             0               0       413,789
   - NJ STATE NOL              0             0         210,887             0
- GAIN ON SALE OF MKT SEC
                          84,496             0          84,496             0
                        ---------      ---------     ----------   -----------
INCOME/(LOSS) BEFORE
     TAXES               210,382        91,499         141,272      (135,372)

PROVISION FOR TAXES        1,310             0           3,550         2,960
                        ---------     ---------       ---------    ----------

NET INCOME/(LOSS)      $ 209,072     $  91,499       	$137,722     $(138,332)
                       ==========    ==========       =========    ==========

AVERAGE EARNINGS/(LOSS)
   PER SHARE              $ .034        $  .02           $.022        $ (.03)
                        =========    ==========       =========    ==========

Average Number of Shares
   Outstanding for Quarter
   Ending April 30, 2000
                        6,121,473     4,357,773      6,121,473     4,357,773

Number of Shares of
   Common Stock Outstanding
   As of April 30,2000
                        6,930,857     4,357,773      6,930,857	    4,357,773
			                    ===========    ===========     ==========   ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS








                           CONOLOG CORPORATION
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                (UNAUDITED)
                                       								  FOR THE NINE MONTHS
						   	  	                                      ENDED APRIL 30,
                                                 2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided/(Used) in Operating
	Activities                                     76,701    (1,218,012)
                                              ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net Cash Provided/(Used) in Investing        42,411       563,249
	Activities	                                   --------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

	Net Cash Provided/(Used) by Financing
		Activities                                   613,831       435,187
                                            -----------    ----------
NET INCREASE/(DECREASE) IN CASH              $ 732,943     $(219,576)

CASH AT BEGINNING OF YEAR                    1,142,573     1,108,581
                                            -----------    ----------
CASH AT END OF PERIOD                       $1,875,516        889,005
                                            ===========   ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS








CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  CONVERTIBLE DEBENTURES

During the period the remaining debentures were converted to 1,400,000 shares of common stock.

NOTE 2 - STOCK OPTIONS

During the period, employees exercised stock options for 70,000 shares at $.625 per share.

NOTE 3 - OTHER MATTERS

In March the Company contracted with European Investor Relations when the Company's stock was listed on the Frankford and London Stock exchanges.
Also during the period, the Company contracted with the public relations firm National Financial Communications to further promote the Company's products.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                      				    For the three months         For the nine months
				                             	ended April 30,		            ended April 30,

                              2000	        	1999            2000          1999
                          ----------   -----------     -----------   ---------

Sales Revenues		          $1,774,106    $  924,476    $4,094,057    $1,833,153
Costs and Expenses	       (1,649,530)   (  832,977)   (4,251,718)   (2,385,274)
Other Income		                84,496             0       295,383       413,789
			                        ----------	    ---------   ------------   -----------
Net Income/(Loss)
   after Taxes,         	 $  209,072    $   91,499    $  137,722     $(138,332)
including other income	   ===========   ===========  ============   ===========




QUARTER ENDED APRIL 30, 2000

     Revenues for the quarter ended April 30, 2000 totaled $1,774,106 representing an increase of 192% or $849,630 from $924,476 reported for the same quarter a year ago. Revenues increased largely due to the rapid growth of Atlas Design, our human resource company, as well as releases for the Company's INIVEN and military products.

     Gross margin for the quarter totaled $469,843 representing 27% of revenues as compared to $297,390 or 33% of revenues for the quarter ended January 31, 1999. The decrease in gross margin is mostly due to the lower overhead costs associated with the human resource business as well as reduced labor costs of producing the INIVEN product line.

     Selling, general and administrative expenses increased from $205,891 to $343,957 for the quarter, representing an increase of $138,066 as compared to 1999. This increase is attributable to the hiring of the public relations firms during the quarter ended April 30, 2000.

    As a result of the foregoing, the Company reported net income of $209,072, or $.034 per share for the quarter compared to net income of $91,499 or $0.02 per share.


NINE MONTHS ENDED APRIL 30, 2000

     Revenues for the nine months ended January 31, 2000 totaled $4,094,057 representing an increase of 224% or $2,260,904 from $1,833,153 reported for the same period a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company of which the assets were purchased in September 1998 as well as releases for the Company's INIVEN and military products .

     Gross margin for the nine months totaled $752,214 representing 19% of revenues as compared to $329,635 or 18% of revenues for the nine months ended April 30, 1999.

     Selling, general and administrative expenses increased from $878,796 to $906,325 for the nine months, representing an increase of $27,529 as compared to 1999. This increase is attributable to the hiring of the public relations firms during the quarter as compared to 1999.

     As a result of the foregoing, the Company reported net income of $137,722, or $.022 per share for the nine months compared to net loss of $138,332 or $0.03 per share.



LIQUIDITY AND FINANCIAL CONDITION

     Inventories increased $84,966 from July 31, 1999 attributable to the purchase of parts for the PTR-1500 Series product releases as well as a special configuration for the Bonneville Power Administration.

     Accounts Receivable increased $723,181 to $1,164,062 reflecting higher sales for the period.

     Working Capital at April 30, 2000 was $6,437,087 compared to $4,766,016 at July 31, 1999.

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

     As of April 30, 2000 the Registrant's backlog of orders stands at $4.6 million, a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.


STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the three months ended April 30, 2000 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 1999.


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



























				SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrants Caused this report to be signed on its behalf by the undersigned, thereunto and Duly authorized.
						CONOLOG CORPORATION
DATE: May 25, 2000
						By /s/ Robert S. Benou

							  Robert S Benou
							 President and Chief
							  Executive Officer


1

9