Form 10KSB
period 2000-07-31
CONOLOG CORP
filed 2000-10-30
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 X 	Annual  Report Pursuant to Section 13  or  15(d)  of  the
Securities
	Exchange Act of 1934
      For the fiscal year ended July 31, 2000 (No Fee Required)

   	Transition Report Pursuant to Section 13 or 15(d) of the
Securities
        Exchange Act of 	1934 for the transition period
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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $0.97 on October 27, 2000 was $8,792,040

The number of shares outstanding of the Registrant's common stock outstanding as of October 27, 2000 was 9,063,959

DOCUMENTS INCORPORATED BY REFERENCE FORM 10-KSB
JULY 31, 2000

TABLE OF CONTENTS
PART I
Item 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 15

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 16

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . 16

Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . 18

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . . 18

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . ..20

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .20

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS. . . . . . . . . . . . . . . .20

Item 11. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT. . . . . 22

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 25

PART IV
Item 14. EXHIBITS AND REPORTS. . . . . . . . . . . . . . . . . . . . 25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28















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

	In September 1998, Conolog entered into the temporary staffing industry with its acquisition of Atlas Design, a human resource company. Atlas Design provides short and long-term qualified engineering and technical staff to major companies as well as human resource consulting. The Company plans to utilize the qualified engineering and technical staff in support of Conolog's longer-term contracts including the PTR1500 series.

	In August 2000, Conolog acquired Independent Computer Maintenance Corporation, a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks to businesses in the greater New York metropolitan area.

History

	The Company was organized in 1968 and was engaged primarily in the design and manufacture of electronic components and systems for military applications.

	The Company, in July 1971, merged with DSI Systems, Inc., then engagedin the development and manufacture of terminal viewers for digital retrieval of microfilm. Later that year, the name was changed from DSI Systems, Inc. to Conolog Corporation.

	By 1980 it became apparent that the military segment of the business was growing while the terminal viewer segment was a drain on cash and other resources. By the year end the terminal viewer business was discontinued and the inventory relating thereto was written off, allowing the Company to concentrate on its military business.

	In 1981 the Company acquired one of its customers, INIVEN
Corporation   ("INIVEN").  At that time, the Company was manufacturing,
on behalf of INIVEN, a line of transmitters and receivers used for controlling and transceiving the measurement of the flow of gases and liquids, by gas and water utilities for controlling the flow of waste water and sewage and measuring and controlling traffic.

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

	Testing of the Company's first commercial product group, the Teleprotection Series PTR-1000, was under way in the latter part of 1992 by Bonneville Power Administration. This detailed test permitted the Company to "fine tune" the product for power transmission applications. In March 1994, the PTR-1000 was approved for use by Bonneville and thereafter by other utilities and municipalities.

	Following the PTR-1000, in 1993, the Company introduced its "98 Series" Tone Products for water, gas, telephone and oil companies, waste water, traffic control and airports. In 1994 the Company unveiled the Power Supply Series (allowing the various utilities to power-up the equipment from any power source), the "40 Series" for transmission of analog variable data (water levels, gas pressures and temperature) and the Multiplexer Series, which permits the transmission of up to 900 separate data points, again using a telephone line,
microwave link, or satellite.   In 1994 the Company also introduced the
"68 Series" tone products. This series is the "98 Series" repackaged mechanically specifically for customers with older systems wanting to upgrade to DSP technology without the expense of a complete mechanical installation. The "68 Series" offers the entire line offered by the "98 Series". In 1995, the Company introduced a stand-alone "98 Series" transmitter and receiver for field installations and a wide range fiber optic interface for the Iniven products. The fiber optic interface is also available as a stand-alone coupling device. The Company launched its industrial grade 1200 Baud Modem for data transmission/ communication, and completed the PTR-1000 Systems options. Throughout 1997 and 1998, the Company designed and is in the process of completing and building the PTR-1500 Quad System, Protection Equipment, exclusively for the General Electric Company ("GE"), to be labeled GE-NS50 Series, for worldwide sales as detailed in the agreement between GE and Conolog dated April 1, 1997.

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

	In August 2000, the Company acquired Independent Computer Maintenance Corporation, a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks to businesses in the greater New York metropolitan area.


General Description

Products

	The Company is engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy;
(ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies;
(iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by the Company); (iv) audio receivers anddemodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by the Company) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic "networks" which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, and (VII) multiplexer supervisory controls, which enable callers with high volumes of supervisory data to transmit on fewer phone lines.

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


Present Status/Business Product Description

     The Company is presently engaged in four basic market segments:

          (A)  Commercial Sales (Under the trade-name "INIVEN" (a
               Division of Conolog))

		- Direct sales to end users

		- Sales to system assemblers

		- Sales to contractors/installers

          (B)  Military Sales

		- Direct contract sales to the military

		- As subcontractor to systems producers

		- Foreign governments

          (C) Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

	    (D)  Other Ventures

		- Short and long term qualified engineering and technical
              services as well as human resource consulting (Under the trade name "Atlas Design")

		- Computer system and network consulting services (Under
              the trade name Independent Computer Maintenance
              Corporation")

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

(1) PTR-1000 Teleprotection Series

     This product is designed for use exclusively by electric power generators (electric utilities and cogenerators) in order to protect their transmission and distribution lines. The PTR-1000, by monitoring the output signal of the transmission equipment in less than one hundredth of a second protects the transmission and distribution lines.

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

    Existing installations not properly protected, improving efficiency and reducing down time.

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

     Sales for this line are primarily for the replacement of existing installations and for expansion of these installations where it would not be economical to install the latest technology, which would not be mechanically compatible.
     Sales to this market are made in the same manner as the PTR-1000 market except that manufacturers' representatives specialize in selling to this diverse market.

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

     Sales of these products are made by the same agents who sell the Company's GEN-1 products, but are also directed to encompass more sophisticated users with larger amounts of data and control points.
The mechanical configuration of the "98" series is more compact, permitting more equipment in a given space, while performing many more
functions when it is connected to the "40" Series.   The "68" Series is
the "98" Series repackaged mechanically specifically for customers with older systems permitting them to upgrade their systems to DSP technology. The "40" Series, when connected to the "98" or "68" in the same chassis, permits the continuous monitoring of variable data. Typical applications for these products include transmission of the variable data (such as volume, temperature, pressure and moisture) for water, gas, industrial gases, oil, gasoline, transportation equipment and telephone exchanges, and for use at airports, tunnels and bridges and for security and electricity systems.


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

Recent Developments

      In August 2000, Conolog acquired substantially all of the operating assets of Independent Computer Maintenance Corporation, a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks to businesses in the greater New York metropolitan area. As consideration for the assets, Conolog issued 100,000 shares of its Common Stock, with additional shares issuable if the price per share of the Common Stock is less than $2.00 on the first anniversary of the closing. Conolog also paid $100,000 in cash, and placed approximately $300,000 into escrow to be released to the seller at a rate of two dollars for every dollar of earnings before income tax generated by the acquired assets during the first year following the closing.

     The Company is currently undergoing ISO 9000:2000 certification, funded by a grant by the State of New Jersey. They anticipate completion by the end of December 2000.

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

Largest Customers

     Sales to the Company's major customers during fiscal 2000 (Schering-Plough, Superior Bank, and Degussa Corporation) totaled $1,353,521 (24% of all sales). Sales to the Company's major customers during fiscal 1999 (Schering Plough Corporation, Newark Beth Israel Hospital and Lockheed Martin) totaled $1,029,935 (41% of all sales). None of these customers has or had any material relationship other than business with the Company.







Raw Materials

 Inventory

     The Company believes that it has adequate sources of raw materials available for use in its business. The Company's products are assembled from a variety of standard electronic components, such as integrated circuits, transformers, transistors, passive components
( i.e., resistors, capacitors and inductors),diodes and assorted hardware such as printed circuit boards, connectors and faceplates. The Company is not dependent upon any single supplier. The Company also purchases a number of other electronic components and sub-assemblies from various suppliers. There has been no material increase in the cost of most raw materials and the Company has no reason to anticipate any significant shortage of raw materials in the future.
The Company generally is required to maintain adequate amounts of raw material and parts inventories to meet delivery requirements of customers and to assure itself of a continuous availability of these items.

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

     During fiscal 2000, the Company wrote off $375,099 of its inventory as obsolete.


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

Warranty and Service
     The Company provides a twelve-year warranty on its products which covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products are not covered by the Company's warranty.

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


Research and Development

 New Products

	During fiscal 1998-99 the Company invested approximately $30,000 to complete the accessory modules of the PTR-1500 and extend the range of its Multiplexer products. During fiscal 1999-2000 the Company invested approximately $1,015,322 for
product development and amortization of product costs.   During
fiscal 1999-2000 the Company started development of the PDR-2000 8 channel digital transfer trip communications product. The Company also developed a new platform for it's GEN1 products allowing for its use by the Canadian utilities.

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

Renegotiation

     No material portion of the Company's business has been subject to renegotiation of profits at the election of the Government since 1987.
Employees

     As of July 31, 2000, the Company employed 19 persons on a full-time basis, including 2 in management, 1 in sales, 1 in clerical, 1 in accounting, 1 in purchasing, 2 in engineering and 11 in production. The Company has enjoyed good labor relations.
None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly skilled management, marketing and technical personnel. The Company employs approximately 125 contract employees.


Item 2. PROPERTIES

     In September 1998, the Company sold its facility located at 5 Columbia Road, Somerville, New Jersey in a sale/leaseback transaction in which the Company is leasing approximately 38% of the total space in a three year prepaid lease.

     The Company currently leases an office at 2810 Morris Avenue
Union, NJ to house its Atlas Design personnel. The annual rent is $9,600 per annum.

     The Company is currently leasing an office at 193 Route 17
Paramus, NJ in connection with its Professional Graphics Staffing division of Atlas Design. The rent on the office space is $16,800 for the first year and $18,000 for the two following years.

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


     In the third quarter of fiscal 1999, the Company reached an agreement in principle to purchase substantially all the stock or assets of Hallmark Temps, Inc., for use in conjunction with the Company's Atlas Design business. After discussions were terminated without a definitive agreement having been reached, Conolog began doing business with an entity owned by a former employee of Hallmark. In October 1999, Hallmark filed a lawsuit in the Superior Court of New Jersey seeking a preliminary injunction and damages against the Company. Hallmark alleges that the Company breached a confidentiality agreement executed by the Company and Hallmark. While the litigation is in a very early stage, the Company believes that it has no liability and intends to vigorously defend itself.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

       PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

     The Company's Common Stock and Warrants are thinly traded on the Nasdaq SmallCap Market, under the symbols CNLG and CNLGW, respectively. Prior to the August 1995 Offering, the Common Stock was traded on the OTC Bulletin Board.

        The following table sets forth, for the periods indicated, the high and low prices of the Company's Units (which no longer trade), Common Stock and Warrants traded on the Nasdaq SmallCap Market for 1998, 1999 and the first, second and third quarters of 2000. As of October 27, 2000, the Company's Common Stock was held by approximately 840 shareholders of record.

                  Units        Common  Stock        Warrants

1998          High     Low      High     Low       High     Low

   First       ___     ____     6.00     2.000      2.1875    .4375

   Second
   Quarter    ___     ____      3.875    1.375      1.000     .375

   Third
   Quarter    ___     ____      2.00     0.4375     0.4375    .0625


   Fourth
   Quarter    ___     ____      1.625    0.4375     0.25      .0625





                    Units        Common  Stock        Warrants

1999             High     Low      High     Low       High     Low

   First
   Quarter    ____    _____	   2.75	.8750	     .4375    .0625

   Second
   Quarter    ____     _____     2.375    1.25       .375     .0625

   Third
   Quarter    ____     _____     1.75      .875      .3125    .125

   Fourth
   Quarter    ___     ____      1.5625     .6562      .1562   .125


                    Units        Common  Stock        Warrants

2000             High     Low      High     Low       High     Low

   First
   Quarter    ____    _____	   7.0625    .625	     1.7188    .0938

   Second
   Quarter    ____     _____     3.9688   1.75        .8438    .375

   Third
   Quarter    ____     _____     1.9375    .75        .4062    .1875


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










Item 6.  SELECTED FINANCIAL DATA
                       			Year Ended
                      			 July 31,
(in thousands, except 	  2000	      1999
per share amounts)

Operations Summary:

Net sales and other   	 $5,758			$2,555
income

Net income (loss)        (1,884)			(1,043)

Income (loss)
per primary 		   (.28)	              (.24)
share

Balance Sheet
Summary:

 Total assets            $6,657		      $6,620


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     In order to summarize the Company's operating results for the past two years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.

Income & Expense Items as                Income &          Percentage
    a Percentage Of Revenues            Expense Items
Increase/Decrease
    From Operations
      For The Year Ended July 31
          1999                               1999 to           1998 to
                                             2000               1999
         100.0%             Sales &           223.7%           254.3%
                            other
                            income
          70.39             Cost of           190.75           290.7
                            products
                            sold
          26.59             Selling,          141.74            26.2
                            general &
                            administrat
                            ive
           0.0              Interest            0.0            (95.8)
         138.26             Total costs       218.46            91.9
                            & expenses
         (38.26)            Income           (205.86)           40.9
                            (loss)
                            before
                            Income              0.0              0.0
           4.69             taxes
                            (credits)
         (33.57%)           Loss before      (180.62%)          40.9%
                            extraordinary
                            item


* Includes write-offs for obsolete or excess inventory which were 375,099 and $36,313 in 2000 and 1999 respectively.

Results of Operations

2000 Compared to 1999

     Total revenue increased 224% or $3,102,759 from $2,508,373 to $5,611,132 in 2000. The increase was attributable primarily to the expansion of Atlas Design.

     Gross Margins for the years ended July 31, 2000 and 1999 totaled $1,661,624 and $437,791 representing 29.6% and 17.5% of revenues.
Costs of Sales were lower in 2000 than compared to 1999 due to efficiencies.

     Selling, General and Administrative expenses decreased from 42% of sales or $1,052,271 in 1999 to 26% of sales or $1,491,595 in 2000 as a result of increased automation.

  The Company did not have any interest expense for fiscal year 2000 compared to $945 of interest expense in fiscal year 1999.

     As a result of the foregoing, the Company reported a net loss of $1,883,663 or $0.28 per share, compared to a net loss of $1,042,919 or $0.24 per share for fiscal 1999.


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


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at July 31, 2000 was $5,383,454 compared to $4,766,016 at year ended July 31, 1999. The improvement in the working capital is primarily attributable to higher cash reserves from the conversion of debentures during the year.

     Accounts receivable have increased from $351,881 at year-end July 31, 1999 to $862,453 at July 31, 2000. This increase of $510,572 is the result of the increased sales and related receivables generated by Atlas Design which is primarily engaged in providing engineers and other personnel to major companies.

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



Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Conolog Corporation, together with notes and the Independent Auditors Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                            PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                           MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 2000.



NAME AGE          POSITION

Robert S. Benou      66            President and Director

Arpad J. Havasy      64            Executive Vice President,
                                   Secretary, Treasurer and
                                   Director

Louis S. Massad      63            Director

Marc R. Benou      33              Vice President, Assistant
                                   Secretary and Director

Edward J. Rielly     33            Director

Thomas Fogg          65            Vice President-Engineering



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

     Louis S. Massad has been a Director of the Company since
April 1995.  Mr. Massad was Vice President, Chief Financial
Officer and Director of Computer Power Inc. from 1986 to 1998.
Mr. Massad has been the Chief Financial Officer of Integ.Com Corp since 1998. Mr. Massad holds a BS and MS degree from Cairo University Egypt) and an MBA from Long Island University, New York.

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

      Edward J. Rielly has been a Director of the Company since January 1998. Mr. Rielly is a Senior Consultant with Esavio Corporation. From February 1998 to February 2000, Mr. Rielly was an Application Developer with Chubb Corporation. From 1993 to 1998, Mr. Rielly was an Application
Developer with the United States Golf Association. Mr. Rielly is a graduate of Lehigh University and holds a BS in Computer Science.

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

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President, the only executive officer whose aggregate remuneration exceeded $100,000 in each of the Company's two fiscal years ended July 31, 2000 and 1999:


                      Summary Compensation Table

                    Annual Compensation      Long Term Compensation

Name and                             Other Annual
Principal   Fiscal                   Compensation
Position   Year-End  Salary       Bonus            Awards   Payouts


Robert	 2000    $210,000        0               0         0
Benou,
President    1999    $190,000        0               0         0

             1998    $170,000        0               0         0

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


     Incentive stock options may only be granted to employees of the Company and not to directors or consultants who are not so employed. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of the Common Stock as determined by the Option Committee on the date of grant. All incentive stock options under the Option Plan must be granted within ten (10) years from the date of adoption of the Option Plan and each option must be exercised, if at all, within ten(10)years of the date of grant. In no event may any employee be given incentive stock options whereby more than $100,000 of options become exercisable for the first time in a single calendar year. All incentive stock options must be exercised by an option within three (3) months after termination of the optionee's employment, unless such termination is as a
result  of  death, disability or retirement.   In the event an
optionee's employment is terminated as a result of death or disability, such optionee or his designated beneficiary shall be entitled to exercise any and all options for a period of twelve
(12) months after such termination. If an optionee's employment is terminated as a result of retirement, the optionee shall be entitled to exercise his options for a period of twenty four (24) months following such termination.

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

     On March 12, 1998, the Company entered into a five-year employment with Dina Stellwagen to serve as Corporate Development Manager.
Base salary is $50,000 per annum with annual increases of $4,000.

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


      Name and             Amount and
      Address  of          Nature of
   Beneficial Owner(1)  Beneficial Ownership       % of Ownership

Robert S. Benou                714,400                 7.9%

Arpad J. Havasy                 68,625                 0.8%

Marc R. Benou                  142,000                 1.6%

Louis Massad                    22,500                 0.2%

Thomas Fogg                     60,000                 0.7%

Edward J. Rielly                21,500                 0.2%

All Executive Officers
and Directors as a Group
(6 Persons)                  1,029,025                11.4%

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









                             PART IV
Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)Financial Statements

Balance Sheets as of July 31, 2000 and 1999                      F-2-3

Statements of Operations for the years ended
   July 31, 2000 and 1999  						     F-4

Statements of Stockholders' Equity for the years
   ended July 31, 2000 and 1999                                  F-5

Statements of Cash Flows for the years ended July 31, 2000 and
   1999                                                          F-6-7

Notes to Financial Statements                               10  to-17


Index of Exhibits
Exhibit No. Description of Exhibit

1(a)#       Form of Underwriting Agreement

1(b)#       Form of Selected Dealer Agreement

1(c)#		Form of Agreement Among Underwriters

3(a)		Certificate of Incorporation  - incorporated by reference
to the
            Registrant's Exhibit 3.01 to Registration Statement on Form S-1 (File No. 2-31302).

3(b)		Certificate of Amendment of Certificate of Incorporation  -
            incorporated by reference to Exhibit 3.02 to the Registrant's Registration Statement on Form S-1 (File No.
            2-31302).

3(c)		Certificate of Amendment of Certificate of Incorporation
            incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K for July 1971.

3(d)		Certificate of Ownership and Merger with respect to the
merger of Data Sciences (Maryland) into the Registrant and
            the change of Registrant's name from "Data Sciences
            Incorporated" to "DSI Systems, Inc." - incorporated by reference to Exhibit 3.03(a)to the Registrant's
            Registration Statement on Form S-1 (File No. 2-31302).

3(e)		Certificate of the Designation, Preferences and Relative,
Participating, Option or Other  Special Rights and
            Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to Exhibit 3.04 to the Registrant's Registration Statement on Form S-1 (File No. 2-31302).

3(f)		Certificate of the Designation, Preferences and Relative,
Participating, Option or Other Special Rights and
            Qualifications, Limitations or Restrictions thereof of the Series B Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K for November 1972.

3(g)		Certificate of Ownership and Merger respecting merger of
Conolog Corporation into the Registrant and the changing of
            the Registrant's name from "DSI Systems, Inc." to "Conolog Corporation" - incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K for June 1975.

3(h)		Amended By-Laws - incorporated by reference to Exhibit 3(h)
            to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4(a)#       Specimen Certificate for shares of Common Stock
 (b)#       Specimen Certificate for Class A Warrant

 (c)#       Form of Warrant Agreement

 (d)#       Form of Representative's Unit Purchase Option

 (e)#       Form of Financial Consulting Agreement

 10.1 Credit Facility documents between Manufacturers Hanover Trust Company and the Registrant pursuant to which Registrant obtained a Credit Facility for $4,000,000 - incorporated by reference to Exhibit 6A-D to the Registrant's Current Report on Form 8-K dated April 5, 1989.

10.2 #     Conolog Corporation 1995/1996 Stock Option Plan.

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

10.7**** Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation

10.8**** Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation

10.9*****   Employment Agreement dated March 1, 1998 between Dina
            Stellwagen and Conolog Corporation
___________________

#	Incorporated by reference to Registrant's Annual Report on Form
10-K for the year ended July 31, 1999, as filed on October 28, 1999.

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


					Conolog Corporation
					By:/s/ Robert S. Benou
October 30, 2000			President, Chief Executive
					Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 30, 2000
						/s/Robert S. Benou
					President, Chief Executive Officer
						and Chairman of the Board

October 30, 2000				/s/Arpad J. Havasy
					Executive Vice President, Secretary,
						Treasurer and Director

October 30, 2000				/s/Marc R. Benou
				Vice President, Assistant Secretary and
                                      Director

October 30, 2000				/s/Louis S. Massad
							Director

October 30, 2000				/s/Edward J. Rielly
							Director










	Independent Auditors' Report


To the Board of Directors of
Conolog Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of Conolog Corporation and Subsidiary as of July 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significantestimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and Subsidiary as of July 31, 2000, and the results of its operations and its cash flows for the years ended July 31, 2000 and 1999, in conformity with generally accepted accounting principles.




Bridgewater, New Jersey
October 20, 2000


















Conolog Corporation and Subsidiary

Consolidated Financial Statements

July 31, 2000








Annual Report on Form 10-KSB

Item 8, Item 14 (a)(1) and (2)

Consolidated Financial Statements

Year Ended July 31, 2000



































Conolog Corporation and Subsidiary

Somerville, New Jersey





Form 10-KSB - Item 14 (a) (1) and (2)
Index to the Consolidated Financial Statements
Conolog Corporation and Subsidiary
July 31, 2000



                                                                Page

The following consolidated financial statements of the registrant are included in Item 14:

Independent Auditors' Report                               F-1
Consolidated Balance Sheet - July 31, 2000           F-2 - F-3

Consolidated Statements of Operations -
     Years Ended July 31, 2000 and 1999                    F-4

Consolidated Statements of Stockholders' Equity (Deficiency) -
      Years Ended July 31, 2000 and 1999                   F-5

Consolidated Statements of Cash Flows -
      Years Ended July 31, 2000 and 1999
                                                     F-6 - F-7

Notes to the Consolidated Financial Statements      F-8 - F-17




















Conolog Corporation and Subsidiary
Consolidated Balance Sheet
July 31, 2000



Assets
Current Assets
Cash and equivalents                              $   1,297,031
Accounts reveivable - less allowances of $6,000         862,453
Inventories
Finished Goods                                          927,358
Work-in-process                                       1,077,608
Matereials and Supplies                               2,916,583

Other current assets

Deposit on asset purchase                               494,360
Prepaid consulting fees                                 205,241
Other current assets                                    121,259
Total Current Assets                                  5,896,927

Property, Plant and Equipment
Leasehold improvements                                   30,265
Machinery and equipment                               1,332,457
Furniture and fixtures                                  420,691
Computer software                                        28,508
                                                      1,811,921
Less allowance for depreciation and amortization      1,652,028
                                                        159,893
Goodwill, net of accumulated amortization of $5,824     137,412
Prepaid consulting fees                                 189,310
Other assets                                             10,083
Deferred tax asset                                      263,000
Total Assets                                      $   6,656,625
                                                ----------------

See notes to the consolidated financial statements




















Liabilities
Current Liabilities
Accounts payable                                  $      69,048
Accrued payroll                                          68,712
Accrued expenses                                        315,213
Deferred gain on sale of assets                          60,500
Total Current Liabilities                               513,473
Deferred gain on sale of assets                          10,083
Total Liabilities                                       523,556
Stockholders' Equity
Preferred Stock, par value $.50; Series A; 4%            77,500
   cumulative; 162,000 shares authorized;
   155,000 shares issued and outstanding
Preferred Stock, par value $.50; Series B; $.90             597
    cumulative; 50,000 shares authorized; 1,197
    shares issued and outstanding
Common Stock, par value $.01; 20,000,000 shares          84,188
    authorized; issued 8,418,844 shares, including
    8,813 shares held in Treasury
Contributed Capital                                  17,739,479
Retained Earnings (Deficit)                         (11,636,961)
Treasury Shares at Cost                                (131,734)
Total Stockholders' Equity                            6,133,069
Total Liabilities and Stockholders' Equity        $   6,656,625
                                                  --------------





See notes to the consolidated financial statements.

























 	Conolog Corporation and Subsidiary
	Consolidated Statements of Operations

                                          Year Ended July 31,
                                         2000             1999

Service revenue                    $  4,373,121      $  1,436,117
Product revenue                       1,238,011         1,072,256

   Total Revenue                      5,611,132         2,508,373

Costs of service revenue              3,515,711         1,100,250
Costs of product revenue                433,797           970,332

   Total Cost of Revenue              3,949,508         2,070,582

   Gross Profit                       1,661,624           437,791

Selling, general and administrative   1,491,595         1,052,271
Income (Loss) From Operations           170,029          (614,480)
Other Income (Expense)
Interest income                          86,784            47,284
Interest expense                           -                 (945)
Gain on sale of assets                   60,500           464,206
Write-off of obsolete or excess        (375,099)          (36,313)
     inventories
Capital raising activities             (360,400)         (187,065)
Employee bonus                         (371,280)         (715,406)
Amortization of product costs          (220,328)                -
Marketing and product development      (794,994)                -
Legal fees                             (341,677)                -
Total Other Income (Expense)         (2,316,494)         (428,239)
Loss Before Income Taxes             (2,146,465)       (1,042,719)
(Benefit from) Provision for Income    (262,802)              200
          Tax
Net Loss                           $ (1,883,663)    $  (1,042,919)

Loss from Continuing Operations    $ (.28)          $ (.24)
      per share

Loss Per Share - Basic             $ (.28)          $ (.24)

               - Assuming Dilution $ (.28)          $ (.24)






See notes to the consolidated financial statements








                      Conolog Corporation and Subsidiary
              Consolidated Statement of Stockholders' Equity


                             Series A  Series B
                            Preferred  Preferred Common Contributed
                            Stock       Stock     Stock   Capital

Balance at July 31, 1998     77,500      597     3,724,773   9,643,215
Debt to equity conversion         -        -       300,000           -
Additional shares issued to
   employees                      -        -       746,000      34,719
Additional shares issued to
   consultants                    -        -     1,142,143     438,054
Net loss for the year             -        -             -           -
Dividends                         -        -             -       4,180
Change in par value from
   $1.00 to $0.01                 -        -    (5,853,786)  5,853,786
Balance at July 31, 1999     77,500      597        59,130  15,973,954

Debt to equity conversion         -        -        17,000   1,683,000
Additional shares issued to
   employees                      -        -         6,160     411,359
Additional shares issued to
   consultants                    -        -         7,500     502,500
Additional shares issued for
   commissions                    -        -           700      46,900
Purchase of treasury stock
   (at cost)                      -        -             -           -
Remitted shares due to
   ammended consulting            -        -        (7,572) (1,060,000)
     agreement
Sale of treasury stock            -        -             -      84,496
Additional shares issued for
   prepaid acquisition            -        -         1,270      93,090
Net loss for the year             -        -             -           -
Dividends                         -        -             -           -
Balance at July 31, 2000     77,500      597        84,188  17,739,479
                             ======      ===        ======  ==========
















                 Conolog Corporation and Subsidiary
          Consolidated Statement of Stockholders' Equity
                          (Continued)

                                Retained                     Total
                                Earnings     Treasury    Stockholders'
                                (Deficit)      Stock         Equity

Balance at July 31, 1998      (8,702,019)    (131,734)     4,612,332
Debt to equity conversion              -            -        300,000
Additional shares issued to            -            -        780,719
   employees
Additional shares issued to            -            -      1,580,197
   consultants
Net loss for the year         (1,042,919)           -     (1,042,919)
Dividends                              -            -              -
Balance at July 31, 1999      (9,749,118)    (131,734)     6,230,329

Debt to equity conversion              -            -      1,700,000
Additional shares issued to            -            -        417,519
   employees
Additional shares issued to            -            -        510,000
   consultants
Additional shares issued for           -            -         47,600
   commissions
Purchase of treasury stock (at cost)   -      (11,638)       (11,638)
Remitted shares due to amended         -            -     (1,067,572)
   consulting agreement
Sale of treasury stock                 -       11,638         96,134
Additional shares issued for           -            -         94,360
   prepaid acquisition
Net loss for the year         (1,883,663)           -     (1,883,663)
Dividends                         (4,180)           -              -
Balance at July 31, 2000     (11,636,961)    (131,734)     6,133,069
                             ============    =========     =========



See notes to the consolidated financial statements.



















	Conolog Corporation and Subsidiary
	Consolidated Statements of Cash Flows


                                                 Year Ended July 31,
                                              2000             1999
Cash Flows From Operating Activities
Net Loss                                 $  (1,883,663)   $(1,042,919)

Adjustments to Reconcile Net Loss to Net Cash used
   In Operating Activities
Common stock for commissions                   47,600               -
Common stock base compensation                371,280         715,406
Common stock for consulting fees              510,000         107,206
Depreciation and amortization                  49,928          39,407
Gain on disposition of assets                      -         (413,789)
Deferred income taxes                        (263,000)              -
(Increase)Decrease in Operating Assets
Accounts receivable                          (510,572)       (307,404)
Inventories                                   277,132          16,553
Other current assets                           (4,639)        (72,733)
Other assets                                   69,575         (69,855)
Increase(Decrease) in Operating Liabilities
Accounts Payable                               19,445         (11,241)
Accrued expenses and other liabilities        174,517          63,121
Deferred gain on sale of assets               (60,500)        131,083
Net Cash Used in Operating Activities      (1,202,897)       (845,165)

Cash Flows From Investing Activities
Purchase of equipment and leasehold           (70,890)        (62,604)
      improvements
Proceeds from sale of assets                        -         719,684
Deposit on asset purchase                    (400,000)       (143,237)
Net Cash (Used In) Provided by Investing     (470,890)        513,843
     Activities

Cash Flows From Financing Activities
Proceeds from sale of treasury stock           96,100               -
Purchase of treasury stock                    (11,604)              -
Proceeds from issuance of stock options        43,750          65,313
Proceeds from sale of convertible           1,700,000         300,000
     debentures
Net Cash Provided by Financing Activities   1,828,246         365,313

Net Increase in Cash and Equivalents          154,459          33,991

Cash and Equivalents at Beginning of Period 1,142,572       1,108,581

Cash and Equivalents at End of Period     $ 1,297,031    $  1,142,572
                                          -----------    ------------




See notes to the consolidated financial statements.

	Conolog Corporation and Subsidiary
	Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

                  Year Ended July 31,
                   2000            1999
Interest         $     -          $  945
Taxes            $  200           $  200




SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      During the year ended July 31, 2000, the Company satisfied $1,700,000 of convertible debentures with conversion of the bonds to 1,700,000 common stock shares.

      During the year ended July 31, 2000, the Company issued 1,270 shares of its common stock for prepaid consulting fees.

      During fiscal years ended July 31, 2000 and 1999, the Company issued 750,000 and 1,142,143 shares of common stock, respectively, for consulting services. Of the 1,142,143 shares of common stock issued during fiscal year ended July 31, 1999, 757,143 were remitted in the current fiscal year due to an amendment of the consulting agreement.

      During fiscal year ended July 31, 1999, the Company satisfied the $300,000 convertible debentures with conversion of the bonds to 300,000 common stock shares.





See notes to the consolidated financial statements


















	Conolog Corporation and Subsidiary
	Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization
      Conolog Corporation (the "Company") is in the business of design, manufacturing and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmissions and reception and other communication areas. The Company's products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets. The Company's customers include primarily industrial customers, which include power companies and various branches of the military.

     During the year ended July 31, 1999, the Company formed a wholly owned subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Inc. and is currently operating under the trade name, Atlas Design. Atlas Design provides short term and long term qualified engineering and technical staff, as well as human resource consulting to various industries.

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

Inventories
      Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Plant and Equipment
      Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Depreciation and amortization was $57,037 and $39,407 for the years ended July 31, 2000 and 1999, respectively.

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

Goodwill
      Goodwill represents the excess of the purchase price of assets acquired over the fair market value at the date of acquisition and is being amortized on the straight line method over 40 years. Amortization expense charged to operations was $2,695 and $3,129 for the years ended July 31, 2000 and 1999, respectively.

Advertising Costs
      Advertising costs are charged to operations when incurred.
      Advertising expense was $23,679 and $20,589 for the years ended July 31, 2000 and 1999, respectively.


Securities Issued for Services
      The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation, consulting and commission expense is recorded for the fair market value of the stock issued.

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

 Loss Per Share of Common Stock
      Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The number of shares used in the computations were 6,825,779 and 4,336,009 for 2000 and 1999, respectively. The effect of assuming the exchange of the warrants, Series A Preferred Stock and Series B Preferred Stock in 2000 and 1999 would be anti-dilutive.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could difer from those estimates



                       Conolog Corporation
            Notes to the Consolidated Financial Statements

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

      Total rental expense for all operating leases of the Company amounted to approximately $92,922 and $58,000 during the years ended July 31, 2000 and 1999, respectively.

      The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2000

Year Ending July 31,
2001                                  $ 17,300
2002                                    18,000
2003                                    17,500
                                      ---------
Total minimum payments required       $ 52,800
                                      =========


INCOME TAXES

      The income tax (benefit) provision is comprised of the following:

                                 July 31,
                              2000                   1999
Current Income Taxes
  Federal               $       -               $        -
  State                         -                      200
Deferred Income Taxes
  Federal                       -                        -
  State                  (262,802)                       -
                        ----------              -----------
                        $(262,802)              $      200
                        ==========              ===========
      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D" Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2000, the Company entered into an agreement under which it sold a portion of its NOL carryover. The total proceeds of this transaction was recorded as a benefit in the accompanying financial statements.


                              Conolog Corporation
                 Notes to the Consolidated Financial Statements



      A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

                                         July 31,
                                         2000         1999

Federal statutory tax rate              (34.0)%      (34.0)%

Valuation Allowance on Net Operating    (21.8)        34.0
   Loss Carryover
Permanent and other differences         (12.2)%         -%
						   _______       ______


      Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.

      The temporary differences causing deferred tax benefits are primarily due to net operating loss carryforwards. At July 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $7,592,115 and $3,586,754, respectively, which are available to offset future Federal and State taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

                                          Federal       State
2005                                  $     -         $ 644,713
2006                                        -           859,586
2007                                        -         2,082,455
2013                                  253,276                 -
2014                                1,232,010                 -
2015                                  957,538                 -
2017                                  550,752                 -
2018                                1,656,388                 -
2019                                  859,696                 -
2020                                2,082,455                 -
                                    ----------        ----------
                                   $7,592,115        $3,586,754

     At July 31, 2000 the Company has available unused general business credits that may provide future tax benefits and expire as follows:

									Amount
2001                                      $  12,100
2002                                         26,300
2003                                         64,900
                                           --------
                                           $103,300



                              Conolog Corporation
	Notes to the Consolidated Financial Statements

The Company's deferred tax asset is comprised of the following temporary differences:

                                          Federal      State

Net operating losses and tax credit    $ 2,581,319    $322,808
    carryforwards
Less: valuation allowance                2,581,319      59,808
                                       -----------    ---------
Net Deferred Tax Assets                 $        -    $263,000

The net change in the valuation allowance was $767,504 in 2000 and $63,000 in 1999.



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


      The total expense for the above plan amounted to $66,830 and $68,763 for the years ended July 31, 2000 and 1999, respectively.

CAPITAL STOCK

      The Series A Preferred Stock provides 4% cumulative dividends, which were $95,983 ($0.62 per share) in arrears at July 31, 2000. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred
      Stock and payment of $1,200 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

      The Series B Preferred Stock provides cumulative dividends of $.90 per share which were $31,294 ($26.14 per share) in arrears at July 31, 2000. In addition, each five shares of Series B Preferred Stock is convertible into 1 share of Common Stock. The Company may redeem the Series B Preferred Stock at $15 per share plus accrued and unpaid dividends.

      The Company has reserved 155,241 shares of Common Stock for Series A and B Preferred Stock.


                                Conolog Corporation
                  Notes to the Consolidated Financial Statements


WARRANTS

      The Company issued common stock purchase warrants separately and as a part of the previous offerings as follows:

Date of Grant           Number of   Exercise    Original     Extended
                        Shares      Price Per   Expiration   Expiration
                                    Share       Date         Date
8/16/95                1,135,750    $6.00       8/16/98      8/16/02
1/21/98                2,901,200    $6.00       8/30/02       -
1/21/98                1,200,000    $5.25       1/21/01       -




CONVERTIBLE DEBENTURES

     The Company and CLOG LLC have entered into an Option Agreement, dated as of December 22, 1998, which was amended and restated as of May 5, 1999 (the "Option Agreement"). Pursuant to the Option Agreement, the Company has granted an option to CLOG to purchase convertible debentures of the Company having a aggregate principal amount of up to $2,000,000. CLOG's option may be exercised at any time prior to December 31, 1999.

     Each convertible debenture is convertible into common stock of the Company at a conversion rate of $1.00 per share, the fair market value of the common stock on the date of the Option Agreement. The Option Agreement provides that the voting power of any Conversion Shares owned by CLOG will be voted in the same manner as shares voted by all other shareholders of the Company. As of December 31, 1999 CLOG exercised their option for 2,000,000 convertible debentures and converted them to common stock.

MAJOR CUSTOMERS

     The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

 Year Ended      Sales to Major      Number of         Percentage of
	              Customers           Customers          Total

     2000        553,194                 1                 10
     1999      1,029,935                 3                 41








                              Conolog Corporation
                	Notes to the Consolidated Financial Statements


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

      The Vice President of the Company entered into an employment agreement on June 1, 1997. The agreement is for a period of five years expiring May 31, 2002. Pursuant to the terms of the agreement, the officer is to receive a base salary of $55,000 for the period June 1, 1997 through May 31, 1998 and an increase of $6,000 per annum for each twelve month period thereafter. The agreement also calls for an annual bonus equal to 3% of the Company's income before income taxes as stated in its annual Form 10-K. The Vice President is entitled to participate in all general pension, profit-sharing, life, medical, disability and other insurance and executive benefit plans at any times in effect for executives of the Company, however, the Company is not obligated to establish or maintain any of the aforementioned executive benefit plans. The Company will also provide an automobile for the use of the Vice President and reimburse him for all ordinary and necessary business expenses. A noncompetition/nonsolicitation restriction applies for six months after termination of employment. Upon termination without cause the agreement provides for severance compensation equal to 2.99 times the average annual compensation paid by the Company.


      On March 1, 1998, the Company entered into an employment agreement with a Company executive to serve as a Corporate Development Manager for a period of five years. Base salary under the agreement is $50,000 per annum with annual increases of $4,000. The agreement calls for the Corporate Development Manager to receive a quarterly bonus of 5,000 shares of Conolog Corporation stock that have not been registered and eligible for sale under Rule 144. Eligibility for all general pension, profit-sharing, life, medical disability and other insurance and executive benefit plans is provided under the agreement, however, the Company is not obligated to establish or maintain any of the aforementioned executive plans. The Company will also provide an automobile for the use of the Corporate Development Manager and reimburse her for all ordinary and necessary business expenses. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.

Legal Matters
      In December 1998, the Company was named in two related litigations pending, one in the United States District Court for the southern district of New York and the other in Superior Court of New Jersey. The first of the pending litigations was commenced in 1993. Thelitigations relate to a dispute concerning real property acquired in 1984. While the property is near real property formerly owned by Conolog, Conolog was not a party to that transaction. The claim made against Conolog alleges that Conolog contributed to environmental contamination of the property acquired in 1984. The New York litigation has been dismissed, although the dismissal is on appeal. The New Jersey litigation is in its early stages, insofar as Conolog is concerned. However, the Company believes that it has no liability and intends to vigorously defend itself.

      In the third quarter of fiscal 1999, the Company reached an agreement in principle to purchase substantially all the stock or assets of Hallmark Temps, Inc. for use in conjunction with the Company's Atlas Design business. After discussions were terminated without an agreement having been reached, Conolog began doing business with an entity owned by a former employee of Hallmark. In October 1999, Hallmark filed a lawsuit in the Superior Court of New Jersey seeking a preliminary injunction and damages against the Company. Hallmark alleges that the Company breached a confidentiality agreement executed by the Company and Hallmark. While the litigation is in a very early stage, the Company believes that it has no liability and intends to vigorously defend itself.


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

      On February 8, 2000, the Company granted 70,000 options to purchase the Company's common stock at $.625 per share. All options granted on this date were exercised.

      During fiscal year ended July 31, 1999, the Company granted
      105,000 options to purchase the Company's common stock at $.6875 per share. All options granted were exercised.

      No incentive stock options or nonqualified options were granted during fiscal years ended July 31, 2000 and 1999.

      No stock options were outstanding as of July 31, 2000.


COMMON STOCK ISSUED FOR SERVICES

Consulting Agreements
      In June of 1999 the Company entered into a consulting agreement with the NYBOR Group Inc. ("NYBOR") In consideration for such services the Company granted 1,057,143 shares of common stock to the NYBOR. This agreement expires on December 31, 2004. In January of 2000, the Company and NYBOR amended the original consulting agreement resulting in the remittance of 757,143 shares by NYBOR.

      In November 1998 the Company entered into a consulting agreement with Paul B. Radler and Associates and Maple Business
      Consultants. In consideration for such services the Company granted 35,000 shares of common stock. These agreements expired on October 31, 1999.

      On February 1, 2000, the Company entered into a six month agreement with National Financial Communications Corporation ("NFC"), whereby NFC would provide public relations, communications, advisory and consulting services to the Company. In consideration of such services, NFC received $10,000 upon the signing of the agreement and 100,000 shares of the Company's common stock, during the term of the agreement. On June 14, 2000, the Company and NFC extended their agreement though December 31, 2000. In remuneration of the contract extension, the Company granted NFC 50,000 shares of common stock .

           On February 1, 2000, the Company entered into a six month agreement with Robert Marks Co., Inc. ("Robert Marks"), whereby Robert Marks would act as a consultant to the Company. In consideration of such services, Robert Marks was granted 100,000 shares of common stock of the Company. On June
       14, 2000, the Company and Robert Marks extended their agreement through December 31, 2000. In remuneration of the contract extension, the Company granted Robert Marks 50,000 shares of common stock of the Company. In May of 2000, the Company entered into a consulting agreement with a former employee, whereby, the former employee would act as consultant to the Company. In consideration of such services, the former employee was granted 10,000 shares of the common stock of the Company. The agreement terminates October 31, 2000.

      In March of 2000, the Company entered into a one year consulting agreement with Southern Origins, Inc. ("Southern Origins"). In consideration of the consulting services to be provided, the Company, at the signing of the agreement, granted Southern Origins 45,000 shares of the Company's common stock. In addition, the Company will grant Southern Origins 30,000 shares of the Company's common stock every ninety days, from the signing of the agreement plus a bonus of 15,000 shares, per ninety day period, may be granted at the discretion of the Company. The agreement terminates February 16, 2001.

      In March of 2000, the Company entered into a one year consulting agreement with Eagle Consulting Services, LLC ("Eagle Consulting"). In consideration of the consulting services to be provided, the Company, at the signing of the agreement, granted Eagle Consulting 45,000 shares of the Company's common stock. In addition, the Company will grant Eagle Consulting 30,000 shares of the Company's common stock every ninety days, from the signing of the agreement plus a bonus of 15,000 shares per ninety day period, may be granted at the discretion of the Company. The agreement terminates February 16, 2001.

      During the year, the Company received consulting services from European Investor Relations Limited. In consideration for such services the Company granted 100,000 shares of the common stock of the Company to European Investor Relations Limited.


      Consulting expense is recorded at the fair market value at the date of grant and is amortized over the life of the contracts. Consulting expense for the years ended July 31, 2000 and 1999 amounted to approximately $540,868 and $107,000, respectively.


Commission Agreement
      On February 1, 2000, the Company entered into a six month commission agreement with Scott Martone, Inc. and Scott Temps
     (Scott Martone), whereby, in addition to monetary remuneration, Scott Martone also received 50,000 shares of the Company's common stock at the signing of the agreement and 25,000 shares at the end of every ninety days, from the date of the signing. Pursuant to the contract, the agreement automatically renewed July 31, 2000 for a term of one year.

Employees
      During the year the Company issued 546,000 shares of the Company's common stock as additional remuneration to certain employees. Compensation expense was recorded at the average fair value of the stock at the time of issuance, $371,220 ($1.025 per share).

      In accordance with the employment agreement between the Company and one of their executives the Company issued 20,000 shares of common stock during fiscal years ended July 31, 2000 and 1999. Compensation expense was recorded at the average fair value of the stock at the time of issuance, 13,600 (.68 per share) and 26,875 (1.34 per share) in 2000 and 1999, respectively.




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


                            Conolog Corporation
              Notes to the Consolidated Financial Statements



SALE - LEASEBACK TRANSACTION

     During the year ended July 31, 1998, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold the building, land and improvements for a realized gain of $595,289 and leased a portion of the building back for a period of three years. The leaseback has been accounted for as an operating lease. Of the total gain realized, $181,500 has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

RECLASSIFICATION

     Certain items in the prior years report have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net income.



REPORTABLE SEGMENTS

     The Company's operations are classified into two principal reportable segments that provide different products or services.


                             Conolog          Nologoc
                          Corporation       Corporation
                          ____________      _____________

Year Ended July 31, 2000

Sales                   $  1,238,011        $  4,373,121
Net Loss                  (1,836,241)            (47,422)
Assets		         5,705,361             951,264
                        -------------        ------------


Year Ended July 31, 1999

Sales                   $  1,072,256        $  1,436,117
Net Loss                    (859,786)           (183,133)
Assets                     6,112,806             507,618
                         -------------        ------------



SUBSEQUENT EVENT

     Effective August 1, 2000, the Company acquired substantially all the assets of Independent Computer Maintenance Corporation (ICM) for $600,000. ICM provides installation, maintenance, and troubleshooting of commercial and corporate computer systems and networks. Under the agreement, Conolog will pay $400,000 cash and issue 100,000 shares of common stock with additional shares of common stock issuable if the price per share of the Company stock is less than $2.00 on the first anniversary after the closing.