Form 10QSB
period 2000-10-31
CONOLOG CORP
filed 2000-12-15
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

Common Stock, par value $.01 per share; 8,519,327 shares outstanding as of December 12, 2000 (inclusive of Treasury Stock).










                                      Conolog Corporation
    				      CONDENSED CONSOLIDATED BALANCE SHEET
					         October 31, 2000

ASSETS					       (Unaudited)

Current Assets:

	Cash					       $    856,846
	Accounts Receivable, less
        allowance of $6,000 	                1,173,875
	Inventories (Note 2)                    3,185,501
	Other Current Assets             	      132,555
      Prepaid Consulting		     	      285,021
						       ------------
	   Total Current Assets		       $  5,633,798

	Property, Plant and Equipment	            174,241
	less accumulated depreciation
      of $1,659,169

	Goodwill				            668,290
      Other Assets			            199,151
	Prepaid Consulting		             90,446
						       ------------
		Total Assets	             $  6,765,926
						       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

	Accounts Payable			           101,738
	Accrued Payroll				      62,239
	Other Accrued Expenses		           147,865
	Deferred gain on sale of assets           55,458
	         				       -----------
	   Total Current Liabilities	       $   367,300
						       -----------



















                                         CONOLOG CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEET

					             October 31, 2000
Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding	                    77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares	                       597

   Common Stock; par value $0.01;
   20,000,000 shares authorized;
   issued 8,518,857 shares, including
   55,813 shares held in Treasury	              85,189

   Contributed Capital	                      17,934,299

   Retained Earnings (Deficit)	         (11,513,019)
   Treasury Shares at Cost	                  (185,940)
						         ------------
	 Total Stockholders' Equity 	         $ 6,398,626
	                                       ------------
	 Total Liabilities and
	   Stockholders' Equity		         $ 6,765,926
                                             ============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






















                                 CONOLOG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

		                      FOR THE THREE MONTHS ENDED
   					            OCTOBER 31,
    	                              2000   	      1999
REVENUES
  PRODUCT REVENUES               $  388,529         $152,356
  SERVICE REVENUES                1,423,676          609,761
                                 -----------         --------
     TOTAL REVENUES              $1,812,205	    $762,117

COSTS OF GOODS SOLD
   PRODUCT COSTS                     78,601          226,409
   SERVICE COSTS                  1,093,895          566,066
                                 ----------         ---------
      TOTAL COSTS OF REVENUES     1,172,496	     792,475
				          ---------	    ---------
GROSS PROFIT		            639,709	    ( 30,358)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES	 	458,023	     369,512
                                  ---------         --------

INCOME (LOSS) FROM OPERATIONS	      181,686	    (399,870)

INTEREST INCOME                       6,105              897
                                  ---------         ---------
INCOME/(LOSS) BEFORE
     TAXES		      	      187,791	    (398,973)
PROVISION FOR TAXES	             63,849            1,120
				          ---------	    ---------
NET INCOME/(LOSS)	               $  123,942	   $(400,093)
				          =========        ==========

EARNINGS/(LOSS) PER SHARE            $  .01	       $(.07)
			                =========        ==========


Average Number of Shares of
   Common Stock Outstanding       8,518,857         6,218,049
				         ===========       ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                           CONOLOG CORPORATION
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                (UNAUDITED)
								  FOR THE THREE MONTHS
						   	  	     ENDED OCTOBER 31,
                                                  2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided/(Used) in Operating
	Activities				          (299,631)        (289,088)
							    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net Cash Provided/(Used) in Investing      (286,352)        ( 23,016)
	Activities					    ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

	Net Cash Provided/(Used) by Financing
		Activities				     145,798          302,754
                                            -----------        ---------
NET INCREASE/(DECREASE) IN CASH		   $(440,185)        $( 9,350)

CASH AT BEGINNING OF YEAR		    	   1,297,031        1,142,573
							  -----------       ----------
CASH AT END OF PERIOD				  $  856,846        1,133,223
							  ===========      ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS








CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Taxes

     The Company has entered into a program with the New Jersey Economic Development Authority to sell its State tax loss carry-forwards. The Company has received $101,540 during the second quarter of fiscal 2001 from the sale of such carry-forwards.

NOTE 2 - Inventories

     Inventories are broken down as follows:
             Finished Goods                 $   974,502
             Work in Process                  1,017,582
             Materials and Supplies           1,193,417
                                           -------------
                     total                  $ 3,185,501

NOTE 3 -  Other Business

     The Company purchased substantially all the assets of Independent Computer Maintenance Corporation (ICM) in August 2000 for $600,000. ICM provides installation, maintenance, and troubleshooting of commercial and corporate computer systems and networks. Under the agreement, Conolog paid $400,000 cash and issued 100,000 shares of common stock, with additional shares to be issued if the price per share of the Company stock is less than $2.00 on the first anniversary after the closing.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

				    For the three months
					Ended October 31,

                            2000		1999

Revenues        		 $1,818,310    $  763,014
Costs and Expenses	 (1,694,368)   (1,163,107)
			       ----------	    ---------
Net Income/(Loss)
   after Taxes           $  123,942    $ (400,093)
                         ===========   ===========




QUARTER ENDED OCTOBER 31, 2000

     Revenues for the quarter ended October 31, 2000 totaled $1,812,205 representing an increase of 137.8% or $1,050,088 from $762,117 reported for the same quarter a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company of which the assets were purchased in September 1998 as well as the purchase of Independent Computer Maintenance Corporation, a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks.

     Gross margin for the quarter totaled $639,709 representing 35.3% of revenues as compared to $(30,358) or (4%) of revenues for the quarter ended October 31, 1999. The increase in gross margin is mostly due to lower commission expenses and higher margin sales during the quarter.

     Selling, general and administrative expenses decreased from 48.5% of revenues to 25.3% revenues for the quarter ended October 31, 2000. This is due to increased revenues and consolidations.

    As a result of the foregoing, the Company reported net income of $123,942, or $.01 per share for the quarter compared to net loss of ($400,093) or ($0.07) per share.


LIQUIDITY AND FINANCIAL CONDITION

     Inventories increased $268,916 from July 31, 2000 attributable to the purchase of parts for the PTR-1500 Series product releases as well as the purchase of Independent Computer Maintenance Corporation.

     Accounts Receivable increased $311,423 to $1,173,875 reflecting higher sales for the period, partially due to the purchase of Independent Computer Maintenance Corporation.

     Working Capital at October 31, 2000 was $5,266,498, compared to $5,383,454 at July 31, 2000. The reduction in working capital is due primarily to the purchase of Independent Computer Maintenance Corporation.

     The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 2001 versus fiscal 2000.

     The Company also plans for future expansion through mergers and acquisitions.

     The Company presently meets its cash requirements through existing cash balances and cash generated from operations.



MANAGEMENT REPRESENTATION

     The information furnished reflects all adjustments which management considers necessary for a fair statement of the results of the period.

     As of October 31, 2000 the Registrant's backlog of orders stands at $4.9 million, a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.


STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the three months ended October 31, 2000 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 2000.


SUBSEQUENT EVENTS

     The Company will be closing on the purchase of Hughes & Podesla Personnel Associates, Inc. in late December 2000. Hughes & Podesla is an IT, engineering and technology personnel agency servicing the metropolitan New York/New Jersey area. The Company anticipates this purchase to add approximately $3 million in revenues in the following 12 months. This acquisition will complement the Company's Atlas Design division.

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





				SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized
				CONOLOG CORPORATION

						By /s/ Robert S. Benou

December 15, 2000				       Robert S Benou
							 President and Chief
							  Executive Officer

1

2