Form 10QSB
period 2001-01-31
CONOLOG CORP
filed 2001-03-08
CIK 23503

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


Commission file number 0-8174

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

YES [X]    NO [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.

YES [_]    NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share; 8,519,327 shares outstanding as of March 5, 2001 (inclusive of Treasury Stock).

                               Conolog Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                January 31, 2001


ASSETS                             (Unaudited)

Current Assets:

     Cash                                                         $  754,804
     Accounts Receivable, less
       allowance of $6,000                                         1,611,535
     Inventories                                                   3,185,498
     Deposit on Asset Purchase                                       250,000
     Other Current Assets                                            258,180
     Prepaid Consulting                                              285,021
                                                                  ----------
        Total Current Assets                                      $6,345,038

     Property, Plant and Equipment                                   148,476
     less accumulated depreciation
     of $1,661,427

     Goodwill                                                        667,395
     Other Assets                                                    147,515
     Prepaid Consulting                                               71,363
                                                                  ----------
              Total Assets                                        $7,379,787
                                                                  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                                 57,844
     Accrued Payroll                                                  56,571
     Other Accrued Expenses                                          293,144
     Note Payable                                                    100,000
     Deferred gain on sale of assets                                  40,333
                                                                  ----------
        Total Current Liabilities                                 $  547,892
                                                                  ----------

                               CONOLOG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                January 31, 2001


Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding                                                77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares                                                 597

   Common Stock; par value $0.01;
   20,000,000 shares authorized;
   issued 8,518,857 shares, including
   123,776 shares held in Treasury                                       85,189

   Contributed Capital                                               17,934,299

   Retained Earnings (Deficit)                                      (11,016,637)

   Treasury Shares at Cost                                             (249,053)
                                                                   ------------
          Total Stockholders' Equity                               $  6,831,895
                                                                   ------------
          Total Liabilities and
            Stockholders' Equity                                   $  7,379,787
                                                                   ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CONOLOG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                           January 31,                January 31,
                                      2001           2000          2001          2000
                                   -----------    -----------   -----------   -----------
REVENUES
   SERVICE REVENUES                $ 1,802,169    $ 1,453,528   $ 3,231,950   $ 1,695,517
   PRODUCT REVENUES                    598,253        103,409       986,782       624,434
                                   -----------    -----------   -----------   -----------
TOTAL REVENUE                        2,400,422      1,556,937     4,218,732     2,319,951

COSTS OF REVENUES
   SERVICE COSTS                     1,092,258      1,015,002     2,186,153     1,769,334
   PRODUCT COSTS                       398,338        180,284       476,939       268,246
TOTAL COST OF REVENUES             -----------    -----------   -----------   -----------
                                     1,490,596      1,195,286     2,663,092     2,037,580

GROSS MARGIN                           909,826        361,651     1,555,640       282,371

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES                          477,293        242,675       935,316       562,368
                                   -----------    -----------   -----------   -----------

OPERATING INCOME/(LOSS)                432,533        118,976       620,324      (279,997)

OTHER INCOME
   -GAIN ON SALE
    NJ STATE NOL                             0        210,887             0       210,887
                                   -----------    -----------   -----------   -----------
INCOME/(LOSS) BEFORE
     TAXES                             432,533        329,863       620,324       (69,110)

(BENEFIT)PROVISION                     (63,849)         1,120             0         2,240
 FOR TAXES                         -----------    -----------   -----------   -----------

NET INCOME/(LOSS)                  $   496,382    $   328,743   $   620,324   $   (71,350)
                                   ===========    ===========   ===========   ===========

EARNINGS/(LOSS) PER SHARE          $       .06    $       .06   $       .07   $      (.02)
                                   ===========    ===========   ===========   ===========
Number of Shares of
   Common Stock Outstanding
                                     8,518,857      5,460,907     8,518,857     5,460,907
                                   ===========    ===========   ===========   ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CONOLOG CORPORATION
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                (UNAUDITED)

                                                         FOR THE SIX MONTHS
                                                         ENDED JANUARY 31,
                                                        2001           2000
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided/(Used) in Operating
         Activities                                  $  (769,268)   $  (165,353)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposit on Asset Purchase                       244,360              0
         Purchase of Fixed Assets                              0        (24,611)
                                                     -----------    -----------
   Net Cash Provided/(Used) in Investing                 244,360        (24,611)
         Activities                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from Note Payable                      100,000              0
         Purchase of Treasury Stock                     (117,319)       (11,638)
         Net Cash Provided/(Used) by Financing       -----------    -----------
                  Activities                             (17,319)       (11,638)
                                                     -----------    -----------
NET INCREASE/(DECREASE) IN CASH                      $  (542,227)   $  (201,602)

CASH AT BEGINNING OF YEAR                              1,297,031      1,142,573
                                                     -----------    -----------
CASH AT END OF PERIOD                                $   754,804    $   940,971
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

NOTE 2 - Inventories

     Inventories are broken down as follows:
             Finished Goods                 $   984,475
             Work in Process                  1,005,393
             Materials and Supplies           1,195,630
                                            -----------
                     total                  $ 3,185,498
                                            ===========

NOTE 3 - Other Business

On January 30, 2001 the Company acquired the assets of Prime Time Staffing,
Inc. and Professional Temp Solutions, Inc. (PTS) for a combination of cash and stock, to be paid over the next four years. The two companies will be incorporated into the Conolog's Professional Graphics Division. Terms of the earn out agreement call for the Company to pay an amount equal to 8.21% of the gross profit of the combined entity, computed quarterly, payable 25% in cash and 75% in Conolog common stock for each quarterly period.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and six months and corresponding quarter and six months of the previous year follows:

                             For the three months          For the six months
                               Ended January 31,            Ended January 31,

                             2001           2000           2001           2000

Revenues                  $ 2,400,422    $ 1,556,937    $ 4,218,732    $ 2,319,951
Costs and Expenses         (1,967,889)    (1,437,961)    (3,598,408)    (2,599,948)
                          -----------    -----------    -----------    -----------
Operating Income/(Loss)
   before Taxes           $   432,533        118,976        620,324       (279,997)
                          ===========    ===========    ===========    ===========

QUARTER ENDED JANUARY 31, 2001

     Revenues for the quarter ended January 31, 2001 totaled $2,400,422 representing an increase of 54% or $843,485 from $1,556,937 reported for the same quarter a year ago. Revenues increased largely due to increased sales in Atlas Design, a human resource company as well as the purchase in August 2000 of Independent Computer Maintenance Corporation, a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks.

     Gross margin for the quarter ended January 31, 2001 totaled $909,826 representing 38% of revenues as compared to $361,651 or 23% of revenues for the quarter ended January 31, 2000. The increase in gross margin is primarily attributable to increased revenues and higher margin sales.

     Selling, general and administrative expenses increased from 16% of revenues to 19.8% of revenues for the quarter ended January 31, 2001. This was primarily due to an increase in accounting staff to support increased revenues.

    As a result of the foregoing, the Company reported net operating income of $432,533, or $.05 per share for the quarter ended January 31,2001 compared to $118,976 or $0.02 per share for the same quarter a year ago.

SIX MONTHS ENDED JANUARY 31, 2001

     Revenues for the six months ended January 31, 2001 totaled $4,218,732 representing an increase of 82% or $1,898,781 from $2,319,951 reported for the same period a year ago. Revenues increased largely due to the inclusion of Atlas Design, a human resource company of which the assets were purchased in September 1998 as well as the purchase of Independent Computer Maintenance Corporation, a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks.

     Gross margin for the six months ended January 31, 2001 totaled $1,555,640 representing 37% of revenues as compared to $282,371 or 12% of revenues for the same period last year. The increase in gross margin is mostly due to increased revenues and higher margin sales.

     Selling, general and administrative expenses decreased to 22% of revenues compared to 24% of revenues for the same period last year. This was primarily due to an increase in revenues while expenses remained relatively stable.

As a result of the foregoing, the Company reported net operating income for the six months ended January 31, 2001 of $620,324, or $.07 per share compared to a net operating loss of $($279,997) or ($0.05) per share for the same period last year.

OTHER

The Company and Clog II LLC ("Clog II") have entered into an option agreement, dated as of November 29, 2000 (the "Option Agreement"). Pursuant to the Option Agreement the Company has granted an option to Clog II to purchase convertible debentures having an aggregate principal amount of up to $2,040,000. Clog II's option may be exercised at any time prior to November 29, 2002. Each convertible debenture is convertible into common stock of Conolog at a conversion price of $.68 per share, the fair market value of the common stock on the date of the Option Agreement.
The Option Agreement provides that the voting power of any Conversion Shares owned by Clog II will be voted in the same manner as shares voted by all other shareholders of the company.

LIQUIDITY AND FINANCIAL CONDITION

     Accounts Receivable increased $980,209 to $1,611,535 reflecting higher sales for the period, partially due to the purchase of Independent Computer Maintenance Corporation and increased sales in the Atlas Design Division.

     Working Capital at January 31, 2001 was $5,715,443, compared to $5,383,454 at July 31, 2000. The increase in working capital is due primarily to the net income from operations.

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

     As of January 31, 2001 the Registrant's backlog of orders stands at $5.6 million, a mix of military, commercial, staffing and telecommunication products.

STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the six months ended January 31, 2001 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 2000.

SUBSEQUENT EVENTS

     The Company is still in negotiation on the purchase of Hughes & Podesla Personnel Associates, Inc. Hughes & Podesla is an IT, engineering and technology personnel agency servicing the metropolitan New York/New Jersey area. The Company anticipates this purchase, if completed, would add approximately $3 million to the Company's revenues in the 12 months following the purchase. This acquisition would complement the Company's Atlas Design division.

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

                                    CONOLOG CORPORATION

                                              By /s/ Robert S. Benou

March 8, 2001                                      Robert S Benou
                                                   President and Chief
                                                   Executive Officer