Form 10QSB
period 2001-04-30
CONOLOG CORP
filed 2001-06-07
CIK 23503

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

Common Stock, par value $.01 per share; 2,230,801 shares outstanding as of May 29, 2001 (inclusive of Treasury Stock).

                               Conolog Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2001
                                  (Unaudited)


ASSETS

Current Assets:

  Cash                                                                $  659,710
  Accounts Receivable, less
    allowance of $6,000                                                1,393,894
  Inventories                                                          3,307,038
  Software Cost                                                          150,000
  Other Current Assets                                                   364,446
                                                                      ----------
    Total Current Assets                                              $5,875,088

   Property, Plant and Equipment                                         143,268
   less accumulated depreciation
   of $1,667,984

   Goodwill                                                              898,629
   Other Assets                                                           66,130
                                                                      ----------
    Total Assets                                                      $6,983,115
                                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts Payable                                                          9,516
 Accrued Payroll                                                          49,220
 Other Accrued Expenses                                                  256,919
 Note Payable                                                             50,000
 Deferred gain on sale of assets                                          30,250
                                                                      ----------
   Total Current Liabilities                                          $  395,905
                                                                      ----------

                               CONOLOG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 April 30, 2001


Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000
   shares authorized;155,000 shares
   issued and outstanding                         77,500

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000
   shares authorized issued and
   outstanding 1,197 shares                          597

   Common Stock; par value $0.01;
   20,000,000 shares authorized;
   issued 2,230,801 shares, including
   8,813 shares held in Treasury                  22,308

   Contributed Capital                        17,983,799

   Retained Earnings (Deficit)               (10,910,640)

   Treasury Shares at Cost                      (249,053)

   Prepaid Consulting Services                  (337,301)
                                             -----------
          Total Stockholders' Equity         $ 6,587,210
                                             -----------
          Total Liabilities and
            Stockholders' Equity             $ 6,983,115
                                             ===========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CONOLOG CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                   FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                            April 30,                    April 30,
                                       2001        2000             2001            2000
                                   ----------   ----------       -----------  ------------
REVENUES
   SERVICE REVENUES                $1,145,713   $                $4,377,663    $
   PRODUCT REVENUES                   690,000    1,774,106        1,676,782     4,094,057
                                   ----------   ----------       ----------   -----------

TOTAL REVENUE                       1,835,713    1,774,106        6,054,445     4,094,057

COSTS OF REVENUES
   SERVICE COSTS                      978,799                     3,164,952
   PRODUCT COSTS                      422,362    1,304,263          899,301     3,341,843
                                   ----------   ----------       ----------   -----------
TOTAL COST OF REVENUES              1,401,161    1,304,263        4,064,253     3,341,843

GROSS MARGIN                          434,522      469,843        1,990,192       752,214

SELLING, GENERAL AND
   ADMINISTRATIVE
     EXPENSES                         328,555      343,957        1,263,871       906,325
                                   ----------   ----------       ----------   -----------

OPERATING INCOME/(LOSS)               105,997      125,866          726,321      (154,111)

OTHER INCOME
   -NJ STATE NOL                            0            0                0       210,887
   -GAIN ON SALE MKT SEC                    0       84,496                0        84,496
                                   ----------   ----------       ----------   -----------
INCOME/(LOSS) BEFORE
    TAXES                             105,997      210,382          726,321       141,272

(BENEFIT)PROVISION
    FOR TAXES                               0        1,310                0         3,550
                                   ----------   ----------       ----------   -----------

NET INCOME/(LOSS)                  $  105,997   $  209,072       $  726,321   $   137,722
                                   ==========   ==========       ==========   ===========

EARNINGS/(LOSS) PER SHARE $               .05   $      .03       $      .33   $       .02
                                   ==========   ==========       ==========   ===========

Number of Shares of
   Common Stock Outstanding         2,230,801    6,930,857        2,230,801     6,930,857
                                   ==========   ==========       ==========   ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CONOLOG CORPORATION
              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                (UNAUDITED)

                                                           FOR THE NINE MONTHS
                                                              ENDED APRIL 30,
                                                            2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided/(Used) in Operating
     Activities                                        $  (919,152)   $   76,701
                                                       -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposit on Asset Purchase                              231,831
    Purchase of Fixed Assets                                     0
                                                       -----------    ----------
   Net Cash Provided/(Used) in Investing                   231,831        42,411
    Activities                                         -----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                               50,000             0
Purchase of Treasury Stock                                       0
                                                       -----------    ----------
   Net Cash Provided/(Used) by Financing
     Activities                                             50,000       613,831
                                                       -----------    ----------
NET INCREASE/(DECREASE) IN CASH                        $  (637,321)   $  732,943

CASH AT BEGINNING OF YEAR                                1,297,031     1,142,573
                                                       -----------    ----------
CASH AT END OF PERIOD                                  $   659,710    $1,875,516
                                                       ===========    ==========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Taxes

     The Company has entered into a program with the New Jersey Economic Development Authority to sell its State tax loss carry-forwards. The Company has received $101,540 during the second quarter of fiscal 2001 from the sale of such carry-forwards.

NOTE 2 - Inventories

     Inventories are broken down as follows:
             Finished Goods                  $  990,550
             Work in Process                  1,060,858
             Materials and Supplies           1,255,630
                                             ----------
                     Total                   $3,307,038

NOTE 3 - Other Business

On January 30, 2001 the Company acquired substantially all of the assets of Prime Time Staffing, Inc. and Professional Temp Solutions, Inc. (PTS) for a combination of cash and shares of the Company's unregistered common stock, to be paid over the next four years. The two companies will be incorporated into the Conolog's Atlas Design Division. Terms of the asset purchase agreement require the Company pay an amount equal to 8.21% of the gross profit of the combined entity, computed quarterly, payable 25% in cash and 75% in The Company's unregistered common stock for each quarterly period beginning with the quarter ending April 30, 2001 and ending with the quarter ending January 31, 2005.

     The Company purchased substantially all the assets of Independent Computer Maintenance Corporation (ICM) in August 2000 for $600,000. ICM provides installation, maintenance, and troubleshooting of commercial and corporate computer systems and networks. Under the agreement with ICM, the Company paid $400,000 cash and issued 100,000 pre-reverse split shares of common stock, with additional shares to be issued if the aggregate market price of the shares is less than $200,000 on the first anniversary after the closing.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and nine months and corresponding quarter and nine months of the previous year follows:


                              For the three months           For the nine months
                                 Ended April 30,                Ended April 30,
                             2001            2000            2001          2000
                             ----            ----           ------        ------
Revenues                  $ 1,835,713    $ 1,774,106    $ 6,054,445    $ 4,094,057
Other Income                        0         84,496              0        295,383
Costs and Expenses         (1,729,716)    (1,649,530)    (5,328,124)    (4,251,718)
                          -----------    -----------    -----------    -----------
Operating Income/(Loss)
   before Taxes           $   105,997        209,072        726,321        137,722
                          ===========    ===========    ===========    ===========

QUARTER ENDED APRIL 30, 2001

     Revenues for the quarter ended April 30, 2001 totaled $1,835,713 representing an increase of 3% or $61,607 from $1,774,106 reported for the same quarter a year ago. Revenues increased largely due to the inclusion of Prime Time Staffing, Inc. and Professional Temp Solutions, Inc. (PTS), human resource companies of which substantially all the assets were purchased in January 2001.

     Gross margin for the quarter ended April 30, 2001 totaled $434,522 representing 23% of revenues as compared to $469,843 or 26% of revenues for the quarter ended April 30, 2000.

     Selling, general and administrative expenses decreased from 19.4% of revenues to 17.8% of revenues for the quarter ended April 30, 2001.

     As a result of the foregoing, the Company reported net operating income of $105,997 or $.05 per share for the quarter ended April 30,2001 compared to $209,072 or $0.03 per share for the same quarter a year ago.

NINE MONTHS ENDED APRIL 30, 2001

     Revenues for the nine months ended April 30, 2001 totaled $6,024,445 representing an increase of 68% or $1,930,388 from $4,094,057 reported for the same period a year ago. Revenues increased largely due to the inclusion of PTS, human resource companies of which substantially all the assets were purchased in January 2001, as well as the purchase of substantially all the assets of Independent Computer Maintenance Corporation, a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks.

     Gross margin for the nine months ended April 30, 2001 totaled $1,990,192 representing 33% of revenues as compared to $752,214 or 18.4% of revenues for the same period last year. The increase in gross margin is mostly due to increased revenues and higher margin sales.

     Selling, general and administrative expenses decreased to 21% of revenues compared to 22.1% of revenues for the same period last year. This is due to increased revenues.

     As a result of the foregoing, the Company reported net operating income for the nine months ended April 30, 2001 of $726,321, or $.32 per share compared to a net operating profit of $137,722 or $0.02 per share for the same period last year.

OTHER

     The Company and Clog II LLC ("Clog II") have entered into an option agreement, dated as of November 29, 2000 (the "Option Agreement"). Pursuant to the Option Agreement the Company has granted an option to Clog II to purchase convertible debentures having an aggregate principal amount of up to $2,040,000. Clog II's option may be exercised at any time prior to November 29, 2002. Each convertible debenture is convertible into common stock of Conolog at $2.72. The conversion price reflects an adjustment as a result of the one-for-four reverse split of the Company's common stock issued and outstanding as of the close of business on April 19, 2001. The Option Agreement provides that the voting power of any Conversion

Shares owned by Clog II will be voted in the same manner as shares voted by all other shareholders of the company.

LIQUIDITY AND FINANCIAL CONDITION

     Accounts Receivable increased $1,173,875 to $1,393,894 reflecting higher sales for the period, partially due to the purchase of Prime Time Staffing, Inc. and Professional Temp Solutions, Inc.

     Working Capital at April 30, 2001 was $5,479,183, compared to $5,383,454 at July 31, 2000. The increase in working capital is due primarily to the net income from operations.

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

     As of April 30, 2001 the Registrant's backlog of orders stands at $4.0 million, a mix of military, commercial, staffing and telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the nine months ended April 30, 2001 from the information contained in the Registrant's annual report of Form 10-KSB for the fiscal year ended July 31, 2000.


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

1.   Legal Proceedings - none

2.   Changes in Securities - See Management Discussion

3.   Defaults upon Senior Securities - None

4.   Submission of Matters to a Vote of Security Holders - None

5.   Other Information

         As of the close of business on April 19, 2001, each four shares of the Company's common stock having a par value of $.01 per share issued and outstanding were converted and reclassified into one share of the Company's common stock having a par value of $.01 per share. The effective date for the reverse split was as of the opening of business on April 20,2001.

6.   No reports or Exhibits on Form 8-K have been filed during the quarter.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized.


                                    CONOLOG CORPORATION

                                    By /s/ Robert S. Benou
                                       -------------------------------
 May 30, 2001                              Robert S Benou
                                           President and Chief
                                           Executive Officer