Form 10KSB
period 2001-07-31
CONOLOG CORP
filed 2001-10-26
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended July 31, 2001 (No Fee Required)

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the transition period from __________ to __________ (No Fee Required)

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

      Yes __X__      No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $1.37 on October 24, 2001 was $4,081,944.

The number of shares outstanding of the Registrant's common stock outstanding as of October 24, 2001 was 2,979,521.

DOCUMENTS INCORPORATED BY REFERENCE FORM 10-KSB
JULY 31, 2001

TABLE OF CONTENTS

PART I

Item 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 16

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 17

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 17

Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . 18

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . . . 19

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 21

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . 21

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS . . . . . . . . . . . . . . . . 21

Item 11. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT. . . . . . 23

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . 26

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . 26

PART IV

Item 14. EXHIBITS AND REPORTS. . . . . . . . . . . . . . . . . . . . . 27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

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

     In September 1998, Conolog entered the temporary staffing industry with its acquisition of Atlas Design, a human resource company. Atlas Design provides short and long-term qualified engineering and technical staff to major companies as well as human resource consulting. The Company plans to utilize the qualified engineering and technical staff in support of Conolog's longer-term contracts including the PTR1500 series.

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

     In February 1999, the Company completed field testing of our PTR-1500 and introduced the unit to US and Canadian utilities. In March 1999, GE advised the Company that it sold its Power Line Business to the Trench Group of Canada, which has been in negotiations with us to enter into a potential purchase and sales agreement. We have received an initial $200,000 order for PTR-1500 units from Boston Edison Energy Company.

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

     In January 2001, the Company acquired substantially all of the assets of Prime Time Staffing Inc. and Professional Temp Solutions, Inc. These companies provided permanent and temporary employees for the graphics design firm, book publishing companies and engineering businesses.

     In October 2001, the Company designed and is in the process of completing and building the PDR 2000 eight channel system, Digital Protection Equipment for power transmission applications, to be introduced by December 2001.

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

Present Status/Business Product Description

     The Company is presently engaged in four basic market segments:

          (A)  Electronic Engineering and Manufacturing

               - Commercial Sales (Under the trade-name "INIVEN" (a Division of Conolog))

               -    Direct sales to end users

               -    Sales to system assemblers

               -    Sales to contractors/installers

               -    Military Sales

               -    Direct contract sales to the military

               -    As subcontractor to systems producers

               -    Foreign governments

               - Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

          (B)  Other Ventures

               - Short and long term qualified engineering and technical services as well as human resource consulting (Under the trade names "Atlas Design", "Prime Time Staffing" and "Professional Temp Solutions")

               - Computer system and network consulting services (Under the trade name Independent Computer Maintenance Corporation")

(A)  Electronic Engineering and Manufacturing

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

     Commercial "INIVEN" Sales and Products

     "INIVEN" equipment is designed around four (4) core product groups:

          (1) PTR and PDR Teleprotection Series (Protective Tone Relaying Communications Terminal, which includes the PTR-1000, PTR-1500 and PDR-2000.

          (2) Audio Tone & Telemetry Equipment (Audio Tone Control, Telemetering and Data Transmission Systems), which includes Series "98", "68", "40" and "GEN-1".

          (3)  Multiplex Supervisory Control System

          (4) Communication Link Multihead Fiber Optic Couplers and Industrial Grade 1200 Baud Modems.

(1)  PTR Teleprotection Series

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

     This product segment includes the first generation equipment, known as GEN-1, followed by later generations which include technological improvements and programmable capabilities to include:

     GEN-1 Series - First generation with electromagnetic modules and first generation programmable modules without electro- magnetic modules.

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

(5)  Commercial Subcontract Manufacturing to Systems Producers

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

     The Company is currently undergoing ISO 9000:2000 certification, funded by a grant by the State of New Jersey. Completion is anticipated by the end of December 2001.

     In January 2001, the Company acquired substantially all of the assets of Prime Time Staffing Inc. and Professional Temp Solutions, Inc. These companies provided permanent and temporary employees for the graphics design firm, book publishing companies and engineering businesses.

     In October 2001, the Company designed and is in the process of completing and building the PDR 2000 eight channel system, Digital Protection Equipment for power transmission applications, to be introduced by December 2001.

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

     COMMERCIAL - The Company markets the PTR-1000, PTR-1500, PDR-2000 and all of its INIVEN products by means of Company Sales personnel, through independent manufacturers representatives, and through distributors, focusing mainly on the largest utilities and co- generators. In the United States alone there are over 500 large entities generating electricity which are identified as investor-owned, municipal systems, cooperative systems and federal, state and district systems. The Company intends to expand its sales efforts and expand sales to international markets. The Company markets its Gen-1 and Gen-1 Programmable Series, as well as its "98" Series, "68" Series and "40" Series, in the same way as the PTR-1000 except that the manufacturers representatives used by the Company specialize in selling to the diverse markets that utilize such products.

Competition

     The market for the Company's products and staffing services are very competitive. There are several companies engaged in providing the services and in the manufacturing the products of the type produced by the Company, most of which are substantially larger and have substantially greater name recognition or greater financial resources and personnel. The major competitive factors include availability of personnel, product quality, reliability, price, service and delivery. Competition is expected to continue and intensify. The market is also characterized by rapid technological changes and advances. The Company would be adversely affected if its competitors introduced technology superior products or offered these products and services at significantly lower prices than the Company's products.

Largest Customers

     Sales to the Company's major customers during fiscal 2001 (Pearson Education, Schering-Plough, and Superior Bank) totaled $1,231,840 (27% of all sales). Sales to the Company's major customers during fiscal 2000
(Schering-Plough, Superior Bank, and Degussa Corporation) totaled $1,353,521 (24% of all sales). None of these customers has or had any material relationship other than business with the Company.

Raw Materials

Inventory

     The Company believes that it has adequate sources of raw materials available for use in its business. The Company's products are assembled from a variety of standard electronic components, such as integrated circuits, transformers, transistors, passive components ( i.e., resistors, capacitors and inductors),diodes and assorted hardware such as printed circuit boards, connectors and faceplates. The Company is not dependent upon any single supplier. The Company also purchases a number of other electronic components and sub- assemblies from various suppliers. There has been no material increase in the cost of most raw materials and the Company has no reason to anticipate any significant shortage of raw materials in the future. The Company generally is required to maintain adequate amounts of raw material and parts inventories to meet delivery requirements of customers and to assure itself of a continuous availability of these items.

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

     During fiscal 2001, the Company wrote off $153,328 of its inventory as obsolete.

Manufacturing

     Of the 15,700 square feet that the Company occupies at 5 Columbia Road in Somerville, NJ, approximately 7000 square feet are dedicated to manufacturing. The Company assembles, under normal workload conditions, all the product it sells. To accommodate the peak demands that occur from time to time the Company has developed a number of subcontractors to assemble boards to the Company's specifications. All assemblies, however, are inspected and fully tested by the Company's quality, engineering and testing departments. The Company maintains test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment. This control, together with design reliability, has permitted the Company to offer a 12-year warranty on all its commercial products.

     In September 1998 the Company sold its facility and is leasing back approximately 45% of the total space of the building in a three year prepaid lease.

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

Research and Development

New Products

     During fiscal 2000-01 the Company invested approximately $25,000 to complete the accessory modules of the PTR-1500 and extend the range of its Multiplexer products. During fiscal 1999-2000 the Company invested approximately $1,705,257 for product development and amortization of product costs. During fiscal 2000-2001 the Company completed the design of the PDR-2000 8 channel digital transfer trip communications product. The Company also developed a new platform for it's GEN1 products allowing for its use by the Canadian utilities.

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

Renegotiation

     No material portion of the Company's business has been subject to renegotiation of profits at the election of the Government since 1987. Employees

     As of July 31, 2001, the Company employed 22 persons on a full-time basis, including 3 in management, 1 in sales, 2 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 11 in production. The Company has enjoyed good labor relations. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly skilled management, marketing and technical personnel. The Company employs approximately 125 contract employees.

Item 2. PROPERTIES

     In September 1998, the Company sold its facility located at 5 Columbia Road, Somerville, New Jersey in a sale/leaseback transaction in which the Company is leasing approximately 45% of the total space in a three year prepaid lease.

     The Company currently leases an office at 2810 Morris Avenue, Union, New Jersey to house its Atlas Design personnel. The annual rent is $9,600 per annum.

     The Company is currently leasing an office at 193 Route 17 Paramus, NJ in connection with its Professional Graphics Staffing division of Atlas Design. The rent on the office space is $18,000 for the current year and $18,540 for the three following years.

     The Company is currently leasing an office at 1037 Route 46 East, Clifton, New Jersey to house its Independent Computer Maintenance division. The rent on the office space is $18,000 per annum.

Item 3. LEGAL PROCEEDINGS

Litigation

     In December 1998, the Company was named in two related litigations pending, one in the United States District Court for the Southern District of New York and the other in Superior Court of New Jersey. The first of the pending litigations was commenced in 1993. The litigations relate to a dispute concerning real property acquired in 1984. While the property is near real property formerly owned by Conolog, Conolog was not a party to that transaction. The claim made against Conolog alleges that Conolog contributed to environmental contamination of the property acquired in 1984. The New York litigation has been dismissed. The case was settled by the Company's insurance carrier, Chubb Group, with no loss to the Company, during fiscal year July 2001.

     In the third quarter of fiscal 1999, the Company reached an agreement in principle to purchase substantially all the stock or assets of Hallmark Temps, Inc., for use in conjunction with the Company's Atlas Design business. After discussions were terminated without a definitive agreement having been reached, Conolog began doing business with an entity owned by a former employee of Hallmark. In October 1999, Hallmark filed a lawsuit in the Superior Court of New Jersey seeking a preliminary injunction and damages against the Company. Hallmark alleges that the Company breached a confidentiality agreement executed by the Company and Hallmark. The case was settled in August, 2001 for $325,000, which was accrued within the financial statements.

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

                   Units             Common  Stock           Warrants
1999          High        Low       High       Low        High       Low

First
Quarter       ____       ____       2.75      .8750      .4375      .0625

Second
Quarter       ____       ____      2.375       1.25       .375      .0625

Third
Quarter       ____       ____       1.75       .875      .3125       .125

Fourth
Quarter        ___       ____     1.5625      .6562      .1562       .125


                   Units             Common  Stock           Warrants
2000          High        Low       High       Low        High       Low

First
Quarter       ____       ____     7.0625       .625     1.7188      .0938

Second
Quarter       ____       ____     3.9688       1.75      .8438       .375

Third
Quarter       ____       ____     1.9375        .75      .4062      .1875

Fourth
Quarter       ____       ____       ____       ____       .281       .172


                   Units             Common  Stock           Warrants
2001          High        Low       High       Low        High       Low

First
Quarter       ____       ____      1.187       .437       .375       .125

Second
Quarter       ____       ____      1.562       .562       .170        .11

Third
Quarter       ____       ____       1.33        .63       .110        .05

DIVIDENDS

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its Common Stock or on its Preferred A or Preferred B share. The Company anticipate that no such dividends will be paid in the foreseeable future. Rather, the Company intends to apply any earnings to the expansion and development of its business. Any payment of cash dividends on any of its securities in the future will be dependent upon the future earnings of the Company, including its financial condition, capital requirement and other factors which the Board of Directors deems relevant.

Item 6. SELECTED FINANCIAL DATA

                                                        Year Ended
                                                         July 31,
(in thousands, except                   2001               2000
per share amounts)

Operations Summary:

Net sales and other                 $     6,112          $ 5,758
income

Net income (loss)                    (2,782,451)          (1,884)

Income (loss)
per primary                               (1.24)           (1.11)
share

Balance Sheet
Summary:

   Total assets                     $     5,305          $ 6,657

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     In order to summarize the Company's operating results for the past two years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.

 Income & Expense Items as                      Income &          Percentage
 a Percentage Of Revenues                    Expense Items     Increase/Decrease
     From Operations
For The Year Ended July 31
          2001                                  2000 to             1999 to
                                                  2001                2000

         100.0%             Sales &               6.4%               223.7%
                            other
                            income

          69.23             Cost of               6.59               190.75
                            Revenue

          76.29             Selling,              3.69               141.74
                            general &
                            administrative

           0.0              Interest              0.0                  0.0

         145.52             Total costs          28.54               218.46
                            & expenses

         (45.22)            Income              (29.63)             (205.86)
                            (loss)
                            before

           0.0              Income                0.0                  0.0
                            taxes
                            (credits)

         (45.52%)           Loss before         (47.71%)            (180.62%)
                            extraordinary
                            item

* Includes write-offs for obsolete or excess inventory which were $153,321 and $375,099 in 2001 and 2000 respectively.

Results of Operations

2001 Compared to 2000

     Total revenue increased 8.36% or $469,186 from $5,611,132 to $6,080,318 in
2001. The increase was attributable primarily to the expansion of PTS and ICM.

     Gross Margins for the years ended July 31, 2001 and 2000 totaled $1,870,608 and $1,661,624 representing 30.8% and 29.6% of revenues.

     Selling, General and Administrative expenses increased from $1,491,595 or 26% of sales in 2000 to $1,546,663 or 25% of sales in 2001 as a result in increased sales force.

     The Company did not have any interest expense for fiscal year 2001 and 2000.

     As a result of the foregoing, the Company reported a net loss of $2,782,451 or $1.24 per share, compared to a net loss of $1,883,663 or $1.11 per share for fiscal 2000.

2000 Compared to 1999

     Total revenue increased 224% or $3,102,759 from $2,508,373 to $5,611,132 in
2000. The increase was attributable primarily to the expansion of Atlas Design.

     Gross Margins for the years ended July 31, 2000 and 1999 totaled $1,661,624 and $437,791 representing 29.6% and 17.5% of revenues. Costs of Sales were lower in 2000 than compared to 1999 due to efficiencies.

     Selling, General and Administrative expenses decreased from $1,052,271 or 42% of sales in 1999 to $1,491,595 or 26% of sales in 2000 as a result in increased automation.

     The Company did not have any interest expense for fiscal year 2000 compared to $945 of interest expense in fiscal year 1999.

     As a result of the foregoing, the Company reported a net loss of $1,883,663 or $0.28 per share, compared to a net loss of $1,042,919 or $0.24 per share for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at July 31, 2001 was $4,479,842 compared to $5,383,454 at year ended July 31, 2000. The decrease in the working capital is primarily attributable design and new product development.

     Accounts receivable have deceased from $862,453 at year-end July 31, 2000 to $495,412 at July 31, 2001. This decrease of $367,041 is the result of the decreased sales during the fourth quarter primarily due to the economy.


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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

Directors and Executive Officers

     The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 2001.

NAME                        AGE                  POSITION

Robert S. Benou             67            Chairman/CEO and Director

Marc R. Benou               34            President/COO, Assistant
                                            Secretary and Director

Arpad J. Havasy             65            Executive Vice President,
                                            Secretary, Treasurer and
                                            Director

Louis S. Massad             64            Director

Edward J. Rielly            34            Director

Thomas Fogg                 66            Vice President-Engineering

     Robert S. Benou has served as President and a Director of the Company from 1968 to 2001 and presently serves as Chairman and Chief Executive Officer. Mr. Benou is responsible for military products and new military product development. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou.

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

     Marc R. Benou joined the Company in 1991 and presently serves as President, Chief Operating Officer and Director of the Company. From March 1991 to April 2001 he served as Vice President, Assistant Secretary and a Director of the Company. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Psychology and a BS in Business Administration and Management. Marc R. Benou is the son of Robert S. Benou, the Company's Chairman.

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

                           Summary Compensation Table

                           Annual Compensation         Long Term Compensation

Name and                                      Other Annual
Principal      Fiscal                         Compensation
Position      Year-End      Salary       Bonus            Awards   Payouts

Robert         2001        $190,000        0                0         0
Benou,
President      2000        $210,000        0                0         0

               1999        $190,000        0                0         0

----------

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

     On March 12, 2000, the Company entered into a five-year employment with Dina Stellwagen to serve as Corporate Development Manager. Base salary is $80,000 per annum with annual increases of $4,000.

     The employment agreement also entitles her to the use of an automobile and to reimburse her for all ordinary and necessary business expenses, eligibility for all employee benefit plans, such as life, health, pension, profit sharing and other plans as provided under the agreement, however, the Company is not obligated to establish or maintain any of the afore mentioned executive plans. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.

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


      Name and                           Amount and
      Address  of                        Nature of
   Beneficial Owner(1)              Beneficial Ownership       % of Ownership

Robert S. Benou                           80,000                    2.7%

Arpad J. Havasy                            7,500                    0.2%

Marc R. Benou                             21,750                    0.7%

Louis Massad                               5,375                    0.2%

Thomas Fogg                                7,500                    0.2%

Edward J. Rielly                             0                      0.0%

All Executive Officers
and Directors as a Group
(6 Persons)                              122,125                    4.0%

     The shares listed above reflect the 1 for 4 reverse split effected by the Company in April 2001.

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

Notes to Financial Statements                                    F-8 to-18





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

10.2#               Conolog Corporation 1995/1996 Stock Option Plan.

10.3*** Option and Purchase, Sale and Assignment Agreement, dated as of September 12, 1996 by and between The Chase Manhattan Bank and CNL Holdings, Inc.

10.4*** Irrevocably Proxy dated as of September 12, 1996 by and between CNL Holdings, Inc. and Conolog Corporation.

10.5*** Agreement dated September 12, 1996 by and between CNL Holdings, Inc. and Conolog Corporation.

10.5(A)**           Amendment No. 1 dated January 31, 1997 to Conolog
                    Corporation Allonge.

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

10.7**** Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation

10.8**** Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation

10.9*****           Employment Agreement dated March 1, 1998 between Dina
                    Stellwagen and Conolog Corporation

----------
# Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31, 1999, as filed on October 28, 1999.

* Incorporated by reference to the Registrant's Registration * Statement on Form S-1 (33-92424).

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


                                        Conolog Corporation

                                        By:/s/ Robert S. Benou
                                           ---------------------------------
October 26, 2001                           Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 26,2001
                                    /s/Robert S. Benou
                              ---------------------------------
                              Chairman, Chief Executive Officer

October 26, 2001                    /s/Arpad J. Havasy
                              ---------------------------------
                              Executive Vice President, Secretary,
                                    Treasurer and Director

October 26, 2001                      /s/Marc R. Benou
                              ---------------------------------
                              President, Assistant Secretary and
                                         Director

October 26, 2001                     /s/Louis S. Massad
                              ---------------------------------
                                          Director

October 26, 2001                     /s/Edward J. Rielly
                              ---------------------------------
                                          Director

                      Conolog Corporation and Subsidiaries

                        Consolidated Financial Statements

                                  July 31, 2001

                           Annual Report on Form 10-K

                         Item 8, Item 14 (a)(1) and (2)

                        Consolidated Financial Statements

                            Year Ended July 31, 2001



                      Conolog Corporation and Subsidiaries

                             Somerville, New Jersey

                       Form 10-K - Item 14 (a) (1) and (2)
                 Index to the Consolidated Financial Statements
                      Conolog Corporation and Subsidiaries
                                  July 31, 2001


                                                                        Page

The following consolidated financial statements of the registrant are included in Item 14:

     Independent Auditors' Report...................................  F-1
     Consolidated Balance Sheet - July 31, 2001 ....................  F-2 - F-3

     Consolidated Statements of Operations -
         Years Ended July 31, 2001 and 2000.........................  F-4

     Consolidated Statements of Stockholders' Equity (Deficiency) -
         Years Ended July 31, 2001 and 2000 ........................  F-5

     Consolidated Statements of Cash Flows -
         Years Ended July 31, 2001 and 2000.........................  F-6 - F-7

     Notes to the Consolidated Financial Statements.................  F-8 - F-18

                          Independent Auditors' Report


To the Board of Directors of
Conolog Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Conolog Corporation and Subsidiary as of July 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and Subsidiary as of July 31, 2001, and the results of its operations and its cash flows for the years ended July 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



Bridgewater, New Jersey
October 17, 2001

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2001



      Assets

Current Assets
   Cash and equivalents                                               $  666,489
   Accounts receivable - less allowances of $20,925                      495,412
   Employee notes receivable - less allowances of $236,587                50,339
   Deferred tax asset                                                    161,460
   Inventories
      Finished goods                                                   1,082,477
      Work-in-process                                                    206,798
      Materials and supplies                                           1,468,891
                                                                       4,131,866
   Other current assets                                                   57,908

        Total Current Assets                                           4,189,774

Property, Plant and Equipment
   Machinery and equipment                                             1,337,458
   Furniture and fixtures                                                476,088
   Computer software                                                      89,120
   Leasehold improvements                                                 30,265

                                                                       1,932,931

   Less accumulated depreciation and amortization                      1,702,192

                                                                         230,739

Goodwill, net of accumulated amortization of $25,925                     877,916
Other assets                                                               7,516


        Total Assets                                                  $5,305,945
                                                                      ==========



See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2001


      Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable                                                          $    118,087
   Accrued expenses                                                               179,246
   Accrued legal fees                                                             127,000
   Settlement payable                                                             325,000
   Deferred revenue                                                                29,500
   Accrued payroll                                                                 12,187
   Deferred gain on sale of assets                                                 10,083

        Total Current Liabilities                                                 801,103

Convertible debenture                                                              25,000

        Total Liabilities                                                         826,103

Stockholders' Equity
   Preferred Stock, par value $.50; Series A; 4% cumulative; 162,000
      shares authorized; 155,000 shares issued and outstanding                     77,500
   Preferred Stock, par value $.50; Series B; $.90 cumulative; 50,000
      shares authorized; 1,197 shares issued and outstanding                          597
   Common Stock, par value $0.01; 20,000,000
      shares authorized; issued 2,871,593 shares, including 2,203
      shares held in Treasury                                                      28,716

   Contributed Capital                                                         19,234,345

    (Deficit)                                                                 (14,423,592)

   Treasury Shares at Cost                                                       (131,734)
   Subscription receivable                                                        (93,750)
   Prepaid consultant services                                                   (212,240)
      Total Stockholders' Equity                                                4,479,842

        Total Liabilities and Stockholders' Equity                           $  5,305,945
                                                                             ============



See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Operations


                                                                                  Year Ended July 31,
                                                                               2001                2000
Service revenue                                                            $ 4,398,838         $ 4,373,121
Product revenue                                                              1,681,480           1,238,011
      Total Revenue                                                          6,080,318           5,611,132


Costs of service revenue                                                     3,409,488           3,515,711
Costs of product revenue                                                       800,222             433,797
      Total Cost of Revenue                                                  4,209,710           3,949,508

Gross Profit                                                                 1,870,608           1,661,624

Selling, general and administrative                                          1,546,663           1,491,595

      Income From Operations                                                   323,945             170,029

Other Income (Expense)
   Interest income                                                              31,675              86,784
   Lawsuit settlement charges                                                 (325,000)                 --
   Reserve for employee notes receivable - stock options                      (236,587)                 --
   Gain on sale of assets                                                           --              60,500
   Write-off of obsolete or excess inventories                                (153,328)           (375,099)
   Capital raising activities                                                       --            (360,400)
   Employee bonus                                                             (289,556)           (371,280)

   Marketing, product development and amortization of product costs         (1,730,257)         (1,015,322)

   Legal fees                                                                 (403,343)           (341,677)

      Total Other Income (Expense)                                          (3,106,396)         (2,316,494)

Loss Before Income Taxes                                                    (2,782,451)         (2,146,465)

(Benefit from) Income Taxes                                                         --            (262,802)

Net Loss                                                                   $(2,782,451)        $(1,883,663)

Loss Per Common Share  - Basic                                             $     (1.24)        $     (1.11)
Loss Per Common Share -  Assuming Dilution                                 $     (1.24)        $     (1.11)


See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity


                                               Series A       Series B                                            Retained
                                               Preferred      Preferred                     Contributed           Earnings
                                                 Stock         Stock      Common Stock        Capital             (Deficit)
Balance at July 31, 1999                        $77,500        $597        $ 59,130         $ 15,973,954         $ (9,749,118)
Debt to equity conversion                            --          --          17,000            1,683,000                   --
Additional shares issued to employees                --          --           6,160              411,359                   --
Additional shares issued to consultants              --          --           7,500              502,500                   --
Shares issued for services to be
provided                                             --          --              --                   --                   --
Additional shares issued for commissions             --          --             700               46,900                   --
Purchase of treasury stock (at cost)                 --          --              --                   --                   --
Remitted shares due to amended
consulting agreement                                 --          --          (7,572)          (1,060,000)                  --
Sale of treasury stock                               --          --              --               84,496                   --
Additional shares issued for prepaid
acquisition costs                                    --          --           1,270               93,090                   --
Amortization of consultant services                  --          --              --                   --                   --
Net loss for the year                                --          --              --                   --           (1,883,663)
Dividends                                            --          --              --                4,180               (4,180)
Balance at July 31, 2000                         77,500         597          84,188           17,739,479          (11,636,961)
Debt to equity conversion                            --          --             828               74,172                   --
Additional shares issued to employees                --          --           4,784              764,772                   --
Additional shares issued to consultants              --          --           4,135              399,250                   --
Additional shares issued for commissions             --          --             170               22,151                   --
Shares issued for services to be
provided                                             --          --              --                   --                   --
Purchase of treasury stock (at cost)                 --          --              --                   --                   --
Sale of treasury stock                               --          --              --               45,176                   --
Additional shares issued for
acquisition costs                                    --          --           1,210              118,566                   --
Amortization of consultant services                  --          --              --                   --                   --
Net loss for the year                                --          --              --                   --           (2,782,451)
Effect of 1-for-4 reverse stock split                --          --         (66,599)              66,599                   --
Dividends                                            --          --              --                4,180               (4,180)
Balance at July 31, 2001                        $77,500        $597        $ 28,716         $ 19,234,345         $(14,423,592)
                                                =======        ====        ========         ============         ============


                                                                                    Consultant           Total
                                                  Treasury       Subscription       Services to       Stockholders'
                                                   Stock          Receivable        be Provided          Equity
Balance at July 31, 1999                         $(131,734)        $     --                  --         $ 6,230,329
Debt to equity conversion                               --               --                  --           1,700,000
Additional shares issued to employees                   --               --                  --             417,519
Additional shares issued to consultants                 --               --                  --             510,000
Shares issued for services to be
provided                                                --               --            (426,903)           (426,903)
Additional shares issued for commissions                --               --                  --              47,600
Purchase of treasury stock (at cost)               (11,638)              --                  --             (11,638)
Remitted shares due to amended
consulting agreement                                    --               --                  --          (1,067,572)
Sale of treasury stock                              11,638               --                  --              96,134
Additional shares issued for prepaid
acquisition costs                                       --               --                  --              94,360
Amortization of consultant services                     --               --              32,352              32,352
Net loss for the year                                   --               --          (1,883,663)
Dividends                                               --               --                  --
Balance at July 31, 2000                          (131,734)              --            (394,551)          5,738,518
Debt to equity conversion                               --               --                  --              75,000
Additional shares issued to employees                   --               --                  --             769,556
Additional shares issued to consultants                 --          (93,750)                 --             309,635
Additional shares issued for commissions                --               --                  --              22,321
Shares issued for services to be
provided                                                --               --             (26,000)            (26,000)
Purchase of treasury stock (at cost)              (113,725)              --                  --            (113,725)
Sale of treasury stock                             113,725               --                  --             158,901
Additional shares issued for
acquisition costs                                       --               --                  --             119,776
Amortization of consultant services                     --               --             208,311             208,311
Net loss for the year                                   --               --                              (2,782,451)
Effect of 1-for-4 reverse stock split                   --               --                                      --
Dividends                                               --               --                                      --
Balance at July 31, 2001                         $(131,734)        $(93,750)        $  (212,240)        $ 4,479,842
                                                 =========         ========         ===========         ===========


See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                 Year Ended July 31,
                                                              2001                2000
Cash Flows From Operating Activities
    Net Loss                                              $(2,782,451)        $(1,883,663)
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities
    Common stock for commissions                               22,321              47,600
    Common stock base compensation                            289,556             371,280
    Common stock for consulting fees                          283,635             510,000
    Amortization of prepaid consulting expense                208,311                  --
    Depreciation and amortization                              70,265              49,928
    Bad debt expense                                          251,512                  --
    Deferred income taxes                                     101,540            (263,000)
(Increase) Decrease in Operating Assets
    Accounts receivable                                       352,116            (510,572)
    Inventories                                               158,417             277,132
    Other current assets                                       63,351              (4,639)
    Other assets                                                2,567              69,575
Increase (Decrease) in Operating Liabilities
    Accounts payable                                           49,039              19,445
    Settlement payable                                        325,000                  --
    Accrued expenses and other liabilities                    (65,492)            174,517
    Deferred revenue                                           29,500                  --
    Deferred gain on sale of assets                           (60,500)            (60,500)
      Net Cash Used in Operating Activities                  (701,313)         (1,202,897)

Cash Flows From Investing Activities
  Purchase of equipment and leasehold improvements           (121,010)            (70,890)
  Purchase of goodwill                                       (146,469)                 --
  Deposit on asset purchase                                        --            (400,000)
      Net Cash Used in Investing Activities                  (267,479)           (470,890)

Cash Flows From Financing Activities
  Proceeds from sale of treasury stock                        158,901              96,100
  Purchase of treasury stock                                 (113,725)            (11,604)
  Proceeds from issuance of stock options                     193,074              43,750
  Proceeds from issuance of convertible debentures            100,000           1,700,000
      Net Cash Provided by Financing Activities               338,250           1,828,246
 Net (Decrease) Increase in Cash and Equivalents             (630,542)            154,459
Cash and Equivalents at Beginning of Period                 1,297,031           1,142,572
Cash and Equivalents at End of Period                     $   666,489         $ 1,297,031
                                                          ===========         ===========


See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:

                                                         Year Ended July 31,
                                                          2001         2000
    Taxes                                              $      600   $      200

  Noncash investing and financing activities:
    Conversion of debentures                               75,000    1,700,000
    Common stock issued for consulting services            26,000      426,903
    Common stock issued for subscription receivable        93,750           --
    Common stock issued for goodwill                      119,776           --
    Deposit on asset purchase for goodwill                494,360           --





See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization

          Conolog Corporation (the "Company") is in the business of design, manufacturing and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmissions and reception and other communication areas. The Company's products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets. The Company's customers include primarily industrial customers, which include power companies, and various branches of the military.

          The Company formed a wholly owned Subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January, 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries.

          During the year ended July 31, 2001, the Company formed a wholly owned Subsidiary, Lonogoc Corporation. In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation ("ICM") and is currently operating under the trade name, ICM. ICM provides installation, maintenance, and troubleshooting of computer systems and networks.

     Principles of Consolidation

          The consolidated financial statements include the accounts of Conolog Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash and Equivalents

          For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

     Inventories

          Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

     Property, Plant and Equipment

          Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Depreciation and amortization was $53,977 and $57,037 for the years ended July 31, 2001 and 2000, respectively.

     Revenue Recognition

         Revenue for product sales are recognized at the time of shipment provided that collection of the resulting receivable is probable. Service revenue is generally recognized ratably over the period of the related contract.

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Goodwill

          Goodwill represents the excess of the purchase price over the fair market value of their assets acquired by Nologoc Corporation and Lonogoc Corporation at the date of acquisition and it is being amortized on the straight line method over 40 years. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the assets acquired, impairment is measured by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals. Amortization expense charged to operations for July 31, 2001 and 2000 was $20,102 and $3,576, respectively.

     Advertising Costs

          Advertising costs are charged to operations when incurred. Advertising expense was $50,844 and $23,679 for the years ended July 31, 2001 and 2000, respectively.

     Securities Issued for Services

          The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of stock issuance. Compensation, consulting and commission expense is recorded at the fair market value of the stock issued.

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

      Loss Per Share of Common Stock

          Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The number of shares used in the computations were 2,242,851 and 1,706,445 for 2001 and 2000, respectively. The effect of assuming the exchange of the warrants, Series A Preferred Stock and Series B Preferred Stock in 2001 and 2000 would be anti-dilutive.

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

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


LEASES

     The Company leases their facilities and various equipment under operating leases. Equipment leases expired during fiscal year ended July 31, 2001.

     Total rental expense for all operating leases of the Company amounted to approximately $60,312 and $92,922 during the years ended July 31, 2001 and 2000, respectively.

     The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2001.

         Year Ending July 31,
         --------------------
              2002                                           $         45,975
              2003                                                     31,845
              Total minimum payments required                $         77,820



INCOME TAXES

     The income tax (benefit) is comprised of the following:


                                                       July 31,
                                                   2001         2000

         Current Income Taxes
              Federal                           $      --   $        --
              State                                    --            --

         Deferred Income Taxes                         --
              Federal                                  --            --
              State                                    --      (262,802)

                                                $      --    $ (262,802)
                                                =========    ==========

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

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


INCOME TAXES, Continued

     A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:


                                                             July 31,
                                                       2001            2000

     Federal statutory tax rate                       (34.0)%         (34.0)%
     Valuation Allowance on Net Operating Loss
          Carryover                                   (34.0)          (21.8)
     Permanent and other differences                     --              --

                                                         --%          (12.2)%
                                                     ======          ======

     Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.

     The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

     At July 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $7,592,115 and $3,586,754, respectively, which are available to offset future Federal and State taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

                                         Federal                   State

     2005                              $        --              $  644,713
     2006                                       --                 859,586
     2008                                       --               2,082,455
     2013                                  253,276               2,705,790
     2014                                1,232,010                      --
     2015                                  957,538                      --
     2017                                  550,752                      --
     2018                                1,656,388                      --
     2019                                  859,696                      --
     2020                                2,082,455                      --
     2022                                2,705,790                      --

                                       $10,297,905              $6,292,544
                                       ===========              ==========

     At July 31, 2001 the Company has available unused general business credits that may provide future tax benefits and expire as follows:

                                             Amount

                                       $      26,300
                                              64,900
                                       $      91,200

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


INCOME TAXES, Continued

     The Company's deferred tax asset is comprised of the following temporary differences:

                                                         Federal         State

    Net operating losses and tax credit carryforwards  $ 3,501,000    $  566,000
    Less:  valuation allowance                           3,501,000       404,540
         Net Deferred Tax Assets                       $         0    $  161,460
                                                       ===========    ==========

     The net change in the valuation allowance was $964,733 in 2001 and $767,504 in 2000.

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

     The total expense for the above plan amounted to $68,907 and $66,830 for the years ended July 31, 2001 and 2000, respectively.

CAPITAL STOCK

     On April 17, 2001, the Board of Directors authorized a 1 for 4 reverse stock split of the Company's $.01 par value common stock. All references in the accompanying financial statements to the number of common shares for fiscal year ending July 31, 2001 have been restated to reflect the reverse stock split.

     The Series A Preferred Stock provides 4% cumulative dividends, which were $99,083 ($0.64 per share) in arrears at July 31, 2001. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1,200 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

     The Series B Preferred Stock provides cumulative dividends of $.90 per share which were $32,374 ($27.05 per share) in arrears at July 31, 2001. In addition, each five shares of Series B Preferred Stock is convertible into 1 share of Common Stock. The Company may redeem the Series B Preferred Stock at $15 per share plus accrued and unpaid dividends.

     The Company has reserved 155,059 shares of Common Stock for Series A and B Preferred Stock.

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


WARRANTS

     The Company issued common stock purchase warrants separately and as a part of the previous offerings as follows:


                                  Exercise       Original         Extended
                  Number of      Price Per      Expiration       Expiration
Date of Grant       Shares         Share           Date             Date
   8/16/95         283,938         $6.00          8/16/98          8/02/02
   1/21/98         725,300         $6.00          8/30/02            --
   1/21/98         300,000         $5.25          8/02/02            --


CONVERTIBLE DEBENTURES

     The Company and CLOG II LLC (the "Optionee") entered into an Option Agreement, dated November 29, 2000, (the "Option Agreement"). Pursuant to the Option Agreement, the Company has granted an option to the Optionee to purchase convertible debentures of the Company having an aggregate principal amount of up to $2,040,000. Per the Option Agreement, the option shall terminate on November 29, 2002.

     The Optinee has the right to convert the principal amount of the debenture, or any portion thereof which is at least $25,000, into that number of shares of common stock of the Company, obtained by dividing the principal amount of the debenture by the conversion price of $0.68 per share. The Option Agreement provides that the voting power of any conversion shares owned by the Optionee will be voted in the same manner as shares voted by all other shareholders of the Company. As of July 31, 2001, the Optionee purchased $100,000 of the convertible debentures and converted $75,000 of them into common stock.

     The Company and CLOG LLC entered into an Option Agreement, dated as of December 22, 1998, which was amended and restated as of May 5, 1999 (the "Option Agreement"). Pursuant to the Option Agreement, the Company has granted an option to CLOG to purchase convertible debentures of the Company having a aggregate principal amount of up to $2,000,000. CLOG's option may be exercised at any time prior to December 31, 1999.

     As of July 31, 2000, CLOG exercised their option for $2,000,000 convertible debentures and converted them to common stock at a conversion rate of $1.00 per share, the fair market value of the common stock on the date of the Option Agreement. The Option Agreement provided that the voting power of any conversion shares owned by CLOG will be voted in the same manner as shares voted by all other shareholders of the Company.

MAJOR CUSTOMERS

     The following summarizes sales to major customers (each 10% or more of net sales) by the Company:


                    Sales to Major         Number of          Percentage of
Year Ended             Customers           Customers              Total

   2001                   --                  --                    --
   2000                 553,194                1                    10

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


COMMITMENTS AND CONTINGENCIES

     Employment Agreements

          On February 18, 1999 the Company amended the employment agreement, dated June 1, 1997, with Robert Benou, to serve as the Company's Chief Executive Officer through May 31, 2002. Base salary under the agreement is $190,000 per annum with annual increases of $20,000. The agreement also calls for an annual bonus equal to 6% of the Company's income before income taxes as stated in its annual Form 10-K. Employee benefit plans, such as life, health, pension and other plans are provided under the agreement. The Company will also provide reimbursement of ordinary and necessary business expenses and a monthly car allowance. A noncompetition/nonsolicitation restriction applies for one year after termination of employment. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.

          The President of the Company entered into an employment agreement on June 1, 1997. The agreement is for a period of five years expiring May 31, 2002. Pursuant to the terms of the agreement, the officer is to receive a base salary of $55,000 for the period June 1, 1997 through May 31, 1998 and an increase of $6,000 per annum for each twelve month period thereafter. The agreement also calls for an annual bonus equal to 3% of the Company's income before income taxes as stated in its annual Form 10-K. The Officer is entitled to participate in all general pension, profit-sharing, life, medical, disability and other insurance and executive benefit plans at any times in effect for executives of the Company, however, the Company is not obligated to establish or maintain any of the aforementioned executive benefit plans. The Company will also provide an automobile and reimburse the Officer for all ordinary and necessary business expenses. A noncompetition/nonsolicitation restriction applies for six months after termination of employment. Upon termination without cause the agreement provides for severance compensation equal to 2.99 times the average annual compensation paid by the Company.

          On March 1, 1998, the Company entered into an employment agreement with a Company executive to serve as a Corporate Development Manager for a period of five years. Base salary under the agreement is $50,000 per annum with annual increases of $4,000. The agreement calls for the Corporate Development Manager to receive a quarterly bonus of 5,000 shares of Conolog Corporation stock that have not been registered and eligible for sale under Rule 144. Eligibility for all general pension, profit-sharing, life, medical, disability and other insurance and executive benefit plans is provided under the agreement, however, the Company is not obligated to establish or maintain any of the aforementioned executive plans. The Company will also provide an automobile for the use of the Corporate Development Manager and reimburse her for all ordinary and necessary business expenses. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.

     Legal Matters

          In December 1998, the Company was named in two related litigations pending, one in the United States District Court for the southern district of New York and the other in Superior Court of New Jersey. The first of the pending litigations was commenced in 1993. The litigations relate to a dispute concerning real property acquired in 1984. While the property is near real property formerly owned by Conolog, Conolog was not a party to that transaction. The claim made against Conolog alleges that Conolog contributed to environmental contamination of the property acquired in 1984. During the fiscal year ending July 31, 2001, an agreement has been reached to settle both cases by payment of $150,000 from the Company to the plaintiff. The settlement is to be funded entirely by the Company's insurance carrier.

          In the third quarter of fiscal 1999, the Company reached an agreement in principle to purchase substantially all the stock or assets of Hallmark Temps, Inc. for use in conjunction with the Company's Atlas Design business. After discussions were terminated without an agreement having been reached, Conolog began doing business with an entity owned by a former employee of Hallmark. In October 1999, Hallmark filed a lawsuit in the Superior Court of New Jersey seeking a preliminary injunction and damages against the Company. Hallmark alleges that the Company breached a confidentiality agreement executed by the Company and Hallmark. The case was settled in August, 2001 for $325,000 which is accrued in the financial statements.

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


COMMITMENTS AND CONTINGENCIES, Continued

     Stock Option Plan

          On December 26, 20001, the Board of Directors of the Company adopted the Conolog Corporation 2000/2001 Stock Option Plan (the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code or nonqualified stock options. The maximum number of common shares of the Company which may be granted under the plan is 300,000.

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

          On April 23, 2001, the Company granted 300,000 options to purchase the Company's common stock at $1.60 per share. All options granted on this date were exercised.

          On February 8, 2000, the Company granted 17,500 options to purchase the Company's common stock at $.625 per share. All options granted on this date were exercised.

          No stock options were outstanding as of July 31, 2001.

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


COMMON STOCK ISSUED FOR SERVICES

     Consulting Agreements

          On November 20, 2000, the Company entered into a 90-day agreement with World Alliance Consulting, Inc. ("World Alliance"), whereby World Alliance would provide public relations and consulting services to the Company. In consideration of such services, World Alliance received 75,000 shares of the Company's common stock. Pursuant to the Agreement, World Alliance is to pay the Company $93,750 on November 29, 2001 in consideration of the excess of the fair market value of the shares received over the consulting services provided.

          On June 12, 2001, the Company and Fengshui Consulting, Inc. entered into an agreement whereby, Fengshui Consulting, Inc. would provide public relations and consulting services to the Company through April 30, 2003. In consideration of such services, Fengshui Consulting, Inc. received 20,000 shares of the Company's common stock.

          On October 3, 2000, the Company and Levcap Communications entered into a 90 day agreement whereby, Levcap Communications would provide public relations and consulting services to the Company. In consideration of such services, Levcap Communications received 4,375 shares of the Company's common stock.

          On February 1, 2000, the Company entered into a six month agreement with National Financial Communications Corporation ("NFC"), whereby NFC would provide public relations, communications, advisory and consulting services to the Company. In consideration of such services, NFC received $10,000 upon the signing of the agreement and 25,000 shares of the Company's common stock, during the term of the agreement. On June 14, 2000, the Company and NFC extended their agreement though December 31, 2000. In remuneration of the contract extension, the Company granted NFC 12,500 shares of common stock, In a second contract extension dated June 1, 2001, the Company and NFC extended their agreement through April 30, 2003. In remuneration thereof, the Company granted NFC 26,000 shares of common stock.

          On February 1, 2000, the Company entered into a six month agreement with Robert Marks Co., Inc. ("Robert Marks"), whereby Robert Marks would act as a consultant to the Company. In consideration of such services, Robert Marks was granted 25,000 shares of common stock of the Company. On June 14, 2000, the Company and Robert Marks extended their agreement through June 30, 2001. In remuneration of the contract extension, the Company granted Robert Marks 12,500 shares of common stock of the Company.

          In May of 2000, the Company entered into a consulting agreement with a former employee, whereby, the former employee would act as consultant to the Company. In consideration of such services, the former employee was granted 2,500 shares of the common stock of the Company. The agreement terminated October 31, 2000.

          In March of 2000, the Company entered into a one year consulting agreement with Southern Origins, Inc. ("Southern Origins"). In consideration of the consulting services to be provided, the Company, at the signing of the agreement, granted Southern Origins 11,250 shares of the Company's common stock. In addition, the Company will grant Southern Origins 7,500 shares of the Company's common stock every ninety days, from the signing of the agreement. The agreement terminated February 16, 2001.

          In March of 2000, the Company entered into a one year consulting agreement with Eagle Consulting Services, LLC ("Eagle Consulting"). In consideration of the consulting services to be provided, the Company, at the signing of the agreement, granted Eagle Consulting 11,250 shares of the Company's common stock. In addition, the Company will grant Eagle Consulting 7,500 shares of the Company's common stock every ninety days, from the signing of the agreement. The agreement terminated February 16, 2001.

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


COMMON STOCK ISSUED FOR SERVICES, Continued

          During the year ended July 31, 2000 the Company received consulting services from European Investor Relations Limited. In consideration for such services the Company granted 25,000 shares of the common stock of the Company to European Investor Relations Limited.

          Consulting expense is recorded at the fair market value at the date of grant and is amortized over the life of the contracts. Consulting expense for the years ended July 31, 2001 and 2000 amounted to approximately $491,946 and $540,868, respectively.

     Commission Agreement

          On February 1, 2000, the Company entered into a six month commission agreement with Scott Martone, Inc. and Scott Temps (Scott Martone), whereby, in addition to monetary remuneration, Scott Martone also received 12,500 shares of the Company's common stock at the signing of the agreement and 6,250 shares at the end of every ninety days, from the date of the signing. Pursuant to the contract, as the agreement has not been terminated by either party, it has been renewed through July 31, 2002.

     Employees

          During the year the Company issued 163,500 shares of the Company's common stock, as additional remuneration to certain employees. Compensation expense was recorded at the average fair value of the stock at the time of issuance, $271,410 ($1.40 per share).

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

                               Conolog Corporation
                 Notes to the Consolidated Financial Statements


REPORTABLE SEGMENTS

     The Company's operations are classified into three principal reportable segments that provide different products or services.

                          Electronic           Engineering &     Computer System
                        Engineering and          Technical         and Network
                         Manufacturing           Staffing           Consulting
                       ---------------------------------------------------------
                                        Year Ended July 31, 2001

    Sales                $      695,823       $    4,398,838      $      985,657
    Net (loss) income        (3,122,598)             393,269              23,539
    Assets                    4,602,778              452,132             200,696

                       ---------------------------------------------------------
                                        Year Ended July 31, 2000

    Sales                $    1,238,011       $    4,373,121      $           --
    Net loss                 (1,836,241)             (47,422)                 --
    Assets                    5,705,361              951,264                  --


SUBSEQUENT EVENT

     Subsequent to year end the company issued convertible debentures for $290,000. The principal plus interest at 8%, per annum, mature on October 11, 2002. The Optionee has the right to convert the principal amount of the debenture or any portion thereof which is at least $25,000, into that number of fully paid and nonassessable shares of common stock, obtained by dividing the principal amount of the debenture or portion thereof surrendered for conversion by the conversion price between $.50 and $.60 per share.

     At maturity, the company has the option to repay the debenture, together with all accrued interest thereon, by issuing a new Series C Preferred Stock. For purposes of such repayment, the shares of Preferred Stock shall be valued at $5.00 per share. The shares of Preferred Stock will be non-voting and will carry a cumulative dividend of 8% per annum, which may be payable by issuance of additional shares of Series C Preferred Stock valued at $5.00 per share.

     The Preferred Stock will be convertible into Common Stock of the Company at the rate of one share of Common Stock for each share of Preferred Stock. The Preferred Stock will carry a liquidating preference of $5.00 per share.