Form 10QSB
period 2001-10-31
CONOLOG CORP
filed 2001-12-07
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.
YES _X_ NO ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.
YES ___ NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share; 3,194,494 shares outstanding as of November 29, 2001(inclusive of Treasury Stock).

                               Conolog Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                October 31, 2001


ASSETS                                                  (Unaudited)

Current Assets:

         Cash                                            $  467,661
         Accounts Receivable, less                          382,478
            allowance of $15,964
         Inventories                                      2,701,335
         Deferred Tax Asset                                 161,460
         Notes Receivable                                    20,000
         Other Current Assets                                42,796
                                                         ----------
            Total Current Assets                         $3,775,730

         Property, Plant and Equipment                      220,907
         less accumulated depreciation
         of $1,712,024

         Goodwill                                           877,020
         Other Assets                                        12,518

                                                         ----------
                  Total Assets                           $4,886,175
                                                         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

         Accounts Payable                                    39,240
         Accrued Payroll                                     12,964
         Other Accrued Expenses                             164,381
         Deferred gain on sale of assets                      7,562
         Accrued Legal Fees                                 167,579
         Convertible Debenture                              362,000
                                                         ----------
            Total Current Liabilities                    $  753,726
                                                         ----------

                               CONOLOG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                        October 31, 2001
Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000                             77,500
   shares authorized;155,000 shares
   issued and outstanding

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000                               597
   shares authorized issued and
   outstanding 1,197 shares

   Common Stock; par value $0.01;                               29,983
   20,000,000 shares authorized;
   issued 2,998,266 shares, including
   2,203 shares held in Treasury

   Contributed Capital                                      19,341,265

   Retained Earnings (Deficit)                             (14,896,287)
   Treasury Shares at Cost                                    (131,734)
   Subscription Receivable                                     (93,750)
   Prepaid Consulting Services                                (195,125)
                                                          ------------
          Total Stockholders' Equity                      $  4,132,449
                                                          ------------
          Total Liabilities and
            Stockholders' Equity                          $  4,886,175
                                                          ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               CONOLOG CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                       2001              2000
REVENUES
  PRODUCT REVENUES                                 $   297,752        $  388,529
  SERVICE REVENUES                                     297,285         1,423,676
                                                   -----------        ----------
     TOTAL REVENUES                                $   595,037        $1,812,205

COSTS OF GOODS SOLD
   PRODUCT COSTS                                        79,481            78,601
   SERVICE COSTS                                       221,682         1,093,895
                                                   -----------        ----------
      TOTAL COSTS OF REVENUES                          301,163         1,172,496
                                                   -----------        ----------
GROSS PROFIT                                           293,874           639,709

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                             366,954           458,023

RESEARCH AND DEVELOPMENT                               400,000
   EXPENSES
                                                   -----------        ----------

INCOME (LOSS) FROM OPERATIONS                         (473,080)          181,686

INTEREST INCOME                                            385             6,105
                                                   -----------        ----------
INCOME/(LOSS) BEFORE
      TAXES                                           (472,695)          187,791
PROVISION FOR TAXES                                          0            63,849
                                                   -----------        ----------
NET INCOME/(LOSS)                                  $  (472,695)       $  123,942
                                                   ===========        ==========

EARNINGS/(LOSS) PER SHARE                               ($ .16)            $ .01
                                                   ===========        ==========
Weighted Average Number of Shares of
   Common Stock Outstanding                          2,965,702         8,518,857
                                                   ===========        ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               CONOLOG CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                       FOR THE THREE MONTHS
                                                         ENDED OCTOBER 31,
                                                       2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided/(Used) in Operating
         Activities                                  (643,994)       (299,631)
                                                    ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net Cash Provided/(Used) in Investing              108,166        (286,352)
         Activities                                 ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net Cash Provided/(Used) by Financing              337,000         145,798
         Activities and Convertible Debentures
                                                    ---------     -----------
NET INCREASE/(DECREASE) IN CASH                     $(198,828)    $  (440,185)

CASH AT BEGINNING OF YEAR                             666,489       1,297,031
                                                    ---------     -----------
CASH AT END OF PERIOD                               $ 467,661     $   856,846
                                                    =========     ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Taxes

     The Company has entered into a program with the New Jersey Economic Development Authority to sell its State tax loss carry-forwards. The Company will receive $161,460 during the second quarter of fiscal 2002 from the sale of such carry-forwards.

NOTE 2 - Inventories

     Inventories are broken down as follows:
             Finished Goods                 $ 1,025,646
             Work in Process                    206,798
             Materials and Supplies           1,468,891
                                            -----------
                     Total                  $ 2,701,335

NOTE 3 - Other Business

The Company formed a wholly owned Subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January 2001, Nologoc Corporation purchased substantially all of the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions, Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries.

During the year ended July 31, 2001, the Company formed a wholly owned Subsidiary, Lonogoc Corporation. In August 2000, Lonogoc Corporation purchased substantially all of the assets of Independent Computer Maintenance Corporation ("ICM") and is currently operating under the trade name, ICM. ICM provides installation, maintenance, and troubleshooting of computer systems and networks.

NOTE 4 -  Convertible Debentures

In October 2001, Conolog Corporation sold an aggregate of 590,000 of its convertible debentures to seven individuals with a total offering price of $337,000, pursuant to Rule 506 of the Rules and Regulations of the Securities Act of 1933, as amended. The debentures, at the option of the holder, are convertible into an aggregate of 590,000 shares of the Company's Common Stock.

At maturity, the Company has the option to repay any unconverted debentures, together with all accrued interest thereon, by issuing a new Series C Preferred Stock. For purposes of such repayment, the shares of Preferred Stock shall be valued at $5.00 per share. The shares of Preferred Stock will be non-voting and will carry a cumulative dividend of 8% per annum, which may be payable by issuance of additional shares of Series C Preferred Stock valued at $5.00 per share.

The Preferred Stock will be convertible into Common Stock of the Company at the rate of one share of Common Stock for each share of Preferred Stock. The Preferred Stock will carry a liquidating preference of $5.00 per share.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                 For the three months
                                   Ended October 31,
                                  2001             2000

Revenues                      $   595,422      $ 1,818,310
Costs and Expenses             (1,068,117)      (1,694,368)
                              -----------      -----------
Net Income/(Loss)             $  (472,695)     $   123,942
   after Taxes
                              ===========      ===========

QUARTER ENDED OCTOBER 31, 2001

     Revenues for the quarter ended October 31, 2001 totaled $595,037 representing a decrease of 67% or $1,217,168 from $1,812,205 reported for the same quarter a year ago. Revenues decreased primarily due to the decline in the Company's staffing divisions caused by a decline in the economy.

     Gross margin for the quarter totaled $293,874 representing 49% of revenues as compared to $639,709 or 35% of revenues for the quarter ended October 31, 2000 as a result of increased efficiency and cost reduction.

     Selling, general and administrative expenses decreased from $458,023 in 2000 to $366,954 in 2001 which represents a reduction of 19% or $91,069 primarily due to cost reduction and the reduction of orders for our staffing business.

     Research and Development cost for the first quarter ended October 31, 2001 totaled $400,000 for the pre-production development phase for the PDR2000 and its accessories.

     As a result of the foregoing, the Company reported a combined net loss of $(472,695), or ($.16) per share for the quarter ended October 31, 2001 as compared to net income of $123,942 or $.01 per share in October 2000.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories decreased $56,831 from July 31, 2001 attributable to the purchase of parts for the PDR-2000 Series product release and the current quarter revenues.

     Accounts Receivable decreased from $495,412 to $ 382,478. This decrease of $ 112,934 is the result of the decreased sales during the first quarter primarily due to the economy.

     The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and result in additional cash flow to support an expanded operating level in fiscal 2002 versus fiscal 2001.

     The Company is in the final testing stages of its PDR-2000 digital protection system. Test results to date have exceeded the Company's expectations, leading to an earlier than anticipated introduction of the unit. The Company has received verbal commitments from several of its west coast electric power utility customers for the all-digital model 2000 protection equipment.

     The Company's computer maintenance and temporary staffing divisions, are in the application process to become an approved government contractor through the GSA, a government agency that contracts human resource services as well as IT related services.

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

     As of October 31, 2001 the Company's backlog of orders stands at $2.6 million, a mix of military and commercial telecommunication products. The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the three months ended October 31, 2001 from the information contained in the Registrant's annual report of Form 10-K for the fiscal year ended July 31, 2001.

SUBSEQUENT EVENTS

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


                           Part II - Other Information
                               CONOLOG CORPORATION

1.   Legal Proceedings - none

2. Changes in Securities - The information required by Part II Section 2 was disclosed in Part I Note 4, the information is incorporated by reference herein.

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

                                            CONOLOG CORPORATION


                                            By /s/ Robert S. Benou

December 7, 2001                                       Robert S. Benou
                                                       Chief Executive Officer