Form 10QSB
period 2002-01-31
CONOLOG CORP
filed 2002-03-15
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

Commission file number ___________0-8174________

                               Conolog Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                              52-0853566
   (State or other jurisdiction of              (I.R.S. Employer
           organization)                        Identification No.)

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
YES  X     NO
    ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.
YES      NO
   ----    ----

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share; 3,800,009 shares outstanding as of February 21, 2002(inclusive of Treasury Stock).

                               Conolog Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                January 31, 2002

ASSETS                           (Unaudited)

Current Assets:

     Cash                                   $  570,292
     Accounts Receivable, less                 359,509
     allowance of $7298
     Inventories                             1,659,769
     Deferred Tax Asset                         16,789
     Other Current Assets                       38,200
                                            ----------
        Total Current Assets                $2,644,559

     Property, Plant and Equipment             222,494
     less accumulated depreciation
     of $ 1,740,437

     Goodwill                                  876,125
     Other Assets                               12,048
                                            ----------
              Total Assets                  $3,755,226
                                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                           63,901
     Accrued Payroll                            45,627
     Other Accrued Expenses                    162,275
     Deferred gain on sale of assets             5,042
     Accrued Legal Fees                        161,215
     Convertible Debenture                      25,000
     Line of Credit                            250,000
                                            ----------
        Total Current Liabilities           $  713,060
                                            ----------

                               CONOLOG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              January 31, 2002
Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000                77,500
   shares authorized;155,000 shares
   issued and outstanding

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000                  597
   shares authorized issued and
   outstanding 1,197 shares

   Common Stock; par value $0.01;                  37,996
   20,000,000 shares authorized;
   issued 3,799,602 shares, including
   2,203 shares held in Treasury
   Contributed Capital                         19,815,342

   Retained Earnings (Deficit)                (16,485,775)
   Treasury Shares at Cost                       (131,734)
   Subscription Receivable                        (93,750)
   Prepaid Consulting Services                   (178,010)
                                             ------------
          Total Stockholders' Equity         $  3,042,166
                                             ------------
          Total Liabilities and
            Stockholders' Equity             $  3,755,226
                                             ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               CONOLOG CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                            January 31,                         JANUARY 31,

                                        2002             2001               2002              2001
REVENUES
PRODUCT REVENUES                  $   380,117        $   598,253        $   677,869        $  986,782
SERVICE REVENUES                      247,182          1,802,169            544,467         3,231,950
                                  -----------        -----------        -----------        ----------
   TOTAL REVENUES                 $   627,299        $ 2,400,422        $ 1,222,336        $4,218,732

COSTS OF GOODS SOLD
  PRODUCT COSTS                       180,953            398,338            260,434           476,939
  SERVICE COSTS                       201,885          1,092,258            423,567         2,186,153
                                  -----------        -----------        -----------        ----------
TOTAL COSTS OF REVENUES               382,838          1,490,596            684,001         2,663,092
                                  -----------        -----------        -----------        ----------
GROSS PROFIT                          244,461            909,826            538,335         1,555,640

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              292,278            477,293            659,232           935,316

RESEARCH AND DEVELOPMENT              248,628                  0            648,628                 0
   EXPENSES
                                  -----------        -----------        -----------        ----------
INCOME (LOSS)
FROM OPERATIONS                      (296,445)           432,533           (769,525)          620,324

WRITE-OFF OF OBSOLETE              (1,295,000)                 0         (1,295,000)                0
AND EXCESS INVENTORIES

INTEREST INCOME                         1,957                  0              2,342                 0
                                  -----------        -----------        -----------        ----------
INCOME/(LOSS) BEFORE               (1,589,488)           432,533         (2,062,183)          620,324
      TAXES
PROVISION FOR TAXES                         0            (63,849)                 0                 0
                                  -----------        -----------        -----------        ----------
NET INCOME/(LOSS)                 $(1,589,488)       $   496,382        $(2,062,183)       $  620,324
                                  ===========        ===========        ===========        ==========

EARNINGS/(LOSS) PER SHARE         ($     1.84)       $       .06        ($     1.41)       $      .07
                                  ===========        ===========        ===========        ==========
Average Number of Shares of
Common Stock Outstanding            2,925,105          8,518,857          2,925,105         8,518,857
                                  ===========        ===========        ===========        ==========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               CONOLOG CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                    FOR THE SIX MONTHS
                                                     ENDED JANUARY 31,
                                                   2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash (Used) by Operating
         Activities                            (686,474)            (769,268)
                                              ---------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net Cash Provided by Investing               590,277              244,360
         Activities                           ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net Cash (Used) by Financing                                      (17,319)
         Activities                                   0
                                              ---------          -----------
NET (DECREASE) IN CASH                        $ (96,197)         $  (542,227)

CASH AT BEGINNING OF YEAR                       666,489            1,297,031
                                              ---------          -----------
CASH AT END OF PERIOD                         $ 570,292          $   754,804
                                              =========          ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Other Business

In September 1998, Nologoc Corporation, a wholly owned subsidiary of the Company, purchased the assets of Atlas Design, Incorporated. In January 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions, Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries.

In June, 2000, the Company formed a wholly owned subsidiary, Lonogoc Corporation. In August 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation ("ICM") and is currently operating under the trade name, ICM. ICM provides installation, maintenance, and troubleshooting of computer systems and networks.

NOTE 2 - Inventories

     Inventories are broken down as follows:
             Finished Goods                 $   665,608
             Work in Process                    224,060
             Materials and Supplies             770,101
                                           -------------
                     total                  $ 1,659,769

NOTE 3 - Taxes

     The Company entered into a program with the New Jersey Economic Development Authority to sell its State tax loss carry-forwards. The Company received $161,460 during the second quarter of fiscal 2002 from the sale of such carry-forwards.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and six months and corresponding quarter and six months of the previous year follows:

                            For the three months              For the six months
                             Ended January 31,                 Ended January 31,

                           2001              2000            2002              2001
Revenues               $   629,256      $ 1,556,937      $ 1,224,678      $ 4,218,732
Costs and Expenses      (2,218,744)      (1,437,961)      (3,286,861)      (3,598,408)
                       -----------      -----------      -----------      -----------
Net Income/(Loss)      $(1,589,488)     $   118,976      $(2,062,183)     $   620,324
   after Taxes         ===========      ===========      ===========      ===========

QUARTER ENDED JANUARY 31, 2002

     Revenues for the quarter ended January 31, 2002 totaled $627,299 a decrease of 73% or $1,773,123 from $2,400,422 reported for the same period last year. The Company believes that revenues decreased primarily due to the decline in the economy which caused a decreased demand for the Company's staffing services.

     Gross profit for the quarter totaled $244,461 representing 38% of revenues as compared to $909,826 or 38% of revenues for the quarter ended January 31, 2001.

     Selling, general and administrative expenses decreased from $477,293 for the quarter ended January 31, 2001 to $292,278 for the quarter ended January 31, 2002 which represents a decrease of 38% or $185,015 due to overall cost reduction for the second quarter ended January 31, 2002.

     Research and Development expenses decreased from $400,000 for the quarter ended October 31, 2001 to $248,628 for the quarter ended January 31, 2002 as a result of the pre-production stage of the PDR 2000.

     During the quarter ended January 31, 2002, the Company wrote off $1,295,000 of obsolete and excess inventory.

     As a result of the foregoing, the Company reported a combined net loss of $(1,589,488), or ($1.84) per share for the quarter ended January 31, 2002 as compared to net income of $496,382 or $. 06 per share for the quarter ended January 31, 2001.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories decreased $1,041,566 from the quarter ended October 31, 2001 attributable to the write-off of excess and obsolete inventory and the quarter ended January 31, 2002 purchases of parts for the PDR-2000 Series product release and materials purchased for shipments for third quarter revenues.

     Accounts Receivable decreased from $1,611,535 for the quarter ended January 31, 2001 to $359,509 for the quarter ended January 31, 2002. The Company believes that the decrease of $1,252,026 resulted from decreased sales due to the decline in the staffing industry caused by the decline in the economy.

     The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate ("the index").

     The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 2002 versus fiscal 2001.

     The Company is in the pre-production stages of its PDR-2000 digital protection system. Test results to date have exceeded the Company's expectations, leading to an earlier than anticipated introduction of the unit. The Company has received verbal commitments from several of its west coast electric power utility customers for the all-digital model 2000 protection equipment.

     The Company's computer maintenance and temporary staffing divisions, are in the application process to become an approved government contractor through the General Services Administration, a government agency that contracts human resource services as well as IT related services.

     The Company also plans for future expansion through mergers and acquisitions.

     The Company presently meets its cash requirements through existing cash balances and cash generated from operations. The Company believes that it can obtain additional financing from institutional lenders secured by its assets, if necessary.

MANAGEMENT REPRESENTATION

     The information furnished reflects all adjustments which management considers necessary for a fair statement of the results of the period.

     As of January 31, 2002 the Registrant's backlog of orders stands at $2.1 million. The Company anticipates its commercial shipments will grow as a percentage of total sales for the foreseeable future.

STATEMENT REGARDING PRESENT OPERATIONS

     There was no material change in the nature of the operations of Registrant during the six months ended January 31, 2002 from the information contained in the Registrant's annual report of Form 10-KSB for the fiscal year ended July 31, 2001.

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

                           Part II - Other Information
                               CONOLOG CORPORATION

1.   Legal Proceedings - None

2.   Changes in Securities -

          During the three months ended January 31, 2002, the following unregistered shares of the Company's common stock were sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as transactions not involving a public offering; In November and December 2001, the Company issued 192,000 and 3,014, respectively, shares of its Common Stock to its employees in consideration of their service to the Company.

     Pursuant to an agreement between the Company and Prime Time Staffing and Professional Temp Solutions, described in Note 1,in November 2001, and January 2002, the Company issued 14,463 and 1,829, respectively, shares of its Common Stock to Vincent Gruppouso.

3.   Defaults upon Senior Securities - None

4.   Submission of Matters to a Vote of Security Holders - None

5.   Other Materially Important Events - None

6.   Exhibits and Form 8-K - None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

                               CONOLOG CORPORATION


                                         By /s/ Robert S. Benou
                                            --------------------
March 15, 2002                              Robert S Benou
                                            Chief Executive Officer