Form 10QSB/A
period 2002-01-31
CONOLOG CORP
filed 2002-03-22
CIK 23503

Form 10-QSB/A
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
                                  ===========        ===========        ===========        ==========

EARNINGS/(LOSS) PER SHARE         ($      .54)*      $       .23**      ($      .71)*      $      .29**
                                  ===========        ===========        ===========        ==========
Average Number of Shares of
Common Stock Outstanding            2,925,105          2,129,714**        2,925,105         2,129,714**
                                  ===========        ===========        ===========        ==========

* In the 10-QSB filed March 15, 2002, the Company's per share earnings for the three and six months ended January 31, 2002 were misstated due to a mathematical error and have been corrected as indicated above.

** The Company's earnings per share and average number of shares reported for the three and six months ended January 2001 have been corrected to reflect the Company's common stock 4:1 reverse split of April 2001.


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

NOTE 4 - Earnings Per Share

     Earnings per share for the three and six months ended January 31, 2001 have been restated to reflect the 4:1 reverse stock split of April, 2001.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and six months and corresponding quarter and six months of the previous year follows:

                            For the three months              For the six months
                             Ended January 31,                 Ended January 31,

                           2002              2001            2002              2001
Revenues               $   629,256      $ 2,400,422      $ 1,224,678      $ 4,218,732
Costs and Expenses      (2,218,744)      (1,967,899)      (3,286,861)      (3,598,408)
                       -----------      -----------      -----------      -----------
Net Income/(Loss)      $(1,589,488)     $   432,533      $(2,062,183)     $   620,324
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

     As a result of the foregoing, the Company reported a combined net loss of $(1,589,488), or ($.54)* per share for the quarter ended January 31, 2002 as compared to net income of $496,382 or $.23** per share for the quarter ended January 31, 2001.

* In the 10QSB filed March 15, 2002, the earnings per share were misstated due to a mathematical error, they are amended as above.

** Earnings per share for the three months ended January 31, 2001, have been restated to reflect the 4:1 reverse split of April, 2001.

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

3.   Defaults upon Senior Securities - None

4.   Submission of Matters to a Vote of Security Holders - None

5.   Other Materially Important Events - None

6.   Exhibits and Form 8-K - None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

                               CONOLOG CORPORATION


                                         By /s/ Robert S. Benou
                                            --------------------
March 22, 2002                              Robert S Benou
                                            Chief Executive Officer


                                         By /s/ Marc R. Benou
                                            --------------------
                                            Marc R. Benou
                                            President