Form 10QSB
period 2002-04-30
CONOLOG CORP
filed 2002-06-03
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES |X| NO |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.

YES |_| NO |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share; 4,381,764 shares outstanding as of May 22, 2002(inclusive of Treasury Stock).

                               Conolog Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2002
                                   (Unaudited)

ASSETS

Current Assets:

   Cash                                                               $  366,149
   Accounts Receivable, less
     allowance of $7,298                                                 366,292
   Inventories                                                         1,915,590
   Deferred Tax Asset                                                    216,789
   Other Current Assets                                                   22,121
                                                                      ----------
      Total Current Assets                                             2,886,941

   Property, Plant and Equipment
     less accumulated depreciation
     of $1,731,696                                                       211,852

   Goodwill                                                              875,230
   Other Assets                                                           11,127
                                                                      ----------
         Total Assets                                                 $3,985,150
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable                                                       80,738
   Accrued Payroll                                                        67,167
   Other Accrued Expenses                                                167,809
   Deferred gain on sale of assets                                         2,521
   Accrued Legal Fees                                                     23,704
   Convertible Debenture                                                  25,000
   Line of Credit                                                        250,000
                                                                      ----------
      Total Current Liabilities                                       $  616,939
                                                                      ----------

                               CONOLOG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2002
                                   (Unaudited)

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000                                      77,500
   shares authorized;155,000 shares
   issued and outstanding

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000                                        597
   shares authorized issued and
   outstanding 1,197 shares

   Common Stock; par value $0.01;                                        43,818
   20,000,000 shares authorized;
   issued 4,381,764 shares, including
   2,203 shares held in Treasury

   Contributed Capital                                               20,055,727

   Retained Earnings (Deficit)                                      (16,423,053)
   Treasury Shares at Cost                                             (131,734)
   Subscription Receivable                                              (93,750)
   Prepaid Consulting Services                                         (160,894)
                                                                   ------------
          Total Stockholders' Equity                               $  3,368,211
                                                                   ------------
          Total Liabilities and
            Stockholders' Equity                                   $  3,985,150
                                                                   ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               CONOLOG CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                            APRIL 30,                       APRIL 30,

                                      2002            2001            2002            2001
REVENUES
  PRODUCT REVENUES                $   613,462      $1,145,713     $ 1,291,331      $4,377,663
  SERVICE REVENUES                    158,788         690,000         703,255       1,676,782
                                  -----------      ----------     -----------      ----------
   TOTAL REVENUES                 $   772,250      $1,835,713     $ 1,994,586      $6,054,445

COSTS OF GOODS SOLD
  PRODUCT COSTS                   $   445,473      $  978,799     $   705,907      $3,164,952
  SERVICE COSTS                       114,689         422,362         538,256         899,301
                                  -----------      ----------     -----------      ----------
TOTAL COSTS OF REVENUES           $   560,162      $1,401,161     $ 1,244,163      $4,064,253
                                  -----------      ----------     -----------      ----------
GROSS PROFIT                      $   212,088      $  434,552     $   750,423      $1,990,192

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              205,601         328,555         864,833       1,263,971

RESEARCH AND DEVELOPMENT
   EXPENSES                           126,129               0         774,757               0
                                  -----------      ----------     -----------      ----------
INCOME (LOSS)                     $  (119,642)     $  105,997     $  (889,167)     $  726,221
FROM OPERATIONS

OTHER INCOME (EXPENSE)

       WRITE-OFF OF OBSOLETE                0               0      (1,295,000)              0
       AND EXCESS INVENTORIES

       INTEREST INCOME                  2,364               0           4,706               0
                                  -----------      ----------     -----------      ----------
TOTAL OTHER INCOME (EXPENSE)            2,364               0      (1,290,294)              0

INCOME/(LOSS) BEFORE              $  (117,278)     $  105,997     $(2,179,461)     $  726,221
     TAXES

(BENEFIT FROM) INCOME TAXES           200,000               0         200,000               0
                                  -----------      ----------     -----------      ----------
NET INCOME/(LOSS)                 $    82,722      $  105,997     $(1,979,461)     $  726,221
                                  ===========      ==========     ===========      ==========

EARNINGS/(LOSS) PER SHARE         $       .02      $      .05     $      (.57)     $      .33
                                  ===========      ==========     ===========      ==========
Weighted Average Number
of Shares of Common Stock
Outstanding                         3,505,208       2,230,951       3,505,208       2,230,951
                                  ===========      ==========     ===========      ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               CONOLOG CORPORATION
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS
                                                          ENDED APRIL 30,
                                                      2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Cash Provided(Used) by Operating
         Activities                               $(1,136,824)      $  (919,152)
                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net Cash Provided by Investing
         Activities                                   836,484           231,831
                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net Cash (Used) by Financing
         Activities                                         0            50,000
                                                  -----------       -----------
NET (DECREASE) IN CASH                            $  (300,340)      $  (637,321)

CASH AT BEGINNING OF YEAR                             666,489         1,297,031
                                                  -----------       -----------
CASH AT END OF PERIOD                             $   366,149       $   659,710
                                                  ===========       ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Other Business

In September 1998, Nologoc Corporation, a wholly owned subsidiary of the Company, purchased the assets of Atlas Design, Incorporated. In January 2001, Nologoc Corporation purchased substantially all of the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions, Incorporated. The terms of the asset purchase agreement require the Company pay an amount equal to 8.21% of the gross profit of the combined entity, computed quarterly, payable 25% in cash and 75% in the Company's unregistered common stock for each quarterly period beginning with the quarter ended April 30, 2001 and ending with the quarter ending January 31, 2005. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries.

In June, 2000, the Company formed a wholly owned subsidiary, Lonogoc Corporation. In August 2000, Lonogoc Corporation purchased substantially all of the assets of Independent Computer Maintenance Corporation ("ICM") and is currently operating under the trade name, ICM. ICM provides installation, maintenance, and troubleshooting of computer systems and networks.

NOTE 2 - Inventories

      Inventories are broken down as follows:
              Finished Goods                                    $  565,957
              Work in Process                                      574,074
              Materials and Supplies                               775,559
                                                                ----------
                      total                                     $1,915,590

NOTE 3 - Taxes

      The Company entered into a program with the New Jersey Economic Development Authority to sell its State tax loss carry-forwards. The Company will receive $200,000 during the second quarter of fiscal 2003 from the sale of such carry-forwards.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and nine months and corresponding quarter and nine months of the previous year follows:

                                For the three months          For the nine months
                                   Ended April 30,              Ended April 30,

                                 2002          2001           2002           2001
Revenues                      $ 772,250    $ 1,835,713    $ 1,994,586    $ 6,054,445
Other Income (Expense)            2,364              0     (1,290,294)             0
(Benefit from) Income Taxes     200,000              0        200,000              0
Costs and Expenses             (891,892)    (1,729,716)    (2,883,753)    (5,328,224)
                              ---------    -----------    -----------    -----------
Net Income/(Loss)
   after Taxes                   82,722    $   105,997     (1,979,461)   $   726,221
                              =========    ===========    ===========    ===========

QUARTER ENDED APRIL 30, 2002

      Revenues for the quarter ended April 30, 2002 totaled $772,250 a decrease of 58% or $1,063,463 from $1,835,713 reported for the same period last year. Revenues for the nine months ended April 30, 2002 totaled $1,994,586 a decrease of 67% or $4,059,859 from $6,054,445 reported for the corresponding nine month period last year. The Company believes that revenues decreased primarily due to the decline in the economy, which caused a decreased demand for the Company's staffing services.

      Gross profit for the quarter totaled $212,088 representing 28% of revenues as compared to $434,522 or 24% of revenues for the quarter ended April 30, 2001. Gross profit for the nine months ended April 30, 2002 totaled $750,423 representing 38% of revenues as compared to $1,990,192 or 33% of revenues for the nine months ended April 30, 2001. The Company believes the increase in profit margin was primarily due to a decrease in costs and the release of backlog orders during the third quarter ended April 30, 2002.

      Selling, general and administrative expenses decreased from $328,555 for the quarter ended April 30, 2001 to $ 205,601 for the quarter ended April 30, 2002, which represents a decrease of 37% or $ 122,954. Selling, general and administrative expenses decreased from $1,263,971 for the nine months ended April 30, 2001 to $864,833 for the nine months ended April 30, 2002, which represents a decrease of 32% or $399,138, the decrease is due to overall cost reduction based on a decreased demand for the Company's staffing services.

      Research and Development expenses increased from $0 for the three months ended April 30, 2001 to $126,129 for the three months ended April 30, 2002, due to the research and development for the PDR 2000 in fiscal year 2002. Research and Development expenses have decreased from $248,628 for the quarter ended January 31, 2002 to $126,129 for the quarter ended April 30, 2002 as a result of the final pre-production stage of the PDR 2000.

      During the second quarter ended January 31, 2002, the Company wrote off $1,295,000 of obsolete and excess inventory.

      As a result of the foregoing, the Company reported a net income of $82,722, or $.02 per share for the quarter ended April 30, 2002 as compared to net income of $105,997 or $.05 per share for the quarter ended April 30, 2001. The Company reported a net loss of $(1,979,461)or $(.57) per share for the nine months ended April 30, 2002 as compared to a net income of $726,221 or $.33 per share for the nine months ended April 30, 2001.

LIQUIDITY AND FINANCIAL CONDITION

      Inventories decreased $1,391,448 from the quarter ended April 30, 2001 attributable to the write-off of $1,295,000 of obsolete and excess inventory, purchases of parts for the PDR-2000 Series product release and materials purchased for shipments for fourth quarter revenues.

      Accounts Receivable decreased from $1,393,894 for the quarter ended April 30, 2001 to $366,292 for the quarter ended April 30, 2002. The Company believes that the decrease of $1,027,602 resulted from decreased sales due to the decline in the staffing industry caused by the decline in the economy.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate ("the index").

      The Company anticipates additional backlog releases from the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 2003 versus fiscal 2002 and 2001.

      The Company is in the final pre-production stages of its PDR-2000 digital protection system. Test results to date have exceeded the Company's expectations, leading to an earlier than anticipated introduction of the unit. The Company has received verbal commitments from several of its west coast electric power utility customers for the all-digital model 2000 protection equipment.

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

      As of April 30, 2002 the Registrant's backlog of orders stands at $1.9 million. The Company anticipates its commercial shipments will grow as a percentage of total sales for the foreseeable future.

STATEMENT REGARDING PRESENT OPERATIONS

      There was no material change in the nature of the operations of Registrant during the nine months ended April 30, 2002 from the information contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended July 31, 2001.

FORWARD LOOKING STATEMENTS

      This 10-QSB contains certain forward-looking statements. Due to the uncertainties associated with doing business with governmental entities,the release of backlog orders and competition actual results may differ materially from any such forward looking statements and, in general, are difficult to forcast.

                           Part II - Other Information
                               CONOLOG CORPORATION

1.    Legal Proceedings - None

2.    Changes in Securities -

            During the nine months ended April 30, 2002, the following unregistered shares of the Company's common stock were sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

      In March 2002, the Company issued 480,500 shares of its Common Stock to its employees in consideration of their service to the Company.

      Pursuant to an agreement between the Company and Prime Time Staffing and Professional Temp Solutions, described in Note 1,in February and April 2002, the Company issued 407 and 1255, respectively, shares of its Common Stock to Vincent Gruppouso.

      In February 2002, the Company issued 10,000 shares of its Common Stock to Heather Clinger and in April 2002, the Company issued 45,000 and 45,000 shares of its Common Stock to Leward Consulting Group LLC and Hannah Wolfson LLC, respectively, these issuances were pursuant to consulting agreements between Conolog and each of the aforementioned.

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

                              CONOLOG CORPORATION


                                        By /s/ Robert S. Benou

June 3, 2002                                   Robert S. Benou
                                               Chief Executive Officer


                                        By /s/ Marc R. Benou

                                               Marc R. Benou
                                               President