Form 10KSB
period 2002-07-31
CONOLOG CORP
filed 2002-10-29
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2002 (No Fee Required)

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to (No Fee Required)

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

      Title of each class Name of each exchange in which registered Common Stock, $0.01 par value NASDAQ SmallCap Market.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $.22 on October 15, 2002 was $974,236.

The number of shares outstanding of the Registrant's common stock outstanding as of October 15, 2002 was 4,980,516.

DOCUMENTS INCORPORATED BY REFERENCE FORM 10-KSB
JULY 31, 2002

TABLE OF CONTENTS

PART I

Item 1. BUSINESS .......................................................    3-15

Item 2. PROPERTIES .....................................................      15

Item 3. LEGAL PROCEEDINGS ..............................................      15

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............      15

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS ............................................   15-17

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION ........................................   18-20

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................      20

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE .......................................      20

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS ..................................   20-22

Item 10. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT ............   22-23

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ....................................................   23-24

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................      24

PART IV

Item 13. EXHIBITS AND REPORTS ..........................................   25-26

SIGNATURES .............................................................      27

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

      By 1980 it became apparent that the military segment of the business was growing while the terminal viewer segment was a drain on cash and other resources. By the year-end the terminal viewer business was discontinued and the inventory relating thereto was written off, allowing the Company to concentrate on its military business.

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

      In October 2001, the Company designed and is in the process of completing and building the PDR 2000 eight channel system, Digital Protection Equipment for power transmission applications, which was introduced in December 2001. The PDR 2000 is currently being tested in the field by one of our major utility companies and is expected to be available during the second quarter 2003.

      In October 2002, the Company ceased providing installation, maintenance and troubleshooting services for commercial and corporate computer systems.

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

Present Status/Business Product Description

      The Company is presently engaged in four basic market segments:

            (A) Commercial Sales (Under the trade name "INIVEN" (a Division of Conolog))

            -     Direct sales to end-users

            -     Sales to system assemblers

            -     Sales to contractors/installers

            (B)   Military Sales

            -     Direct contract sales to the military

            -     As subcontractor to systems producers

            -     Foreign governments

            (C) Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

            (D)   Staffing Services

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

Recent Developments

In October, we ceased operating our computer maintenance business and entered into an Agreement to Rescind the Asset Purchase Agreement pursuant to which we acquired the assets of ICM. Pursuant to the rescission agreement, we transferred substantially all of the assets of ICM, to the extent they still exist, to their prior owner for $600,000. The $600,000 purchase price was paid as follows:

                        (i)   $300,000 was paid at closing.

                        (ii) A promissory note to Conolog was delivered at closing in the amount of $150,000, bearing interest of 7.5% per annum payable over 2 years in 24 equal monthly payments of $6,749.94 per month, beginning on December 30,2002, and continuing for 24 months, with the final payment due on November 30, 2004. The Note is secured by a first mortgage on a condominium.

                        (iii) A promissory note was delivered to Conolog at
                              closing in the amount of $150,000, less any prepaid fees, bearing interest of 5.0% per annum payable over 10 years in 120 equal monthly payments beginning on December 30, 2004. Interest only accrues for the first two years, so that the balance on December 30, 2004, will be $165,000 and will be payable in 120 equal monthly payments of $1,750.08 per month.

                              The parties agree that the amount of pre-paid fee was $13,400. Thus the amount of the 10 year Note shall be $137,350 ($150,000 less $13,400 pre-paid fees plus $750 moving reimbursement). The parties agreed that the principal balance due on December 20, 2004, shall be $151,500 and will be payable in 120 equal monthly payments of $1,606.89 per month.

      The Company designed and is in the process of completing and building the PDR 2000 eight channel system, Digital Protection Equipment for power transmission applications, which was introduced in December 2001. The PDR 2000 is currently being tested in the field by one of our major utilities.

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

Largest Customers

      Sales to the Company's major customers during fiscal 2002
(Schering-Plough) totaled $118,988(5% of all sales). Sales to the Company's major customers during fiscal 2001 (Pearson Education, Schering-Plough, and Superior Bank) totaled $1,231,840(27% of all sales). None of these customers has or had any material relationship other than business with the Company.

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

      In the past the Company manufactured and held in its inventory finished products pursuant to the military specifications and based upon the military forecast for future quantities and delivery schedules. Widespread military procurements were discontinued as a result of the end of the cold war and the downsizing of the military establishment. Consequently, management made a decision to write off a substantial amount of the military inventory. As a result, the Company no longer manufacturers military products in advance. Rather, it only schedules production as purchase orders are received.

      During fiscal 2001, the Company wrote off $153,328 of its inventory as obsolete. During fiscal 2002, the Company wrote off $ 1,662,145 of its inventory as obsolete.

Manufacturing

      Of the 15,700 square feet that the Company occupies at 5 Columbia Road in Somerville, NJ, approximately 7000 square feet are dedicated to manufacturing. The Company assembles, under normal workload conditions, all the product it sells. To accommodate the peak demands that occur from time to time the Company has developed a number of subcontractors to assemble boards to the Company's specifications. All assemblies, however, are inspected and fully tested by the Company's quality, engineering and testing departments. The Company maintains test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment. This control, together with design reliability, has permitted the Company to offer a 12-year warranty on all it's commercial products.

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

Research and Development

New Products

      During fiscal 2000-2001 the Company invested approximately $25,000 to complete the accessory modules of the PTR-1500 and extend the range of its Multiplexer products. During fiscal 1999-2000 the Company invested approximately $1,705,257 for product development and amortization of product costs. During fiscal 2000-2001 the Company proceeded with the design of the PDR-2000 8 channel digital transfer trip communications product. The Company also developed a new platform for it's GEN1 products allowing for its use by the Canadian utilities. During fiscal 2001-2002 the Company invested $774,757 to complete its design of the PDR-2000, 8 channel digital transfer trip communications product.

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

Governmental Regulation

      The Company's manufacturing facilities, in common with those of industry, generally are subject to numerous existing and proposed Federal and State regulations designed to protect the environment, establish occupational safety and health standards and cover other matters. The Company believes that its operations are in compliance with existing regulations and does not believe that such compliance has had or will have any material effect upon its capital expenditures, earnings or competitive position. With respect to military sales, the Company is not subject to any special regulations. The products manufactured are done so in accordance with accepted commercial practices.

Renegotiation

      No material portion of the Company's business has been subject to renegotiation of profits at the election of the Government since 1987.

Employees

      As of July 31, 2002, the Company employed 22 persons on a full-time basis, including 3 in management, 1 in sales, 2 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 11 in production. The Company has enjoyed good labor relations.

None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has never suffered a work stoppage. The Company believes its future success will depend, in part, on its continued ability to recruit and retain highly skilled management, marketing and technical personnel. The Company hires on a regular basis approximately 125 contract employees.

Item 2. PROPERTIES

      The Company's principal executive offices are located at 5 Columbia Road, Somerville, New Jersey.

      In September 1998, the Company sold this facility located at 5 Columbia Road, Somerville, New Jersey in a sale/leaseback transaction in which the Company is currently leasing approximately 45% of the total space in a three year prepaid lease. The annual rent is $30,000.

      The Company currently leases an office at 2810 Morris Avenue, Union, New Jersey to house its Atlas Design personnel. The annual rent is $9,900.

Item 3. LEGAL PROCEEDINGS

Litigation - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

      PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

      The Company's Common Stock is traded on the Nasdaq SmallCap Market, under the symbol CNLG.

      The Company's Warrants expired as of August 30, 2002 and until then traded on the Nasdaq Small Cap Market under the symbol CNLGW.

      The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock and Warrants (until August 30,
2002)traded on the Nasdaq SmallCap Market for 2000, 2001 and the first, second and third quarters of 2002. As of October 22, 2002, the Company's Common Stock was held by approximately 840 shareholders of record.

                 Units           Common Stock
2000          High     Low        High    Low

   First
   Quarter    ____    _____      7.0625    .625

   Second
   Quarter    ____     _____     3.9688   1.75

   Third
   Quarter    ____     _____     1.9375    .75

   Fourth
   Quarter    ____     _____     1.58      .52

                 Units           Common Stock
2001          High     Low        High    Low

   First
   Quarter    ____    _____       1.187   .437

   Second
   Quarter    ____     _____      1.562   .562

   Third
   Quarter    ____     _____       1.33    .63

   Fourth
   Quarter    ____     _____       1.58    .52


                 Units           Common Stock
2002          High     Low        High    Low
   First
   Quarter    ____    _____         .64     .305

   Second
   Quarter    ____     _____       1.25      .44

   Third
   Quarter    ____     _____        .96      .22

DIVIDENDS

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its Common Stock or on its Preferred A or Preferred B shares. The Company anticipates that no such dividends will be paid in the foreseeable future. Rather, the Company intends to apply any earnings to the expansion and development of its business. Any payment of cash dividends on any of its securities in the future will be dependent upon the future earnings of the Company, including its financial condition, capital requirement and other factors which the Board of Directors deems relevant.

CONVERTIBLE DEBENTURE

      The Company entered into an Option Agreement dated May 30, 2002. Pursuant to the "Option Agreement" the Company has granted an option to an Individual ("the Optionee") to purchase convertible debentures of the Company having an aggregate principal amount of $97,500. Per the Option Agreement, the Optionee exercised the option to convert this Debenture into shares of Common Stock of Conolog Corporation in accordance with the terms of this Debenture. As of July 18, 2002, the Optionee was issued 150,000 shares at a conversion rate of $ .65 per share of Conolog Corporation common stock as per the option agreement.

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

      The Optionee has the right to convert the principal amount of the debenture, or any portion thereof, which is at least $25,000, into that number of shares of common stock of the Company, obtained by dividing the principal amount of the debenture by the conversion price of $0.68 per share. The Option Agreement provides that the voting power of any conversion shares owned by the Optionee will be voted in the same manner as shares voted by all other shareholders of the Company. Through the year ending July 31, 2001, the Optionee purchased $100,000 of convertible debentures and converted $75,000 of them into common stock.

      On July 12, 2002, the Company and the Optionee entered into an agreement, whereby, the remaining dollar amount of convertible debentures was reduced to $1,200,000. In addition, the agreement called for the conversion of the then $25,000 outstanding debenture at a reduced conversion price of $0.4166 per share.

Stock Option Plan 2002

      Conolog Corporation 2002 stock option plan was approved by its shareholders at their annual meeting on July 9, 2002. As of October 24, 2002, no options have been granted under this plan.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      In order to summarize the Company's operating results for the past two years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.

   Income & Expense Items as                       Income &        Percentage
    a Percentage Of Revenues                    Expense Items  Increase/Decrease
       From Operations
For The Year Ended July 31 2002                    2001 to              2000 to
                                                     2002             2001
          100.00%                 Sales &           100.00%           0.00%
                                  other
                                  income

           54.60                  Cost of           69.23           (14.63)
                                  Revenue

           74.90                   Selling,          76.29           (1.39)
                                  general &
                                administrative

             .06                  Interest            0.00            0.06

          239.50                  Total costs       145.52           93.98
                                  & expenses

         (139.40)                  Income           (45.22)          94.18
                                   (loss)
                             before Income taxes
                               (credits) and
                               extraordinary
                                   items

            7.60                   Income             0.0             7.60
                                  taxes or
                                  (credits)

         (131.80%)                Loss before        (45.52%)        86.28
                                  extraordinary
                                  item

* Includes write-offs for obsolete or excess inventory which were $1,662,145 and $153,321 in 2002 and 2001 respectively.

Results of Operations

2002 Compared to 2001

      Total revenue decreased 56.9% or $3,460,414 from $6,080,318 to $2,619,904 in 2002. The decrease was attributable to the decreased sales in our staffing division.

      Gross Margins for the years ended July 31, 2002 and 2001 totaled $1,189,345 and $1,870,608 representing 45% and 30.8% of revenues.

      Selling, General and Administrative expenses increased from $1,546,663 or 25% of sales in 2001 to $1,963,068 or 74.9% of sales in 2002 as a result of increased selling expense for the rollout of the PDR 2000 series.

      Research and development expenses for the PDR 2000 for fiscal 2002 is $774,757. There were no R&D expenses for the fourth quarter.

      The Company did not have any interest expense for fiscal year 2001, compared to $11,684 of interest expense for fiscal 2002 due to monthly interest due on line of credit through Unity Bank, maturity date of loan is December 17, 2002.

      As a result of the foregoing, the Company reported a net loss of $(3,452,716) or $(0.91)per share, compared to a net loss of $(2,782,451) or $(1.24) per share for fiscal 2001.

2001 Compared to 2000

      Total revenue increased 8% or $469,186 from $5,611,132 to $6,080,318 in 2001. The increase was attributable primarily to the expansion of Atlas Design.

      Gross Margins for the years ended July 31, 2001 and 2000 totaled $1,870,608 and $1,661,624 representing 30.8% and 29.6% of revenues. Costs of Sales were lower in 2001 than compared to 2000 due to efficiencies.

      Selling, General and Administrative expenses decreased from $1,491,595 or 26% of sales in 2000 to $1,546,663 or 25% of sales in 2001 as a result in increased automation.

      The Company did not have any interest expense for fiscal year 2001 and fiscal 2000.

      As a result of the foregoing, the Company reported a net loss of $(2,782,451) or $(1.24) per share, compared to a net loss of $(1,883,663) or $(0.28) per share for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at July 31, 2002 was $1,367,807 compared to $4,479,842 at year ended July 31, 2001. The decrease in the working capital is primarily attributable design and new product development and the write off of excess and obsolete inventory.

      Accounts receivable have deceased from $495,412 at year-end July 31, 2001 to $221,015 at July 31, 2002. This decrease of $274,397 is the result of the decreased sales primarily due to the economy and the decline in the staffing industry.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate ("the index").

      The Company expects to meet its cash requirements for the next twelve months through existing cash balances and cash generated from operations . In addition, the Company believes that it can obtain financing from institutional investors secured by its assets, if necessary.

Inflation

      Management believes that the results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

Item 7. Financial Statement

      The financial statements of Conolog Corporation, together with notes and the Independent Auditors Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

Directors and Executive Officers

      The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 2002.

   NAME              AGE                POSITION

Robert S. Benou      67            Chairman/CEO and Director

Marc R. Benou        34            President/COO, CFO, Assistant
                                   Secretary and Director

Arpad J. Havasy      66            Executive Vice President,
                                   Secretary, Treasurer and
                                   Director

Louis S. Massad      65            Director

Edward J. Rielly     34            Director

Thomas Fogg          66            Vice President-Engineering

      Robert S. Benou served as President and a Director of the Company from 1968 to 2001 and presently serves as Chairman and Chief Executive Officer. Mr. Benou is responsible for military products and new military product development. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou.

      Arpad J. Havasy has served as the Company's Executive Vice President and Director since 1968. Mr. Havasy is a graduate of Electromos E's Gepeszeti Technikum (Hungary) and the University of Budapest. In addition, Mr. Havasy has attended courses at both Rutgers University and the American Management Association. Mr. Havasy is on total disability.

      Louis S. Massad has been a Director of the Company since April 1995. Mr. Massad was Vice President, Chief Financial Officer and Director of Computer Power Inc. from 1986 to 1998. Mr. Massad has been the Chief Financial Officer of Diversified Security Solutions, Inc. since 1999. Mr. Massad holds a BS and MS degree from Cairo University Egypt) and an MBA from Long Island University, New York.

      Marc R. Benou joined the Company in 1991 and presently serves as President, Chief Operating Officer, Chief Financial Officer and Director of the Company. From March 1991 to April 2001 he served as Vice President, Assistant Secretary and a Director of the Company. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Psychology and a BS in Business Administration and Management. Marc R. Benou is the son of Robert S. Benou, the Company's Chairman.

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

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

                           Summary Compensation Table

                     Annual Compensation      Long Term Compensation
                                                       Closing Price of    Securities
Name and                                  Restricted    Common Stock       Underlying
Principal            Fiscal                 Stock        on the Date of      Options
Position            Year-End     Salary     Awards      the Restricted       /SARS (#)
                                                         Stock Award
Robert                 2002     $250,000     90,000         $  .70                 0
Benou,
CEO,                   2001     $230,000     80,000         $ 1.563           40,000
Chairman
                       2000     $210,000     75,000         $ 1.625                0

Marc                   2002     $ 80,000     72,000         $  .70                 0
Benou
President,             2001     $ 80,000     20,000         $ 1.563           45,000
COO, CFO, Assistant
Secretary              2000     $ 72,000     12,500         $ 1.625                0
and Director

As of July 31, 2002, Mr. Robert Benou deferred receipt of $117,583 of his salary.

The options granted during the fiscal year ended July 31, 2001 were granted under the 2000/2001 Stock Option Plan, were exercisable at $1.60 per share and have all been exercised.

The options granted the fiscal year ended July 31, 1999 were granted under the 1995/1996 stock option plan were exercisable at $0.625 a share and have all been exercised.

EMPLOYMENT AGREEMENTS

      The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Robert Benou, which pursuant to its terms, has renewed for one year term. Under his employment agreement, Mr. Benou will receive an annual base salary of $150,000 for the first year of employment with an increase of $20,000 beginning November 1997. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company's annual "income before income tax provision" as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans.

Under the employment agreement, employment terminates upon death or disability of the employee and employee may be terminated by the Company for cause.

      The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Marc Benou, which, pursuant to its terms, has renewed for one year term. Under his employment agreement, Mr. Benou will receive an annual base salary of $55,000 for the first year of employment with an increase of $6,000 beginning June 1998 and every year thereafter.

      Mr. Benou is entitled to an annual bonus equal to 3% of the Company's annual "income before income tax provision" as stated in its annual Form 10-KSB. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of outstanding shares of Common Stock of the Company as of October 29, 2002 by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding Common Stock, by all directors of the Company, and by the directors and officers of the Company as a group.

      Name and                  Amount and
      Address  of               Nature of
   Beneficial Owner         Beneficial Ownership       % of Ownership

Robert S. Benou(1)                 270,000                  5.40%

Arpad J. Havasy(1)                  22,500                   .45%

Marc R. Benou (1)                  181,797                  3.60%

Louis Massad (1)                    20,375                   .41%

Thomas Fogg (1)                     42,500                   .85%

Edward J. Rielly (1)                15,000                   .30%

Clog II LLC (2)                    501,176                  9.24%

All Executive Officers
and Directors as a Group
(6 Persons)                        552,172                 11.09%

(1) The address for these individuals is c/o Conolog Corporation, 5 Columbia Road, Somerville, New Jersey 08876.

(2) The amounts shown for Clog II LLC ("Clog II") includes 441,176 shares of common stock issuable upon the conversion of debentures that Clog II holds an option to purchase (collectively, the "Common Shares"). While Clog II holds any of the Common Shares, it must vote these shares in the same manner and proportion as the other shareholders of the Company (e.g., if a shareholder vote on a proposal is required and, of the votes case, 60% vote for and 40% vote against the proposal, the Common Shares will be voted 60% for, and 40% against the proposal). Warren Schreiber, a member and manager, of Clog II is deemed to benefically own the shares of Clog II. The mailing address for Clog II and Mr. Schreiber is 64 Shelter Lane, Roslyn, New York 11557.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

FORWARD LOOKING STATEMENTS

      This annual report on Form 10KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those stated. Such statements are subject to certain risks and uncertainties, including our ability to utilize, possible significant variations in recognized revenue due to customer caused delays in installations and competition from larger more well known companies that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Furthermore, there can be no assurance that our sales will increase or that our acquisitions will positively contribute to our earnings. The Company does not assume any obligation to update the forward-looking information and cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits, see index of exhibits annexed hereto

(b)   Reports on 8K - None

Index of Exhibits

Exhibit No. Description of Exhibit

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

4(a)#       Specimen Certificate for shares of Common Stock

 (b)#       Form of Financial Consulting Agreement

10.1**** Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation

10.2**** Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation

10.3 Agreement to Rescind Asset Purchase Agreement by and between Conolog Corporation, Independent Computer Maintenance Corp., Natony Corp. and Natoli.

10.5+       Conolog Corporation 2002 Stock Option Plan

21.1        List of Subsidiaries

# Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31, 1999, as filed on October 28, 1999.

****  Incorporated by reference to the Registrant's Registration
      Statement on Form S-1 (File No. 0-8174) as filed on September 12, 1997

+     Incorporated by reference to Registrant's Proxy Statement pursuant to
      Section 14(a) of the Securities Exchange Act of 1934 filed on June 5,
      2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Conolog Corporation


                              By:/s/ Robert S. Benou
October 29, 2002              Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 29, 2002
                                       /s/  Robert S. Benou
                              Chairman, Chief Executive Officer

October 29, 2002                       /s/ Arpad J. Havasy
                              Executive Vice President, Secretary,
                                     Treasurer and Director

October 29, 2002                        /s/  Marc R. Benou
                                 President, Assistant Secretary,
                                    Chief Operating Officer,
                              Chief Financial Officer and Director

October 29, 2002                        /s/ Louis S. Massad
                                           Director

October 29, 2002                        /s/ Edward J. Rielly
                                           Director

                SARBANES-OXLEY ACT SECTION 302 (a) CERTIFICATIONS

I, Robert Benou, certify that:

      1.    I have reviewed this annual report on Form 10-KSB of Conolog
            Corporation.

      2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement make, in light to the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 28, 2002


                              /s/ Robert Benou
                              --------------------------------------------------
                              Robert Benou, Chairman and Chief Executive Officer

I, Marc Benou, certify that:

      1.    I have reviewed this annual report on Form 10-KSB of Conolog
            Corporation.

      2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement make, in light to the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 28, 2002


                                             /s/ Marc Benou
                                             -----------------------------------
                                             Marc Benou, Chief Financial Officer