Form 10QSB
period 2002-10-31
CONOLOG CORP
filed 2002-12-16
CIK 23503

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

Common Stock, par value $.01 per share; 6,083,006 shares outstanding as of December 3, 2002(inclusive of Treasury Stock).

                                      INDEX

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of October 31, 2002 (Unaudited)

                  Condensed Consolidated Statement of Operations for the three months ended October 31, 2002 (Unaudited) and October 31, 2001 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2002 (Unaudited) and October 31, 2001 (Unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Item 3.           Controls and Procedures

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Materially Important Events

Item 6.           Exhibits and Reports

SIGNATURES AND CERTIFICATIONS

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                October 31, 2002
                                   (Unaudited)

Assets

Current Assets

    Cash and equivalents                                                     $  368,764

    Accounts receivable - less allowance for doubtful accounts of $15,250       194,519

    Deferred tax asset                                                          459,297

    Inventories                                                               1,534,504

    Other current assets                                                          3,016
                                                                             ----------

            Total Current Assets                                              2,560,100

Non-Current Assets

    Notes Receivable                                                            287,350
                                                                             ----------

            Total Current and Non-Current Assets                              2,847,450

Property, Plant and Equipment                                                   195,794

Less accumulated depreciation and amortization of $1,780,533

Goodwill                                                                        322,338

Other assets                                                                      3,300
                                                                             ----------

         Total Assets                                                        $3,368,882
                                                                             ==========

See notes to the condensed consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                October 31, 2002
                                   (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                         $    177,090

     Accrued expenses                                                               29,984

     Accrued legal fees                                                            108,762

     Accrued payroll                                                                95,000

     Line of credit                                                                250,000
                                                                              ------------

         Total Current Liabilities                                                 660,836
                                                                              ------------

Stockholders' Equity
Preferred Stock, par value $.50; Series A; 4% cumulative; 162,000                   77,500
shares authorized; 155,000 shares issued and outstanding

Preferred Stock, par value $.50; Series B; $.90 cumulative; 50,000                     597
shares authorized; 1,197 shares issued and outstanding

Common Stock, par value $0.01; 20,000,000                                           50,630
shares authorized; issued 5,063,006 shares, including 2,203
shares held in Treasury

Contributed Capital                                                             20,511,326

Retained Earnings (Deficit)                                                    (17,653,876)

Treasury Shares at Cost                                                           (131,734)

Subscription receivable                                                            (93,750)

Prepaid consultant services                                                        (52,647)
                                                                              ------------

         Total Stockholders' Equity                                              2,708,046
                                                                              ------------

         Total Liabilities and Stockholders' Equity                           $  3,368,882
                                                                              ============

See notes to condensed consolidated financial statements

                      Conolog Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  For the three months
                                                                    ended October 31,
                                                              ---------------------------
                                                                  2002            2001
                                                              -----------     -----------
Service revenue                                               $   348,666     $   297,752
Product revenue                                                   127,401         141,971
                                                              -----------     -----------
                  Total Revenue                                   476,067         439,723
                                                              -----------     -----------

Costs of service revenue                                          226,800          79,481
Costs of product revenue                                           59,582          77,075
                                                              -----------     -----------
                  Total Cost of Revenue                           286,382         156,556
                                                              -----------     -----------

Gross Profit                                                      189,685         283,167
                                                              -----------     -----------

Selling, general and administrative                               218,137         326,744

Research and development                                               --         400,000
                                                              -----------     -----------
                                                                  (28,452)       (443,577)

Other Income (Expense)
         Interest income                                              314             385
         Interest expense                                          (2,095)             --
         Other Expense                                            (18,148)             --
                                                              -----------     -----------
                  Total Other Income (Expense)                    (19,929)            385
                                                              -----------     -----------

Loss From Continuing Operations Before Income Taxes               (48,381)       (443,192)

(Benefit From) Income Taxes                                      (259,000)             --

Income (Loss) From Continuing Operations                          210,619        (443,192)
                                                              -----------     -----------

Discontinued Operations:
     Loss From Discontinued Operations (Net of income tax         (10,019)        (29,503)
     benefit of $0 for 2002 and 2001)

     Gain from Disposal of Discontinued Operations (Net of         24,446              --
     income tax expense of $0)

Net Income (Loss)                                             $   225,046     $  (472,695)
                                                              ===========     ===========

Income (Loss) Per Common Share  - Basic                       $      0.05     $     (0.16)
                                                              ===========     ===========

Weighted Average Number of Common Shares Outstanding          $ 4,993,348     $ 2,965,702
                                                              ===========     ===========

See notes to the condensed consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         For the three months
                                                           ended October 31,
                                                       ------------------------
                                                         2002            2001
                                                       ---------      ---------
Cash Flows From Operating Activities
         Net Cash Provided By (Used in)
         Operating Activities                             52,265       (643,994)
                                                       ---------      ---------
Cash Flows From Investing Activities
         Net Cash Provide By Investing Activities              0        108,166
                                                       ---------      ---------
Cash Flows From Financing Activities
         Net Cash Provided by Financing Activities             0        337,000
                                                       ---------      ---------
Net Increase (Decrease) in Cash and Equivalents           52,265       (198,828)

Cash and Equivalents at Beginning of Period              316,499        666,489
                                                       ---------      ---------
Cash and Equivalents at End of Period                  $ 368,764      $ 467,661
                                                       =========      =========

See notes to the condensed consolidated financial statements.

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2002. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2002. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended October 31, 2002 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003.

NOTE 2 - CONVERTIBLE DEBENTURES

The Company and CLOG II LLC (the "Optionee") entered into an Option Agreement, dated November 29, 2000, (the "Option Agreement"). Pursuant to the Option Agreement, the Company granted an option to the Optionee to purchase convertible debentures of the Company having an aggregate principal amount of up to $2,040,000(the "Option"). The Option expired on November 29, 2002.

The Optionee had the right to convert the principal amount of the debenture, or any portion thereof, which is at least $25,000, into that number of shares of common stock of the Company, obtained by dividing the principal amount of the debenture by the conversion price of $2.72 (as adjusted to reflect the 1 for 4 reverse split of the Company's common stock which became effective on April 19,
2001) per share. Through the year ending July 31, 2001, the Optionee purchased $100,000 of convertible debentures and converted $75,000 of this debenture into common stock.

On July 11, 2002, the Company and the Optionee entered into an agreement to reduce the dollar amount of the convertible debenture subject to the Option to $1,200,000. Effective July 12, 2002, the Company and Clog II agreed to reduce the conversion price of the $25,000 principal amount of convertible debentures of the Company held by Optionee to a conversion price of $.4166 per share. Pursuant to this Agreement, the Optionee converted the $25,000 convertible debenture into 60,000 shares (the "Shares") of the Company's common stock. The Company and Clog II also agreed that, if the net proceeds received by the Optionee from the Shares during the ninety day period following July 12, 2002 was less than approximately $28,000, the Company would issue the Optionee, the number of additional shares of the Company's common stock equal to the amount of the shortfall divided by the last sale price of the Shares sold by the Optionee (subject to a maximum amount limitation). Based on the foregoing, the Company issued 82,490 Shares of its common stock to the Optionee.

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to the quarter ended October 31, 2002, the Company issued an aggregate of 1,020,000 shares of the Company's common stock for consulting and employee bonuses. The employee bonus shares, issued on November 29, 2002, of 1,010,000 are at a value of $.18 per share for a total of $181,800. The consulting shares, issued on November 18, 2002, of 10,000 are at a value of $.17 per share for a total of $1,700.

Subsequent to the quarter ended October 31, 2002, the maturity date for the Company's line of credit through Unity Bank has been extended for an additional ninety days until March 17, 2003.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                                       For the three months
                                                         ended October 31,
                                                      2002               2001

Revenues                                           $ 476,381          $ 440,108
Costs and Expenses                                  (524,762)          (883,300)
                                                   ---------          ---------
Net Loss From Continuing                           $ (48,381)         $(443,192)
   Operations Before Income Tax
   (Benefit From) Income Tax                        (259,000)                --

Loss From Discontinued                             $ (10,019)         $ (29,503)
   Operations

Gain From Disposal of
   Discontinued Operations                         $  24,446          $      --
                                                   =========          =========

Net Income (Loss)                                  $ 225,046          $(472,695)


QUARTER ENDED OCTOBER 31, 2002

      Revenues for the quarter ended October 31, 2002 totaled $476,067 representing an increase of 8% or $36,334 from $439,723 reported for the same quarter a year ago. The increase in revenues are attributed to a minor upswing in economic conditions in our industry.

      Gross Profit for the quarter ended October 31, 2002 totaled $189,685 representing 40% of revenues as compared to $283,167 or 64% of revenues for the quarter ended October 31, 2001. The decrease in gross profit is primarily due the increase in costs related to the Company's service revenue in the number of permanent and direct placements that took place in the three months ended October 31, 2001, as compare to the number of permanent placements in the three months ended October 31, 2002. Permanent or Direct Placements are direct revenue without costs.

      Selling, general and administrative expenses decreased from $326,744 in 2001 to $218,137 in 2002, which represents a decrease of 33% or $108,607 due to a decrease in expenses and overall cost reduction.

      Research and Development cost for the first quarter ended October 31, 2001 totaled $400,000 for the pre-production development phase for the PDR-2000 and its accessories. There was no research and development cost for the first quarter ended October 31, 2002.

      Interest expense for the first quarter ended October 31, 2002 was $2,095. There was no interest expense for the same quarter last year.

      The Company expects to receive approximately $259,000 from the sale of its Net Operating Loss ("NOL") for fiscal year ending July 31, 2002.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate. The maturity date for the line of credit is March 17, 2003.

      As a result of the foregoing, the Company reported for the three months ended October 31, 2002, a net profit of $225,046 or $.05 per share, compared to a net loss of $(472,695) or $(.16) per share for the same period a year ago. The net profit for the first quarter ended October 31, 2002 is attributed to a reduction in costs and expenses and the expected sale of the state tax loss for the fiscal year ended July 31, 2002.


LIQUIDITY AND FINANCIAL CONDITION

      In October 2002, the Company ceased operating its computer maintenance business and entered into an Agreement to Rescind the Asset Purchase Agreement pursuant to which it acquired the assets of Independent Computer Maintenance Corporation ("ICM"). Pursuant to the rescission agreement, the Company transferred substantially all of the assets of ICM, to the extent they still exist and were owned by the company, to their prior owner for $600,000. The $600,000 purchase price was paid as follows: (i) $300,000 was paid in cash to the Company; (ii) a promissory note to the Company was delivered in the amount of $150,000, bearing interest of 7.5% per annum payable over 2 years in 24 equal monthly payments of $6,749.94 per month, beginning on December 30, 2002, and continuing for 24 months, with the final payment due on November 30, 2004. The
Note is secured by a first mortgage on a condominium and (iii) a promissory note was delivered to Conolog in the amount of $137,350,($150,000 less $13,400 credit to the seller for prepaid fees plus a $750 moving reimbursement) bearing interest of 5.0% per annum payable over 10 years in 120 equal monthly payments of $1,606.89 beginning on December 30, 2004.

      Inventories increased by $208,333 from July 31, 2002 attributable to the Rescission Agreement between ICM and Conolog; pursuant to which inventory was returned as part of the agreement and due to the purchase of parts for the production of the PDR-2000.

      Accounts Receivable decreased from $382,478 to $194,519. The decrease of $187,959 is a result of the decreased sales during the first quarter for ICM and the decline in the staffing industry, in general.

      The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow to support an expanded operating level in fiscal 2003 versus fiscal 2002.

      The Company is currently testing the PDR-2000 digital protection system in the field with major utility companies. Test results to date have exceeded the Company's expectations, leading to an earlier than anticipated availability of the unit. The Company has received verbal requests from several of its west coast electric power utility customers for the all-digital model 2000 protection equipment.

      The Company expects to meet its cash requirements through existing cash balances and cash generated from operations. In addition, the Company believes that it can obtain financing from institutional investors secured by its assets, if necessary.

MANAGEMENT REPRESENTATION

      The information furnished reflects all adjustments which management considers necessary for a fair statement of the results of the period.

      The Company anticipates its commercial shipments to grow as a percentage of total sales for the foreseeable future.

      The Company expects the PDR-2000 to produce revenue for the remaining three quarters for the fiscal year 2003.

STATEMENT REGARDING PRESENT OPERATIONS

      There was no material change in the nature of the operations of Registrant during the three months ended October 31, 2002 from the information contained in the Registrant's annual report of Form 10-KSB for the fiscal year ended July 31, 2002.

FORWARD LOOKING STATEMENTS

      This quarterly report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, significant variations in recognizing revenue due to customer-caused delays, and intense competition from more well known companies, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advice readers that the factors listed above, among other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

ITEM 3 - Controls and Procedures

      Within 90 days of the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Robert Benou, Chief Executive Officer, and Marc Benou, Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, Messrs. Robert and Marc Benou have concluded that the Company's disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations. There have been no significant changes in the Company's internal controls or in other facts that could significantly affect internal controls since the date the most recent review of the Company's internal control systems by Messrs. Robert and Marc Benou. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote

                           Part II - Other Information
                               CONOLOG CORPORATION

1.    Legal Proceedings - None

2.    Changes in Securities

            During the three months ended October 30, 2002, the following unregistered shares of the Company's common stock were sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

            On October 15, 2002, Clog II LLC was issued 82,490 shares of the Company's common stock. The issuance of these shares was pursuant to the Agreement between the Company and Clog II discussed in Note 2 to the Notes to Condensed Consolidated Financial Statements in Part 1 of this 10-QSB which is incorporated herein by reference.

3.    Defaults upon Senior Securities - None

4.    Submission of Matters to a Vote of Security Holders - None

5.    Other Information - None

6.    Exhibits and Reports on Form 8-K

            a)    The following exhibits are included in this Form 10-QSB:

            10.1 Agreement to Rescind Asset Purchase Agreement by and between Conolog Corporation, Independent Computer Maintenance Corp., Natony Corp. and Anthony Natoli; incorporated by reference to Registrant's Annual Report on Form 10KSB for the fiscal year ended July 31, 2002, filed with the Securities and Exchange Commission on October 29, 2002.

            b)    Reports on Form 8-K - None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                           By: /s/ Robert S. Benou
                                               Chairman, Chief Executive Officer
                                               and Director


                                           By: /s/ Marc R. Benou
                                               President, COO, CFO, Assistant
                                               Secretary and Director

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Robert Benou, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Conolog Corporation

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                                         /s/ Robert Benou
                                                         -----------------------
                                                         Robert Benou,
                                                         Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Marc Benou, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Conolog Corporation

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


                                                      /s/ Marc Benou
                                                      --------------------------
                                                      Marc Benou,
                                                      Chief Financial Officer