Form 10QSB
period 2003-01-31
CONOLOG CORP
filed 2003-03-07
CIK 23503

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

YES |X|     NO | |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.

YES | |     NO  | |

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share; 1,384,281 shares outstanding as of February 28, 2003(inclusive of Treasury Stock).

*As of January 10, 2003, the Company effected a one-for-ten reverse split of its common stock.

                                                               INDEX



PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of January 31, 2003 (Unaudited)

               Condensed Consolidated Statement of Operations for the three and six months ended January 31, 2003 (Unaudited) and January 31, 2002 (Unaudited)

               Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2003 (Unaudited) and January 31, 2002 (Unaudited)

               Notes to Condensed Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Result of Operations

Item 3.        Controls and Procedures


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports

SIGNATURES AND CERTIFICATIONS

                               Conolog Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                January 31, 2003
                                   (unaudited)
ASSETS

Current Assets:

         Cash                                                         $  287,888
         Accounts Receivable, less                                       267,008
          allowance of $10,250
         Inventories                                                   1,592,697
         Deferred Tax Asset                                              259,001
         Other Current Assets                                             17,852
                                                                      ----------
            Total Current Assets                                      $2,424,446

Non-Current Assets:

         Notes Receivable                                                274,322
                                                                      ----------
            Total Assets                                               2,698,768

         Property, Plant and Equipment
         less accumulated depreciation
         of $ 1,781,379                                                  184,948

         Goodwill                                                        322,338
         Other Assets                                                      3,300
                                                                      ----------
                  Total Assets                                        $3,209,354
                                                                      ==========

                               CONOLOG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                January 31, 2003
                                   (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

         Accounts Payable                                                70,700
         Other Accrued Expenses                                           3,588
         Accrued Legal Fees                                              96,355
         Line of Credit                                                 250,000
                                                                   ------------
            Total Current Liabilities                              $    420,643
                                                                   ------------

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000                                      77,500
   shares authorized;155,000 shares
   issued and outstanding

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000                                        597
   shares authorized issued and
   outstanding 1,197 shares

   Common Stock; par value $0.01;                                        10,473
   20,000,000 shares authorized;
   issued 1,047,324 shares, including
   221 shares held in Treasury

   Contributed Capital                                               21,254,322

   Retained Earnings (Deficit)                                      (17,636,869)
   Treasury Shares at Cost                                             (131,734)
   Subscription Receivable                                              (93,750)
   Prepaid Consulting Services                                         (251,028)
   Deferred Compensation                                               (440,800)
                                                                   ------------
          Total Stockholders' Equity                               $  2,788,711
                                                                   ------------
          Total Liabilities and
            Stockholders' Equity                                   $  3,209,354
                                                                   ============

         See notes to the condensed consolidated financial statements.

                               Conolog Corporation
                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                                               For The Three Months Ended              For The Six Months Ended
                                                     January 31,                              January 31,
                                               2003               2002                 2003                2002
                                           -----------         -----------         -----------         -----------
Revenues
  Product Revenues                         $   267,222         $   380,117         $   394,623         $   677,869
  Service Revenues                             261,613             247,182             610,279             544,467
                                           -----------         -----------         -----------         -----------
     Total Revenues                        $   528,835         $   627,299         $ 1,004,902         $ 1,222,336

Costs Of Goods Sold
  Product Costs                                 80,873             180,953             140,455             260,434
  Service Costs                                133,869             201,885             360,669             423,567
                                           -----------         -----------         -----------         -----------
     Total Costs                               214,742             382,838             501,124             684,001
                                           -----------         -----------         -----------         -----------
Gross Profit                                   314,093             244,461             503,778             538,335

Selling, General And
 Administrative Expenses                       178,542             292,278             396,679             659,232

Research And Development Expenses                    0             248,628                   0             648,628
                                           -----------         -----------         -----------         -----------
                                               135,551            (296,445)            107,099            (769,525)
Other Income (Expense)
   Write-Off Of Obsolete                             0          (1,295,000)                  0          (1,295,000)
   And Excess Inventories
   Interest Income                                 224               1,957                 538               2,342
   Interest Expense                             (2,780)                  0              (4,875)                  0
   Consulting Expense                         (115,988)                  0            (115,988)                  0
   Other Expense                                     0                   0             (18,148)                  0
                                           -----------         -----------         -----------         -----------
        Total Other
          Income (Expense)                    (118,544)         (1,293,043)           (138,473)         (1,292,658)
                                           -----------         -----------         -----------         -----------

Profit (Loss) From
Continuing Operations
Before Income Taxes                             17,007          (1,589,488)            (31,374)         (2,062,183)

(Benefit From) Income Taxes                          0                   0            (259,000)                  0

Income (Loss) From
Continuing Operations                           17,007          (1,589,488)            227,626          (2,062,183)
                                           -----------         -----------         -----------         -----------

Discontinued Operations:
  Loss From Discontinued
  Operations (Net of income
  tax benefit of $0 for
  2002 and 2001)                                     0                   0             (10,019)                  0

  Gain from Disposal of
  Discontinued Operations
  Net of income tax expense
  of $0)                                             0                   0              24,446                   0
                                           -----------         -----------         -----------         -----------
Net Income (Loss)                          $    17,007          (1,589,488)            242,053          (2,062,183)
                                           ===========         ===========         ===========         ===========
Earnings/(Loss) Per Share                          .03         ($     5.43)*               .44         ($     7.05)*
                                           ===========         ===========         ===========         ===========
Average Number Of Shares Of
Common Stock Outstanding                       618,067             292,511*            554,734             292,511*
                                           ===========         ===========         ===========         ===========


* The Company's earnings per share and average number of shares reported for the three and six months ended January 2003 have been corrected to reflect the Company's one-for-ten reverse split of the Company's Common Stock on January 10, 2003.

            See notes to condensed consolidated financial statements.

                               Conolog Corporation
                 Statements Of Condensed Consolidated Cash Flows
                                   (Unaudited)
                                                           For The Six Months
                                                            Ended January 31,
                                                         2003            2002
                                                       ---------      ---------
Cash Flows From Operating Activities:
   Net Cash Provided by (Used in)
   Operating Activities                                 (341,639)      (686,474)
                                                       ---------      ---------
Cash Flows From Investing Activities:
   Net Cash Provided by Investing Activities                   0        590,277
                                                       ---------      ---------
Cash Flows From Financing Activities:
   Net Cash Provided by (Used in)
   Financing Activities                                  313,028              0
                                                       ---------      ---------
Net Increase (Decrease) In Cash
   and Equivalents                                     $ (28,611)     $ (96,197)

Cash and Equivalents At Beginning Of Period              316,499        666,489
                                                       ---------      ---------
Cash and Equivalents At End Of Period                  $ 287,888      $ 570,292
                                                       =========      =========

           See notes to condensed consolidated financial statements.

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2002. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2002. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the six months ended January 31, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2003.



ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and six months and corresponding quarter and six months of the previous year follows:

                                      For the three months         For the six months
                                        Ended January 31,           Ended January 31,
                                       2003         2002           2003           2002
                                    ---------     ----------    -----------    -----------
Revenues                            $ 529,059    $   629,256    $ 1,005,440    $ 1,224,678
Costs and Expenses                   (512,052)    (2,218,744)    (1,036,814)    (3,286,861)
                                    ---------     ----------    -----------    -----------
Net Loss From Continuing
  Operations Before
  Income Tax                           17,007              0        (31,374)             0
(Benefit From) Income Tax                   0              0       (259,000)             0

Profit (Loss) From                          0              0        (10,019)             0
  Discontinued Operations

Gain From Disposal of
  Discontinued Operations                   0              0         24,446              0
                                    ---------     ----------    -----------    -----------

Net Income (Loss)
  after Taxes                       $  17,007     (1,589,488)   $   242,053    $(2,062,183)
                                    =========     ==========    ===========    ===========

QUARTER ENDED JANUARY 31, 2003

      Revenues for the quarter ended January 31, 2003 totaled $528,835 a decrease of 15.7% or $98,464 from $627,299 reported for the same period last year. The Company believes that revenues decreased primarily due to the decline in the economy, which caused a decreased demand for the Company's staffing services.

      Gross profit for the quarter totaled $314,093 representing 59% of revenues as compared to $244,461 or 38.9% of revenues for the quarter ended January 31, 2002. The increase in gross profit was primarily due to a reduction in product costs, as a result of purchases made in previous quarters for orders to be delivered during the second quarter ended January 31, 2003. Also, there was an increase in permanent placements in our staffing business. Permanent placements are direct revenue without costs.

      Selling, general and administrative expenses decreased from $292,278 for the quarter ended January 31, 2002 to $178,542 for the quarter ended January 31, 2003 which represents a decrease of 38.9% or $113,736 due to a reduction in administrative costs for the second quarter ended January 31, 2003.

      Research and Development expenses for the quarter ended January 31, 2002 were, $248,628, there were no research and development expense for the quarter ended January 31, 2003.

      During the quarter ended January 31, 2002, the Company wrote off $1,295,000 of obsolete and excess inventory. This was a one-time write-off. No inventory was written off during the quarter ended January 31, 2003.

      As a result of the foregoing, the Company reported a net income of $17,007 or .03 per share for the quarter ended January 31, 2003 as compared to net loss of $(1,589,488) or ($5.43)* per share for the quarter ended January 31, 2002.

* Earnings per share for the three months ended January 31, 2002, have been corrected to reflect the Company's one-for-ten reverse split of the Company's Common Stock on January 10, 2003.

LIQUIDITY AND FINANCIAL CONDITION

      Inventories increased from $1,534,504 for the quarter ended October 31, 2002 to $1,592,697 for the quarter ended January 31, 2003, an increase of $58,193, attributable to purchases for orders to be shipped during the third quarter ending April 30, 2003.

      Accounts Receivable increased from $194,519 for the quarter ended October 31, 2002 to $267,008 for the quarter ended January 31, 2003. The increase is attributed to increased sales during the second quarter ended January 31, 2002.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate ("the index"). The maturity date on the line of credit is March 17, 2003.

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

ITEM 3 - CONTROLS AND PROCEDURES

      Within 90 days of the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Robert Benou, Chief Executive Officer, and Marc Benou, Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, Messrs. Robert and Marc Benou have concluded that the Company's disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations. There have been no significant changes in the Company's internal controls or in other facts that could significantly affect internal controls since the date the most recent review of the Company's internal control systems by Messrs. Robert and Marc Benou. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

                           Part II - Other Information
                               CONOLOG CORPORATION

1.  Legal Proceedings - None

2.  Changes in Securities -

      During the three months ended January 31, 2003, the following unregistered shares of the Company's common stock were sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

      In November 2002, the Company issued 1,010,000 shares of its Common Stock, to its employees; the Company also issued 263,000 shares of its Common Stock to its employees in January 2003, the stock was issued in lieu of bonus and/or compensation for the period February 15, 2003 through February 15, 2004. In January 2003, pursuant to consulting agreements between Conolog and various individuals, the Company issued a total of 320,000 shares of its Common Stock to these individuals. Pursuant to an agreement between the Company and Prime Time Staffing and Professional Temp Solutions, the Company issued 279 shares of its Common Stock to Vincent Gruppouso.


3.  Defaults upon Senior Securities - None

4.  Submission of Matters to a Vote of Security Holders -

      A special meeting of shareholders was held on January 6, 2003. At this meeting our stockholders approved a proposal to the Company's Certificate of Incorporation to give effect to a one-for-ten reverse stock split of the common stock of the Company. The result of the voting on this proposal were 4,905,398 in favor, 147,524 against and 31,494 abstained.

5.  Other Information -

      As of the open of business on January 10, 2003, the Company effected a one-for-ten reverse split of its common stock.

6.  Exhibits and Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized


                                   CONOLOG CORPORATION


Date: March 7, 2003           By /s/ Robert S. Benou
                                      -----------------------------------------
                                          Chairman, Chief Executive Officer
                                          and Director


                                   By /s/ Marc R. Benou
                                      ------------------------------------------
                                          President, Chief Operating Officer,
                                          Chief Financial Officer,
                                          Assistant Secretary and Director

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



      I, Robert Benou, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Conolog Corporation;

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

Date:  March 7, 2003

                                       /s/ Robert Benou
                                      ------------------------------------
                                      Robert Benou,
                                      Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


      I, Marc Benou, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Conolog Corporation;

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

Date:  March 7, 2003

                                          /s/ Marc Benou
                                          -------------------------------------
                                          Marc Benou,
                                          Chief Financial Officer