Form 10QSB
period 2003-04-30
CONOLOG CORP
filed 2003-06-13
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

Common Stock, par value $.01 per share; 1,299,934 shares outstanding as of June 6, 2003(inclusive of Treasury Stock).

*As of January 10, 2003, the Company effected a one-for-ten reverse split of its common stock.

The outstanding shares stated for February 28, 2003 that appeared on the January 31, 2003 were misstated, unexchanged shares, as a result of the reverse split, were erroneously split. The correction has been made for the quarter ended April 30, 2003.

                                      INDEX

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of April 30, 2003 (Unaudited)

              Condensed Consolidated Statement of Operations for the three and nine months ended April 30, 2003 (Unaudited) and April 30, 2002 (Unaudited)

              Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2003 (Unaudited) and April 30, 2002 (Unaudited)

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

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports

SIGNATURES AND CERTIFICATIONS

                               Conolog Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2003
                                   (unaudited)

ASSETS

Current Assets:

         Cash                                             $  290,985
         Accounts Receivable, less                           204,928
           allowance of $5,250
         Inventories                                       1,783,048
         Deferred Tax Asset                                  259,001
         Notes Receivable                                     80,999
         Other Current Assets                                 15,452
                                                          ----------
            Total Current Assets                          $2,634,413

Non-Current Assets:

         Notes Receivable                                    173,073

         Property, Plant and Equipment
         less accumulated depreciation                       173,354
         of $1,802,973

         Other Assets                                          2,235
                                                          ----------
                  Total Assets                            $2,983,075
                                                          ==========

                               CONOLOG CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2003
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

         Accounts Payable                                      45,340
         Other Accrued Expenses                                 9,448
         Accrued Legal Fees                                    91,355
         Line of Credit                                       250,000
         Accrued Payroll                                       86,020
                                                         ------------
            Total Current Liabilities                    $    482,163
                                                         ------------

Stockholders' Equity
   Preferred Stock, par value $.50;
   Series A; 4% cumulative; 162,000                            77,500
   shares authorized;155,000 shares
   issued and outstanding

   Preferred Stock, par value $.50;
   Series B; $.90 cumulative; 50,000                              597
   shares authorized issued and
   outstanding 1,197 shares

   Common Stock; par value $0.01;
   20,000,000 shares authorized;
   issued 1,299,934 shares, including
   221 shares held in Treasury                                 12,999

   Contributed Capital                                     21,476,579

   Retained Earnings (Deficit)                            (18,461,626)
   Treasury Shares at Cost                                   (131,734)
   Subscription Receivable                                    (93,750)
   Prepaid Consulting Services                                (46,336)
   Deferred Compensation                                     (333,317)
                                                         ------------
          Total Stockholders' Equity                     $  2,500,912
                                                         ------------
          Total Liabilities and
            Stockholders' Equity                         $  2,983,075
                                                         ============

See notes to the condensed consolidated financial statements.

                               Conolog Corporation
                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                               For The Three Months Ended    For The Nine Months Ended
                                        April 30,                     April 30,
                                   2003           2002           2003           2002

Revenues
  Product Revenues             $   178,958    $   350,841    $   573,581    $   646,682
  Service Revenues                 122,766        158,788        733,045        703,255
                               -----------    -----------    -----------    -----------
     Total Revenues            $   301,724    $   509,629    $ 1,306,626    $ 1,349,937

Costs Of Goods Sold
  Product Costs                $    93,597    $   259,304    $   234,052    $   205,398
  Service Costs                     63,953        114,689        424,622        538,256
                               -----------    -----------    -----------    -----------
     Total Costs               $   157,550    $   373,993    $   658,674    $   743,654
                               -----------    -----------    -----------    -----------
  Gross Profit                 $   144,174    $   135,636    $   647,952    $   606,283

Selling, General And              (181,780)      (174,239)      (578,459)      (757,197)
 Administrative Expenses

Research And Development                 0       (126,129)             0       (774,757)
   Expenses

Write-Off of Obsolete
   And Excess Inventories                0              0              0     (1,295,000)

Employee Bonus                    (224,547)             0       (224,547)             0

Consulting Expense                (237,959)             0       (353,947)             0

Impairment of Goodwill            (322,338)             0       (322,338)             0

Other Expense                            0              0        (18,148)             0
                               -----------    -----------    -----------    -----------
  Loss from Operations         $  (822,450)   $  (164,732)   $  (849,487)   $(2,220,671)

Other Income (Expense)
   Interest Income                     129          2,364            667          4,706
   Interest Expense                  (2436)             0         (7,311)             0
                               -----------    -----------    -----------    -----------
        Total Other
        Income (Expense)             (2307)         2,364         (6,644)         4,706
                               -----------    -----------    -----------    -----------

Profit (Loss) From
Continuing Operations
Before Income Taxes            $  (824,757)   $  (162,368)      (856,131)   $(2,215,965)

Benefit From Income Taxes                0        200,000        259,000        200,000
                               -----------    -----------    -----------    -----------
Income (Loss) From
Continuing Operations          $  (824,757)   $    37,632       (597,131)   $(2,015,965)
                               -----------    -----------    -----------    -----------

Discontinued Operations:
  Income (Loss) From
  Discontinued Operations
  (Net of income tax benefit             0         45,090        (10,019)        36,504
  of $0)

Gain from Disposal of
  Discontinued Operations
  Net of income tax expense
  of $0)                                 0              0         24,446              0
                               -----------    -----------    -----------    -----------

Net Income (Loss)              $  (824,757)   $    82,722    $  (582,704)   $(1,979,461)
                               ===========    ===========    ===========    ===========
Earnings/(Loss) Per
Share From Continuing
Operations                     $     (0.66)   $       .11    $     (0.76)   $     (5.75)
                               ===========    ===========    ===========    ===========
Earnings/(Loss) Per
Share From Discontinued
Operations                               0    $       .13    $       .02    $       .10
                               ===========    ===========    ===========    ===========

Average Number Of Shares
Of Common Stock                  1,250,630        350,521        788,453        350,521
Outstanding                    ===========    ===========    ===========     ==========

See notes to condensed consolidated financial statements.

                               Conolog Corporation
                 Statements Of Condensed Consolidated Cash Flows
                                   (Unaudited)

                                                        For The Nine Months
                                                          Ended April 30,
                                                       2003             2002
Cash Flows From Operating Activities:
   Net Cash Used in Operating Activities              (279,586)      (1,136,824)
                                                   -----------      -----------
Cash Flows From Investing Activities:
   Net Cash Provided by Investing Activities           254,072          836,484
                                                   -----------      -----------
Cash Flows From Financing Activities:
   Net Cash Provided by(Used in)
   Financing Activities                                      0                0
                                                   -----------      -----------
Net Decrease In Cash and Equivalents               $   (25,514)     $  (300,340)

Cash and Equivalents At Beginning Of Period            316,499          666,489
                                                   -----------      -----------
Cash and Equivalents At End Of Period              $   290,985      $   366,149
                                                   ===========      ===========

See notes to condensed consolidated financial statements.

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2002. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2002. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the nine months ended April 30, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2003.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and nine months and corresponding quarter and nine months of the previous year follows:

                                         For the three months          For the nine months
                                            Ended April 30,               Ended April 30,

                                          2003           2002           2003           2002

Product Revenues                      $   178,958    $   350,841    $   573,581    $   646,682
Service Revenues                          122,766        158,788        733,045        703,255
                                      -----------    -----------    -----------    -----------
         Total Revenues                   301,724        509,629      1,306,626      1,349,937

Product Cost & Expenses                  (737,883)      (559,672)    (1,409,153)    (1,737,352)
Service Cost & Expenses                  (386,291)      (114,689)      (746,960)      (538,256)
                                      -----------    -----------    -----------    -----------
         Total Expenses                (1,124,174)      (674,361)    (2,156,113)    (2,275,608)

Net Loss From Continuing
  Operations Before
  Income Tax                             (822,450)      (164,732)      (849,487)      (925,671)

Other Income & Expense                     (2,307)         2,364         (6,644)    (1,290,294)

Benefit From Income Tax                         0        200,000        259,000        200,000
                                      -----------    -----------    -----------    -----------
Profit (Loss) From
  Continuing Operations                  (824,757)        37,632       (597,131)    (2,015,965)

Profit (Loss) From
Discontinued Operations                         0         45,090        (10,019)        36,504

Gain From Disposal of
  Discontinued Operations                       0              0         24,446              0
                                      -----------    -----------    -----------    -----------

Net Income (Loss)                     $  (824,757)   $    82,722    $  (582,704)   $(1,979,461)
  after Taxes                          ==========    ===========    ============   ===========

Earnings per Share
From Continuing Operations            $     (0.66)   $       .11    $     (0.76)   $     (5.75)
                                      ===========    ===========    ===========    ===========
Earning Per Share
From Discontinued Operations                    0    $       .13    $       .02    $       .10
                                      ===========    ===========    ===========    ===========

QUARTER ENDED APRIL 30, 2003

      Product revenues for the three months ended April 30, 2003 totaled $178,958 a decrease of 49% or $171,883 from $350,841 reported for the same three months last year. Product revenues for the nine months ended April 30, 2003 totaled $573,581 a decrease of 11% or $73,101 from $646,682 reported for the same nine months last year. The Company attributed the decrease in revenue to a decline in the Company's military sales.

      Service revenues for the quarter ended April 30, 2003 totaled $122,766 a decrease of 23% or $36,022 from $158,788 reported for the same period last year. Service revenues for the nine months ended April 30, 2003 totaled $733,045 an increase of 4% or $29,790 from $703,255 reported for the same nine months last year. The Company believes that service revenues decreased for the three months compared to the same three months last year primarily due to a decline in the economy, which caused a decrease demand for the Company's staffing service. The Company attributes the increase over the nine-month period compared to the same nine-month period a year ago to direct hires that took place in the first quarter ended October 31, 2002.

      Product Cost decreased for the three months ended April 30, 2003 totaling $93,597 as compared to $259,304 for the same three months ended April 30, 2003. Product Cost decreased as a result of decreased sales and fewer purchases. Product Cost increased for the nine months ended April 30, 2003 totaling $234,052 as compared to $205,398 for the same nine months ended April 30, 2002 by $28,654. The Company attributed the increase in product cost during the nine months to parts purchased for the PDR2000 demo units.

      Service Cost decreased for the three months ended April 30, 2003 totaling $63,953 as compared to $114,689 for the same three months ended April 30, 2002. Service Cost decreased for the nine months ended April 30, 2003 totaling $424,622 as compared to $538,256 for the same nine months ended April 30, 2002. The Company attributes the decrease in service cost to a decrease in sales.

      Gross profit for products for the three months ended April 30, 2003 totaled $85,361 representing 48% of revenues as compared to $91,537 or 26% of revenues for the three months ended April 30, 2002. Gross profit for products for the nine months ended April 30, 2003 totaled $339,529 representing 59% of revenues as compared to $441,284 or 68% of revenues for the nine months ended April 30, 2002. Gross profit for services for the three months ended April 30, 2003 totaled $58,813 representing 48% of revenues as compared to $44,099 or 29% of revenues for the three months ended April 30, 2002. Gross profit for services for the nine months ended April 30, 2003 totaled $308,423 representing 42% of revenues as compared to $164,999 or 24% of revenues for the nine months ended April 30, 2002.The Company attributes the decrease in gross profit for both services and products to a decrease in sales.

      Selling, general and administrative expenses increased from $174,239 for the three months ended April 30, 2002 to $181,780 for the three months ended April 30, 2003, which represents an increase of 4% or $7,541. Selling, general and administrative expenses for the nine months ended April 30,2002 decreased from $757,197 to $578,459 for the nine months ended April 30, 2003, which represents a decrease of 31% or $178,738. The Company attributes the decrease in Selling, General and Administrative expense over the nine month period to a reduction in administrative costs; such as, payroll cuts for all key employees, a reduction of benefits to employees by 50%, including health care and suspension of the match on the Company's retirement plan.

      Research and Development expenses for the three months ended April 30, 2002 were $126,129; there were no research and development expenses for three months ended April 30, 2003. Research and Development expense for the nine months ended April 30, 2002 were $774,757; there were no research and development expenses for the nine months ended April 30, 2003.

      During the nine months ended April 30, 2002, the Company wrote off $1,295,000 of obsolete and excess inventory. No inventory was written off during the nine months ended April 30, 2003.

      As a result of the foregoing, the Company reported a net loss of ($561,232) from the Company's product segment and a net loss of ($263,525) from the Company's service segment or a combined net loss of ($824,757) or ($0.66) per share for the three months ended April 30, 2003, as compared to a net profit of $38,623 from the Company's product segment and a net profit of $44,099 from the Company's service segment or a combined net profit of $82,722 or $0.24 per share for the three months ended April 30, 2002. The Company reported a net loss of ($568,789) from the Company's product segment and a net loss of ($13,915) from the Company's service segment or a combined net loss of ($582,704) or ($0.74) per share for the nine months ended April 30, 2003 as compared to a net loss of ($2,144,460) from the Company's product segment and a net profit of $164,999 from the Company's service segment or a combined net loss of ($1,979,461) or ($5.65) for the nine months ended April 30, 2002.

LIQUIDITY AND FINANCIAL CONDITION

      Inventories from the Company's product segment decreased from $1,915,590 for the quarter ended April 30, 2002 to $1,783,048 for the quarter ended April 30, 2003, a decrease of $132,542, attributable to a decrease in purchases for the quarter due to the decrease in sales. In lieu of purchasing additional inventory the Company has used existing inventory when at all possible to complete incoming orders. There is no inventory relating to the Company's service segment.

      Accounts Receivable from the Company's product segment decreased from $290,836 for the quarter ended April 30, 2002 to $122,957 for the quarter ended April 30, 2003. The decrease is attributed to decreased sales within the Company's military division. Accounts Receivable from the Company's service segment increased from $75,456 for the quarter ended April 30, 2002 to $81,971 for the quarter ended April 30, 2003. The Company attributes the increase to direct placements that took place during the nine months ended April 2003.

      The remaining $322,338 of goodwill for Atlas Design and Prime Time Staffing was written off during the third quarter ended April 30, 2003, as it was tested for impairment. Per SFAS 142, paragraph 61, effective for fiscal years beginning after December 31, 2001, goodwill should have gone through its first step of transitional goodwill impairment testing. The result had the testing been done at the start of this fiscal year is as follows: Goodwill would have been removed from the Condensed Consolidated Balance Sheet for both the first quarter ended October 31, 2002 and the second quarter ended January 31, 2003. Secondly, within the Condensed Consolidated

Statements of Operation for the quarter ended October 31, 2002, "other expense" would have increased by $322,338 making the adjusted total for "other income (expense)" ($342,267). Had the adjustment been made during the quarter ended October 31, 2002, it would have resulted in a loss for the quarter of ($97,292) rather than the net income of $225,046. If the adjustment had been made in the first quarter ended October 31, 2003, it would then change the reported numbers for the second quarter or six month ending January 31, 2003. The result would have been a change in the "net income (loss)" for the six months ended January 31, 2003 by the same $322,338, resulting in a loss of ($305,331) rather than the previously stated "net income" of $17,007. Although the impairment of the goodwill should have been reflected in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2002, the Company has reflected the impairment of the goodwill within the quarter ended April 30, 2003, and though it would have effected the three month ended October 31, 2002 and six month ended January 31, 2003 "net income (loss)" it does not effect the overall loss for the nine months ended April 30, 2003.

      On February 18, 2003, the Company issued 252,300 unregistered shares of the Company's common stock as a bonus to its employees. The fair market value of the stock on the date of issuance was $.89, which resulted in a total expense to the Company of $224,547.

      Consulting expense for the quarter ended April 30, 2003 was $237,959. The expense represents various consulting agreements issued during the quarter ended January 31, 2003 that continue over a period of one year or less.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate ("the index"). The maturity date on the line of credit is September 17, 2003.

      The Company anticipates additional backlog releases from the Bonneville Power Administration and the US Government as well as other key customers. This should generate additional sales and resulting cash flow for the fourth quarter fiscal 2003 and into fiscal 2004.

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

      In the 10KSB for the year ended July 31, 2002, under Note 2 ("Convertible Debenture"), the conversion price of $.68 should have been adjusted to reflect the 1:4 reverse split that became effective on April 19, 2002, therefore the conversion price should have been $2.72. In the 10QSB for the quarter ended October 31, 2002, under Item 2, the inventory footnote should have read; inventory increased by $235,000 due to the purchase of parts for the PDR2000, although there was a decrease of $26,667 in the inventory value due to the rescission agreement between ICM and Conolog; pursuant to which inventory was returned as part of the agreement.

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

ITEM 3 - CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures

      Within 90 days of the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Robert Benou, Chief Executive Officer, and Marc Benou, Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. There have been no significant changes in the Company's internal controls or in other facts that could significantly affect internal controls since the date the most recent review of the Company's internal control systems by Messrs. Robert and Marc Benou. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote. Based upon that evaluation, Messrs. Robert and Marc Benou have concluded that there are reasonable assurances that the Company's internal controls are currently functioning effectively and that there is reasonable assurance that the Company's internal controls will function effectively with respect to likely future conditions.

      (b) Changes in internal controls

      There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           Part II - Other Information
                               CONOLOG CORPORATION

1.    Legal Proceedings - None

2.    Changes in Securities -

      During the three months ended April 30, 2003, the following unregistered shares of the Company's common stock were sold in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

      On February 18, 2003, the Company issued 252,300 unregistered shares of its Common Stock as a bonus to its employees; on March 14, 2003, the Company also issued 302 unregistered shares of its Common Stock to Vincent Gruppuso, pursuant to an agreement between the Company and Prime Time Staffing and Professional Temp Solutions.

3.    Defaults upon Senior Securities - None

4.    Submission of Matters to a Vote of Security Holders - None

5.    Other Information -

      As of the open of business on January 10, 2003, the Company affected a one-for-ten reverse split of its common stock.

6.(a) Exhibits and Reports on Form 8-K

      Number      Description
      ------      -----------

      99          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

  (b) Reports on form 8-K

      On February 4 and March 4, 2003, the Company filed an 8-K reporting an
      Item 5 event. Both of these reports stated, among other things, the number of issued and outstanding shares of the Company's common stock.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

                                      CONOLOG CORPORATION


Date: June 13, 2003                   By /s/ Robert S. Benou
                                             Chairman, Chief Executive Officer
                                             and Director


                                      By /s/ Marc R. Benou
                                             President, Chief Operating Officer,
                                             Chief Financial Officer, Assistant
                                             Secretary and Director

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

Date: June 13, 2003

                                                /s/ Robert Benou
                                                -----------------------------
                                                Robert Benou,
                                                Chief Executive Officer

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

Date: June 13, 2003

                                                /s/ Marc Benou
                                                -----------------------------
                                                Marc Benou,
                                                Chief Financial Officer