Form 10KSB/A
period 2002-07-31
CONOLOG CORP
filed 2003-11-13
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2002 (No Fee Required)

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____ (No Fee Required)

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

      Title of each class Name of each exchange in which registered Common Stock, $0.01 par value NASDAQ SmallCap Market Class A Warrants - Traded Until Expiration of August 30, 2002

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

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

The outstanding number of shares of the Registrant's common stock as of October 15, 2002 was 4,980,516.

DOCUMENTS INCORPORATED BY REFERENCE FORM 10-KSB/A
JULY 31, 2002

TABLE OF CONTENTS
PART I
Item 1. BUSINESS ........................................................  1-12

Item 2. PROPERTIES ......................................................  12

Item 3. LEGAL PROCEEDINGS ...............................................  12

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  12

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS .............................................  12-15

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION .........................................  15-18

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................  18

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE ........................................  18

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS ...................................  19-20

Item 10. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT .............  20-21

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT .....................................................  21-22

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  22-23

PART IV
Item 13. EXHIBITS AND REPORTS ...........................................  23-24

SIGNATURES ..............................................................  25

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

      In October 2001, the Company designed and is in the process of completing and building the PDR 2000 eight-channel system, Digital Protection Equipment for power transmission applications, to be introduced by December 2001. The PDR 2000 is currently being tested in the field by one of our major utility companies and is expected to be available during the second quarter 2003.

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

      "98," "68" and "40" Series These series represent the Company's latest designs in the audio tone equipment utilizing the more advanced DSP technology, which provides high accuracy and long-term stability. These features have allowed the Company to greatly improve the scope, density and number of functions that can be performed on a single phone line, microwave link or direct line.

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

Recent Developments

In October, we ceased our computer maintenance business and entered into an Agreement to Rescind the Asset Purchase Agreement pursuant to which we acquired the assets of ICM. Pursuant to the rescission agreement, we transferred substantially all of the assets of ICM, to the extent they still exist, to their prior owner for $600,000. The $600,000 purchase price was paid as follows:

                        (i) $300,000 was paid at closing:

                        (ii) A promissory note to Conolog was delivered at
                  closing in the amount of $150,000, bearing interest of 7.5% per annum payable over 2 years in 24 equal monthly payments of $6,479.94 per month, beginning on December 30,2002, and continuing for 24 months, with the final payment due on November 30, 2004. The Note is secured by a first mortgage on a condominium.

                        (iii) A promissory not was delivered to Conolog at
                  closing in the amount of $150,000, less any prepaid fees, hearing interest of 5.0% per annum payable over 10 years in 120 equal monthly payments beginning on December 30, 2004. Interest only accrues for the first two years, so that the balance on December 30, 2004, will be $165,000 and will be payable in 120 equal monthly payments of $1,750.08 per month.

                        The parties agrees that the amount of pre-paid fee was
                  $13,400. Thus the amount of the 10-year Note shall be $137,350 ($150,000 less $13,400 pre-paid fees plus $750 moving reimbursement). The parties agreed that the principal balance due on December 20, 2004, shall be $151,500 and will be payable in 120 equal monthly payments of $1,606.89 per month.

      The Company designed and is in the process of completing and building the PDR 2000 eight channel system, Digital Protection Equipment for power transmission applications, was introduced in December 2001. The PDR 2000 is currently being tested in the field by one of our major utilities.

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

      COMMERCIAL - The Company markets the PTR-1000, PTR-1500, PDR-2000 and all of its INIVEN products by means of Company Sales personnel, through independent manufacturers representatives, and through distributors, focusing mainly on the largest utilities and co-generators. In the United States alone there are over 500 large entities generating electricity, which are identified as investor-owned, municipal systems, cooperative systems and federal, state and district systems. The Company intends to expand its sales efforts and expand sales to international markets. The Company markets its Gen-1 and Gen-1 Programmable Series, as well as its "98" Series, "68" Series and "40" Series, in the same way as the PTR-1000 except that the manufacturers representatives used by the Company specialize in selling to the diverse markets that utilize such products.

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

                                    INVENTORY

Raw Materials

      The Company believes that it has adequate sources of raw materials available for use in its business. The Company's products are assembled from a variety of standard electronic components, such as integrated circuits, transformers, transistors, passive components (i.e., resistors, capacitors and inductors),diodes and assorted hardware such as printed circuit boards, connectors and faceplates. The Company is not dependent upon any single supplier. The Company also purchases a number of other electronic components and sub-assemblies from various suppliers. There has been no material increase in the cost of most raw materials and the Company has no reason to anticipate any significant shortage of raw materials in the future. The Company generally is required to maintain adequate amounts of raw material and parts inventories to meet delivery requirements of customers and to assure itself of a continuous availability of these items.

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

      During fiscal 2001, the Company wrote off $153,328 of its inventory as obsolete. During fiscal 2002, the Company wrote off $1,294,323 of its inventory as obsolete.

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

                              WARRANTY AND SERVICE

      The Company provides a twelve-year warranty on its products, which covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products are not covered by the Company's warranty.

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

                            RESEARCH AND DEVELOPMENT

New Products

      During fiscal 2000-2001, the Company invested approximately $25,000 to complete the accessory modules of the PTR-1500 and extend the range of its Multiplexer products. During fiscal 1999-2000 the Company invested approximately $1,705,257 for product development and amortization of product costs. During fiscal 2000-2001 the Company proceeded with the design of the PDR-2000 8 channel digital transfer trip communications product.

      The Company also developed a new platform for its GEN1 products allowing for its use by the Canadian utilities. During fiscal 2001-2002, the Company invested $774,757 to complete its design of the PDR-2000, eight-channel digital transfer trip communications product.

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

      The Company's Common Stock is traded on the Nasdaq SmallCap Market, under the symbols CNLG.

      The Company's Warrants expired as of August 30, 2002 and until then traded on the Nasdaq Small Cap Market under the symbol CNLGW.

      The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock and Warrants (until August 30, 2002) traded on the Nasdaq SmallCap Market for 2000, 2001 and the first, second and third quarters of 2002. As of October 22, 2002, the Company's Common Stock was held by approximately 840 shareholders of record.

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

                                    DIVIDENDS

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its Common Stock or on its Preferred A or Preferred B shares. The Company anticipates that no such dividends will be paid in the foreseeable future. Rather, the Company intends to apply any earnings to the expansion and development of its business. Any payment of cash dividends on any of its securities in the future will be dependent upon the future earnings of the Company, including its financial condition, capital requirement and other factors, which the Board of Directors deems relevant.

                              CONVERTIBLE DEBENTURE

      The Company entered into an Option Agreement dated May 30, 2002, the agreement between Conolog and the "Optionee" pursuant to the "Option Agreement" the Company has granted an option to the Optionee to purchase convertible debentures of the Company having an aggregate principal amount of $97,500. Per the Option Agreement, the Optionee exercised the option to convert this Debenture into shares of Common Stock of Conolog Corporation in accordance with the terms of this Debenture. As of July 18, 2002, the Optionee was issued 150,000 shares at a conversion rate of $2.60 per share of Conolog Corporation common stock as per the option agreement.

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

The Optionee has the right to convert the principal amount of the debenture, or any portion thereof, which is at least $25,000, into that number of shares of common stock of the Company, obtained by dividing the principal amount of the debenture by the conversion price of $2.72 per share. The Option Agreement provides that the voting power of any conversion shares owned by the Optionee will be voted in the same manner as shares voted by all other shareholders of the Company. Through the year ending July 31, 2001, the Optionee purchased $100,000 of convertible debentures and converted $75,000 of them into common stock.

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

Income & Expense Items as                      Income & Expense Items as
  a Percentage Of Revenues                   a  a Percentage Of Revenues               Percentage
       From Operations                              From Operations                Increase/(Decrease
For The Year Ended July 31                    For The Year Ended July 31
          2002                                            2001                         2001 to 2002
          66.7%                            Product Sales &             27.7%              44.0%
                                           other income

          33.3%                            Service Sales &             72.3%             (39.0%)
                                           other income

          (121%)                           Product Cost of            (56.7%)             64.3%
                                           Revenue

         (70.0%)                           Service Cost of            (77.5%)             (7.5%)
                                           Revenue

         (74.9%)                           Selling, general &         (25.4%)             49.5%
                                           administrative

           0.0%                            Interest                     0.0%               0.0%

         (46.5%)                           Total costs                (49.1%)             (2.6%)
                                           & expenses

        (125.4%)                           Income (loss)              (45.8%)             79.6%
                                           before income
                                           taxes

           7.6%                            Income tax                   0.0%              7.60%
                                           (credits)

        (117.7%)                           Net Loss before            (45.8%)             71.9%
                                           extraordinary
                                           item

* Includes write-offs for obsolete or excess inventory, which were $1,294,323 and $153,321 in 2002 and 2001 respectively.

                              RESULTS OF OPERATIONS

2002 Compared to 2001

      Product revenue for the fiscal year ended July 31, 2002 totaled $1,746,578 an increase of 3.7% or $65,098 from $1,681,480 reported for fiscal year ended July 31, 2001. The Company attributed the increase in product revenues to the completion of a backlog order from the Company's military division.

      Service revenue for the fiscal year ended July 31, 2002 totaled $873,326 a decrease of 80% or $3,525,512 from $4,398,838 reported for fiscal year ended July 31, 2001. The Company's service revenue decreased as a result of the loss of two of the Company's staffing divisions, which provided administrative temporary and permanent placements.

      Product cost for the fiscal year ended July 31, 2002 totaled $2,113,270 an increase of 55% or $1,159,720 from $953,550 reported for fiscal year ended July 31, 2001. The Company attributes the increase in product cost to the write off of obsolete inventory totaling $1,294,323

      Service cost for the fiscal year ended July 31, 2002 totaled $611,612 a decrease of 82% or $2,797,876 from $3,409,488 reported for fiscal year ended July 31, 2001. The Company attributes the decrease in service cost to the decrease in sales from the loss of two of the Company's staffing divisions.

      Gross profit for products for the years ended July 31, 2002 and July 31, 2001 totaled $(366,692) and $727,930, respectively, representing (21%) and 43% of product revenue. The decrease in gross profit for products is attributed to the write off of obsolete inventory during the fiscal year ended July 31, 2002.

      Gross profit for services for the years ended July 31, 2002 and July 31, 2001 totaled $261,714 and $989,350, respectively, representing 30% and 23% of service revenue. The decrease in gross profit for services is attributed to the loss of the Company's two divisions, which provided an increased profit margin for administrative staffing positions.

      Selling, General and Administrative expenses increased from $1,546,663 or 25% of sales in 2001 to $1,963,068 or 74.9% of sales in 2002 as a result of increased selling expense for the rollout of the PDR 2000 series.

      Research and development totaled $774,757 for the fiscal year ended July 31, 2002, due to the final stages of development on the PDR2000. There were no research and development costs for fiscal year ended July 31, 2001.

      Employee bonus expense for fiscal year ended July 31, 2002 totaled $432,359 and for fiscal year ended July 31, 2001 totaled $289,556. The Company issued shares in both 2002 and 2001 to employees for their past contributions.

      The Company's interest income and expense for fiscal year 2002 was $(10,032), as a result of interest payments on the Company's line of credit through Unity Bank, with a maturity date of December 17, 2002, which was extended in 2003 and interest income derived from the Company's interest bearing accounts through Unity Bank. The Company had no interest expense for fiscal year 2001. Although the Company had interest income of $31,675 for fiscal year ended July 31, 2001.

      As a result of the foregoing, the Company reported a net loss of $(3,084,894) or $(0.81) per share, compared to a net loss of $(2,782,451) or $(1.24) per share for fiscal 2001.

2001 Compared to 2000

      Product revenue for fiscal year ended July 31, 2001 totaled $1,681,480, an increase of 26% or $443,469from $1,238,011 reported for fiscal year ended July 31, 2000. The Company attributes the increase to the completion of backlog orders from the Company's military division.

      Service revenue for fiscal year ended July 31, 2001 totaled $4,398,838 an increase of 0.58% or $25,717 from $4,373,121 reported for fiscal year ended July 31, 2000. The Company attributes the increase in service revenue to the expansion of Atlas Design, who now supplies graphics personnel.

      Product cost for the fiscal year ended July 31, 2001 totaled $953,550 an increase of 55% or $519,713 from $433,797 reported for fiscal year ended July 31, 2000. The Company attributes the increase in product cost to the write off of obsolete inventory totaling $153,328 and an increase in the use of sub-contractors for fiscal 2001 versus 2000.

      Service cost for the fiscal year ended July 31, 2001 totaled $3,409,488 a decrease of 3% or $106,223 from $3,515,711 reported for fiscal year ended July 31, 2000. The Company attributes the decrease to a decrease in the profit margin for the newly acquired graphics division versus the usual markup for the administrative and technical division.

      Gross Profit for products for the years ended July 31, 2001 and July 31, 2000 totaled $727,930 and $804,214, respectively, representing 43% and 65% of product revenue. The decrease in gross profit for products is attributed to the write off of obsolete inventory and the added expense for sub-contractors during fiscal year 2001.

      Gross Profit for services for the years ended July 31, 2001 and July 31, 2000 totaled $989,350 and $857,410, respectively, representing 22.5% and 19.6% of service revenue. The increase in gross profit was due to the expansion of Atlas Design, by gaining an administrative staffing firm which provides for a larger profit margin than technical personnel.

      Selling, General and Administrative expenses decreased from $1,491,595 or 26% of sales in 2000 to $1,546,663 or 25% of sales in 2001 as a result in increased automation.

      Employee bonus expense for fiscal year ended July 31, 2001 totaled $289,556 and for fiscal year ended July 31, 2000 totaled $371,280. The Company issued shares to its employees for their past contributions in fiscal years 2001 and 2000.

      The Company did not have any interest expense for fiscal year 2001 and fiscal 2000. However, the Company did have interest income for the fiscal year 2001 totaling $31,675.

      As a result of the foregoing, the Company reported a net loss of $(2,782,451) or $(1.24) per share, compared to a net loss of $(1,883,663) or $(0.28) per share for fiscal 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

      Working capital at July 31, 2002 was $1,735,629 compared to $4,479,842 at year ended July 31, 2001. The decrease in the working capital is primarily attributed to the design and new product development and the write-off of excess and obsolete inventory.

      Accounts receivable have decreased from $495,412 at year-end July 31, 2001 to $221,015 at July 31, 2002. This decrease of $274,397 is the result of the decreased sales primarily due to the economy and the decline in the staffing industry.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate ("the index").

      The Company expects to meet its cash requirements for the next twelve months through existing cash balances and cash generated from operations. In addition, the Company believes that it can obtain financing from institutional investors secured by its assets, if necessary.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT

                        Directors and Executive Officers

      The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 2002.

     NAME                       AGE                        POSITION

Robert S. Benou                  67               Chairman/CEO/CFO and Director

Marc R. Benou                    34               President/COO, Assistant
                                                   Secretary and Director

Arpad J. Havasy                  66               Executive Vice President,
                                                   Secretary, Treasurer and
                                                   Director

Louis S. Massad                  65               Director

Edward J. Rielly                 34               Director

Thomas Fogg                      66               Vice President-Engineering

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

Item 10. EXECUTIVE COMPENSATION

                             Executive Compensation
                           Summary Compensation Table

            Annual Compensation                            Long Term Compensation
                                                               Closing Price of
                                                                  Common Stock     Securities
Name and                                          Restricted    on the Date of     Underlying
Principal           Fiscal                           Stock      the Restricted       Options
Position           Year-End        Salary           Awards       Stock Award        /SARS (#)
Robert               2002          $250,000          90,000          $ .70                 0
Benou,
CEO, CFO             2001          $230,000          80,000          $1.563           40,000
Chairman
                     2000          $210,000          75,000          $1.625                0

Marc                 2002          $ 80,000          72,000          $ .70                 0
Benou
President,           2001          $ 80,000          20,000          $1.563           45,000
COO, Assistant
Secretary            2000          $ 72,000          12,500          $1.625                0
and Director

As of July 31, 2002, Mr. Robert Benou deferred receipt of $117,583 of his salary.

The options granted during the fiscal year ended July 31, 2001 were granted under the 2000/2001 Stock Option Plan, were exercisable at $1.60 per share and have all been exercised.

                              EMPLOYMENT AGREEMENTS

      The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Robert Benou, which pursuant to its terms, has renewed for one year term. Under his employment agreement, Mr. Benou will receive an annual base salary of $150,000 for the first year of employment with an increase of $20,000 beginning November 1997. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company's annual "income before income tax provision" as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as, life, health, pension, profit sharing and other plans.

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

      Name and                         Amount and
    Address  of                         Nature of
  Beneficial Owner                Beneficial Ownership       % of Ownership

Robert S. Benou(1)                     270,000                   5.40%

Arpad J. Havasy(1)                      22,500                    .45%

Marc R. Benou(1)                       181,797                   3.60%

Louis Massad(1)                         20,375                    .41%

Thomas Fogg(1)                          42,500                    .85%

Edward J. Rielly(1)                     15,000                    .30%

Clog II LLC(2)                         501,176                   9.24%

All Executive Officers
and Directors as a Group
(6 Persons)                            552,172                  11.09%

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE

                           FORWARD LOOKING STATEMENTS

      This annual report on Form 10KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those stated. Such statements are subject to certain risks and uncertainties, including our ability to utilize, possible significant variations in recognized revenue due to customer caused delays in installations and competition from larger more well known, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Furthermore, there can be no assurance that our sales will increase or that our acquisitions will positively contribute to our earnings. The Company does not assume any obligation to update the forward-looking information and cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

4(a)#         Specimen Certificate for shares of Common Stock

 (b)#         Form of Financial Consulting Agreement

10.1**** Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation

10.2**** Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation

10.3*****     Employment Agreement dated March 1, 1998 between Dina Stellwagen and Conolog Corporation

10.4 Agreement to Rescind Asset Purchase Agreement by and between Conolog Corporation, Independent Computer Maintenance Corp., Natony Corp. and Natoli.

10.5+         Conolog Corporation 2002 Stock Option Plan

21.1          List of Subsidiaries

31.1          Rule 13a-14a/15d-14a Certification of Robert Benou

31.2          Rule 13a-14a/15d-14a Certification of Robert Benou

32 Certification required under Section 906 of the Sarbanes-Oxley Act of 2002 by Robert Benou

# Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended July 31, 2002, as filed on October 29, 2002.

****          Incorporated by reference to the Registrant's Registration

              Statement on Form S-1 (0-8174) as filed on September 12, 1997

+ Incorporated by reference to the Registrant's Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 5, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Conolog Corporation


                                               By:/s/ Robert S. Benou
November 12, 2003                              Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

November 12, 2003
                                    /s/ Robert S. Benou
                              Chairman, Chief Executive Officer


November 12, 2003                   /s/ Arpad J. Havasy
                              Executive Vice President, Secretary,
                                    Treasurer and Director


November 12, 2003                   /s/ Marc R. Benou
                              President, Assistant Secretary and
                                      Director


November 12, 2003                   /s/ Louis S. Massad
                                          Director


November 12, 2003                   /s/ Edward J. Rielly
                                          Director

                      Conolog Corporation and Subsidiaries

                        Consolidated Financial Statements

                                  July 31, 2002

                           Annual Report on Form 10-K

                         Item 8, Item 14 (a)(1) and (2)

                        Consolidated Financial Statements

                            Year Ended July 31, 2002
                                  (As Restated)

                      Conolog Corporation and Subsidiaries

                             Somerville, New Jersey

                       Form 10-K - Item 14 (a) (1) and (2)
                 Index to the Consolidated Financial Statements
                      Conolog Corporation and Subsidiaries
                                  July 31, 2002

                                                                                                       Page
The following consolidated financial statements of the registrant are included in Item 14:

     Independent Auditors' Report....................................................................   F-1
     Consolidated Balance Sheet - July 31, 2002 .....................................................   F-2 - F-3

     Consolidated Statements of Operations - Years Ended July 31, 2002 and 2001......................   F-4

     Consolidated Statements of Stockholders' Equity  - Years Ended July 31,
         2002 and 2001 ..............................................................................   F-5

     Consolidated Statements of Cash Flows - Years Ended July 31, 2002 and 2001......................   F-6 - F-7

     Notes to the Consolidated Financial Statements..................................................   F-8 - F-23

                          Independent Auditors' Report

To the Board of Directors of
Conolog Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Conolog Corporation and Subsidiaries as of July 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and Subsidiary as of July 31, 2002, and the results of its operations and its cash flows for the years ended July 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the financial statements, the accompanying consolidated balance sheet as of July 31, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended July 31, 2002 have been restated.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
October 15, 2002
(except for Subsequent Event Note, as to which the date is October 25, 2002 and except for restatement note as to which the date is November
3, 2003)

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2002
                                   As Restated

Assets
Current Assets
         Cash and equivalents                                                       $   316,499
         Accounts receivable - less allowance for doubtful accounts of $20,000          221,015
         Deferred tax asset                                                             200,297
         Inventories
                  Finished goods                                                        725,887
                  Work-in-process                                                        23,179
                  Materials and supplies                                                944,927
                                                                                    -----------
                          Total Inventory                                             1,693,993
         Other current assets                                                            21,935
                                                                                    -----------

                          Total Current Assets                                        2,453,739
                                                                                    -----------

Property, Plant and Equipment
                  Machinery and equipment                                             1,337,458
                  Furniture and fixtures                                                476,088
                  Computer software                                                     147,203
                  Leasehold improvements                                                 30,265
                                                                                    -----------
                                                                                      1,991,014
                  Less accumulated depreciation and amortization                     (1,771,703)
                                                                                    -----------
                                                                                        219,311
Goodwill, net of accumulated amortization of $46,027                                    855,319
Other assets                                                                              3,300
                                                                                    -----------

                          Total Assets                                              $ 3,531,669
                                                                                    ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2002
                                   As Restated

Liabilities and Stockholders' Equity

Current Liabilities

          Accounts payable                                                            $    177,883
          Accrued expenses                                                                  38,677
          Accrued legal fees                                                               108,762
          Deferred revenue                                                                  14,891
          Accrued payroll                                                                  127,897
          Line of credit                                                                   250,000
                                                                                      ------------

                  Total Current Liabilities                                                718,110
                                                                                      ------------

Stockholders' Equity

          Preferred Stock, par value $.50; Series A; 4% cumulative; 162,000
             shares authorized; 155,000 shares issued and outstanding                       77,500
          Preferred Stock, par value $.50; Series B; $.90 cumulative; 50,000
             shares authorized; 1,197 shares issued and outstanding                            597
          Common Stock, par value $0.01; 20,000,000 shares authorized; 4,980,516 shares issued, including 2,203 shares
             held in Treasury                                                               49,805
          Contributed Capital                                                           20,494,003
          Retained (Deficit)                                                           (17,512,666)
          Treasury Shares at Cost                                                         (131,734)
          Subscription receivable                                                          (93,750)
          Prepaid consultant services                                                      (70,196)
                                                                                      ------------
               Total Stockholders' Equity                                                2,813,559
                                                                                      ------------

                  Total Liabilities and Stockholders' Equity                          $  3,531,669
                                                                                      ============

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                                          Year Ended July 31,
                                                                     ------------------------------
                                                                         2002
                                                                     As Restated           2001
                                                                     ------------       -----------
Service revenue                                                       $   873,326       $ 4,398,838
Product revenue                                                         1,746,578         1,681,480
                                                                      -----------       -----------
     Total Revenue                                                      2,619,904         6,080,318
                                                                      -----------       -----------

Costs of service revenue                                                  611,612         3,409,488
Costs of product revenue                                                2,113,270           953,550
                                                                      -----------       -----------
     Total Cost of Revenue                                              2,724,882         4,363,038
                                                                      -----------       -----------

Gross Profit (Loss)                                                      (104,978)        1,717,280
                                                                      -----------       -----------

Selling, general and administrative                                     1,963,068         1,546,663
Research and development                                                  774,757                --
Lawsuit settlement charges                                                     --           325,000
Reserve for employee notes receivable - stock options                          --           236,587
Employee bonus                                                            432,359           289,556
Marketing, product development and amortization of product costs               --         1,730,257
Legal fees                                                                                  403,343
                                                                      -----------       -----------
     Loss From Operations                                              (3,275,162)       (2,814,126)
                                                                      -----------       -----------

Other Income (Expense)
   Interest income                                                          1,652            31,675
   Interest expense                                                       (11,684)               --
       Total Other (Expense)                                              (10,032)           31,675
                                                                      -----------       -----------

Loss Before Income Taxes                                               (3,285,194)       (2,782,451)

(Benefit from) Income Taxes                                              (200,300)               --
                                                                      -----------       -----------
Net Loss                                                              $(3,084,894)      $(2,782,451)
                                                                      ===========       ===========

Loss Per Common Share  - Basic                                        $     (0.81)      $     (1.24)
Loss Per Common Share - Assuming Dilution                             $     (0.81)      $     (1.24)

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   As Restated

                                               Series A           Series B                                            Retained
                                              Preferred          Preferred                          Contributed       Earnings
                                                 Stock              Stock         Common Stock        Capital         (Deficit)
                                             --------------    --------------    --------------   --------------   --------------
Balance at July 31, 2000                     $       77,500               597            84,188   $   17,739,479   $  (11,636,961)
Debt to equity conversion                                --                --               828           74,172               --
Common shares issued to employees                        --                --             4,784          764,772               --
Common shares issued to consultants                      --                --             4,135          399,250               --
Common shares issued for commissions                     --                --               170           22,151               --
Common shares issued for services to be
provided                                                 --                --                --               --               --
Purchase of treasury stock (at cost)                     --                --                --               --               --
Sale of treasury stock                                   --                --                --           45,176               --
Additional shares issued for acquisition
costs                                                    --                --             1,210          118,566               --
Amortization of consultant services                      --                --                --               --               --
Net loss for the year                                    --                --                --               --       (2,782,451)
Effect of 1-for-4 reverse stock split                    --                --           (66,599)          66,599               --
Dividends                                                --                --                --            4,180           (4,180)
                                             --------------    --------------    --------------   --------------   --------------
Balance at July 31, 2001                     $       77,500               597            28,716   $   19,234,345   $  (14,423,592)
                                             --------------    --------------    --------------   --------------   --------------
Debt to equity conversion                                --                --             7,400          425,100               --
Common shares issued to employees                        --                --             7,625          396,609               --
Common shares issued to consultants                      --                --             3,310          247,817               --
Common shares issued for commissions                     --                --               190           11,820               --
Shares issued for services to be provided                --                --             1,064           69,132               --
Common shares issued for legal services                  --                --             1,500          105,000               --
Amortization of consultant services                      --                --                --               --               --
Net loss for the year                                    --                --                --               --       (3,084,894)
Dividends                                                --                --                --            4,180           (4,180)
                                             --------------    --------------    --------------   --------------   --------------
Balance at July 31, 2002                     $       77,500               597            49,805   $   20,494,003   $  (17,512,666)
                                             ==============    ==============    ==============   ==============   ==============

                                                                                          Consultant              Total
                                                                    Subscription        Services to be        Stockholders'
                                              Treasury Stock          Receivable           Provided               Equity
                                              --------------       --------------       --------------       --------------
Balance at July 31, 2000                      $     (131,734)      $           --       $     (394,551)      $    5,738,518
Debt to equity conversion                                 --                   --                   --               75,000
Common shares issued to employees                         --                   --                   --              769,556
Common shares issued to consultants                       --              (93,750)                  --              309,635
Common shares issued for commissions                      --                   --                   --               22,321
Common shares issued for services to be
provided                                                  --                   --              (26,000)             (26,000)
Purchase of treasury stock (at cost)                (113,725)                  --                   --             (113,725)
Sale of treasury stock                               113,725                   --                   --              158,901
Additional shares issued for acquisition
costs                                                     --                   --                   --              119,776
Amortization of consultant services                       --                   --              208,311              208,311
Net loss for the year                                     --                   --                                (2,782,451)
Effect of 1-for-4 reverse stock split                     --                   --                                       --
Dividends                                                 --                   --                                       --
                                              --------------       --------------       --------------       --------------
Balance at July 31, 2001                      $     (131,734)      $      (93,750)      $     (212,240)      $    4,479,842
                                              --------------       --------------       --------------       --------------
Debt to equity conversion                                 --                   --                   --              432,500
Common shares issued to employees                         --                   --                   --              404,234
Common shares issued to consultants                       --                   --                   --              251,127
Common shares issued for commissions                      --                   --                   --               12,010
Shares issued for services to be provided                 --                   --              (70,196)                  --
Common shares issued for legal services                   --                   --                   --              106,500
Amortization of consultant services                       --                   --              212,240              212,240
Net loss for the year                                     --                   --                   --           (3,084,894)
Dividends                                                 --                   --                   --                   --
                                              --------------       --------------       --------------       --------------
Balance at July 31, 2002                      $     (131,734)      $      (93,750)      $      (70,196)      $    2,813,559
                                              ==============       ==============       ==============       ==============

See notes to the consolidated financial statements

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                               Year Ended July 31,
                                                        ------------------------------
                                                           2002
                                                        As Restated           2001
                                                        ------------       -----------
Cash Flows From Operating Activities
    Net Loss                                            $(3,084,894)      $(2,782,451)
    Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities
    Common stock for commissions                             12,009            22,321
    Common stock base compensation                          402,335           289,556
    Common stock for consulting fees                        355,348           283,635
    Amortization of prepaid consulting expense              191,419           208,311
    Depreciation and amortization                            92,108            70,265
    Bad debt expense                                         20,075           251,512
    Deferred income taxes                                   (38,837)          101,540
(Increase) Decrease in Operating Assets
    Accounts receivable                                     254,322           352,116
    Inventories                                           1,064,173           158,417
    Other current assets                                     35,973            63,351
    Other assets                                              4,216             2,567
Increase (Decrease) in Operating Liabilities
    Accounts payable                                         59,796            49,039
    Settlement payable                                     (325,000)          325,000
    Accrued expenses and other liabilities                  (43,097)          (65,492)
    Deferred revenue                                        (14,609)           29,500
    Deferred gain on sale of assets                         (10,083)          (60,500)
                                                        -----------       -----------
      Net Cash Used in Operating Activities              (1,024,746)         (701,313)
                                                        -----------       -----------
Cash Flows From Investing Activities
  Purchase of equipment and leasehold improvements          (58,083)         (121,010)
  Purchase of goodwill                                           --          (146,469)
                                                        -----------       -----------
      Net Cash Used in Investing Activities                 (58,083)         (267,479)
                                                        -----------       -----------
Cash Flows From Financing Activities
  Proceeds from line of credit                              250,000                --
  Proceeds from employee note receivables                    50,339                --
  Proceeds from issuance of convertible debentures          432,500           100,000
  Proceeds from sale of treasury stock                           --           158,901
  Purchase of treasury stock                                     --          (113,725)
  Proceeds from issuance of stock options                        --           193,074
                                                        -----------       -----------
      Net Cash Provided by Financing Activities             732,839           338,250
                                                        -----------       -----------
 Net Decrease in Cash and Equivalents                      (349,990)         (630,542)
Cash and Equivalents at Beginning of Period                 666,489         1,297,031
                                                        -----------       -----------
Cash and Equivalents at End of Period                   $   316,499       $   666,489
                                                        ===========       ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the year for:
                                                           Year Ended July 31,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
    Taxes                                                $    890      $    600
    Interest                                               11,684            --

Noncash investing and financing activities:
    Conversion of debentures                              432,500        75,000
    Common stock issued for prepaid consulting services    70,196        26,000
    Common stock issued for subscription receivable            --        93,750
    Common stock issued for goodwill                           --       119,776
    Deposit on asset purchase for goodwill                     --       494,360

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

      During the year ended July 31, 2000, the Company formed a wholly owned Subsidiary, Lonogoc Corporation. In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation ("ICM") and is currently operating under the trade name, ICM. ICM provides installation, maintenance, and troubleshooting of computer systems and networks.

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

Property, Plant and Equipment

      Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Depreciation and amortization was $69,512 and $53,977 for the years ended July 31, 2002 and 2001, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Research and Development

      Research and Development costs are expensed as incurred.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

      Revenue for product sales are recognized at the time of shipment, products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete as long as the collection of the resulting receivable is probable.

      Revenue for services provided under time and material contracts are recognized as services are provided by the temporary, contract or leased employees. Revenue from direct placements or "fixed fee contracts" is recognized at the time the candidate begins the first full day after the completion of a 30-day contingency period. Revenue from permanent placements, which are also considered fixed fee contracts, is recognized at the time the candidate begins the first full day after the completion of a required amount of temporary hours as stipulated in the Temp to Perm contract.

Goodwill

      Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their assets acquired by Nologoc Corporation and Lonogoc Corporation at the date of acquisition and is being amortized on the straight line method over 40 years. Amortization expense of goodwill charged to operations for July 31, 2002 and 2001 was $22,596 and $20,102, respectively..

Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising expense was $28,563 and $50,844 for the years ended July 31, 2002 and 2001, respectively.

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

Loss Per Share of Common Stock

      Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The number of shares used in the computations were 3,791,827 and 2,242,851 for 2002 and 2001 respectively. The effect of assuming the exchange of the warrants, Series A Preferred Stock and Series B Preferred Stock in 2002 and 2001 would be anti-dilutive.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

OPERATING LEASE COMMITMENTS

      The Company leases their facilities and various equipment under operating leases.

      Total rental expense for all operating leases of the Company amounted to approximately $ 64,607 and $60,312 during the years ended July 31, 2002 and 2001, respectively.

      The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 31, 2002.

               Year Ending July 31,
                   2003                                      $       31,845
                                                             --------------
                   Total minimum payments required           $       31,845
                                                             ==============

INCOME TAXES

      The income tax (benefit) is comprised of the following:

                                                         July 31,
                                                ---------------------------
                                                  2002             2001
                                                ---------       -----------
              Current Income Taxes
                  Federal                       $      --       $        --
                  State                                --                --
              Deferred Income Taxes                                      --
                  Federal                              --                --
                  State                          (200,300)               --
                                                ---------       -----------
                                                $(200,300)      $        --
                                                =========       ===========

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D" Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2002, the Company entered into an agreement under which it sold a portion of its NOL carryover. The total estimated proceeds of this transaction was recorded as a benefit in the accompanying financial statements.

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

                                                     July 31,
                                                 -----------------
                                                  2002        2001
                                                 -----       -----
            Federal statutory tax rate           (34.0)%     (34.0)%
            Valuation Allowance on Net
                    Operating Loss Carryover      28.5        34.0
            Permanent and other differences         --          --
                                                  ----        ----
                                                  (5.5)%        --%
                                                  ====        ====

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes.

The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

At July 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $13,842,557 and $6,544,405, respectively, which are available to offset future Federal and State taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

                                      Federal               State
                                    -----------          -----------
                      2006          $        --          $   859,586
                      2007                   --               88,824
                      2009                   --            3,452,716
                      2013              253,276                   --
                      2014            1,232,010                   --
                      2015              957,538                   --
                      2017              550,752                   --
                      2018            1,656,388                   --
                      2019              859,696                   --
                      2020            2,141,730                   --
                      2021            2,738,451
                      2022          $ 3,084,894          $        --
                                    -----------          -----------
                                    $13,474,735          $ 4,401,126
                                    ===========          ===========

      The Company's deferred tax asset is comprised of the following temporary differences:

                                                                     Federal         State
                                                                   ----------      ----------
            Net operating losses and tax credit carryforwards      $4,700,000      $  589,000
            Less: valuation allowance                               4,700,000         388,703
                                                                   ----------      ----------
                     Net Deferred Tax Assets                       $       --      $  200,297
                                                                   ==========      ==========

      The net change in the valuation allowance for the year ended July 31, 2002 was $1,183,163.

LINE OF CREDIT

      The Company has a $250,000 twelve month revolving line of credit with a bank expiring September 17, 2002. The line of credit bears interest at the prime rate. As of July 31, 2002, the Company had borrowed $250,000 on the line of credit. Subsequent to the year end, the Company entered into an agreement with the bank, whereby, the line of credit was extended through December 17, 2002.

PROFIT SHARING PLAN

      The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2002 and 2001.

      The Plan also provides an employee savings provision (401(k) plan) whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company contributes $2 for every $1 of the participant's elective contribution, up to 6% of the participant's compensation.

      The total expense for the above plan amounted to $70,037 and $68,907 for the years ended July 31, 2002 and 2001, respectively.

CAPITAL STOCK

      On April 17, 2001, the Board of Directors authorized a 1 for 4 reverse stock split of the Company's $.01 par value common stock.

      The Series A Preferred Stock provides 4% cumulative dividends, which were $102,183 ($0.64 per share) in arrears at July 31, 2002. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $1,200 per share.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

CAPITAL STOCK, Continued

      The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

      The Series B Preferred Stock provides cumulative dividends of $.90 per share which were $33,456 ($27.05 per share) in arrears at July 31, 2002. In addition, each five shares of Series B Preferred Stock is convertible into 1 share of Common Stock. The Company may redeem the Series B Preferred Stock at $15 per share plus accrued and unpaid dividends.

      The Company has reserved 155,059 shares of Common Stock for Series A and B Preferred Stock.

WARRANTS

      The Company issued common stock purchase warrants separately and as a part of the previous offerings as follows:

                                                              Exercise           Original            Extended
                                                             Price Per         Expiration           Expiration
                 Date of Grant        Number of Shares         Share               Date                Date
               -------------------    -----------------     -------------     -----------           ----------
                    8/16/95               283,938              $6.00              8/16/98               8/02/02
                    1/21/98               725,300              $6.00              8/30/02                  --
                    1/21/98               300,000              $5.25              8/02/02                  --

      Subsequent to the year-end, all of the above warrants had expired without being exercised.

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

      The Optionee has the right to convert the principal amount of the debenture, or any portion there of which is at least $25,000, into that number of shares of common stock of the Company, obtained by dividing the principal amount of the debenture by the conversion price of $2.72 per share. The Option Agreement provides that the voting power of any conversion shares owned by the Optionee will be voted in the same manner as shares voted by all other shareholders of the Company. Through the year ending July 31, 2001, the Optionee purchased $100,000 of convertible debentures and converted $75,000 of them into common stock.

      On July 12, 2002, the Company and the Optionee entered into an agreement, whereby, the remaining dollar amount of convertible debentures was reduced to $1,200,000. In addition, the agreement called for the conversion of the then $25,000 outstanding debenture at a reduced conversion price of $0.4166 per share.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

                                           Sales to Major               Number of               Percentage of
               Year Ended                     Customers                 Customers                   Total
        -------------------------         ------------------        ------------------         -----------------
                  2002                            --                       --                        --
                  2001                       $1,231,840                     3                        27%

COMMITMENTS AND CONTINGENCIES

Employment Agreements

      On February 18, 1999 the Company amended the employment agreement, dated June 1, 1997, with Robert Benou, to serve as the Company's Chief Executive Officer through May 31, 2002. Pursuant to the agreement, Robert Benou's employment shall automatically renew on a year-to-year basis unless terminated by either party. Base salary under the agreement is $190,000 per annum with annual increases of $20,000. The agreement also calls for an annual bonus equal to 6% of the Company's income before income taxes as stated in its annual Form 10-K. Employee benefit plans, such as life, health, pension and other plans are provided under the agreement. The Company will also provide reimbursement of ordinary and necessary business expenses and a monthly car allowance. A noncompetition/nonsolicitation restriction applies for one year after termination of employment. Upon termination without cause, the agreement provides for severance compensation equal to 2.99 times the average annual compensation.

      The President of the Company entered into an employment agreement on June 1, 1997. The agreement is for a period of five years expiring May 31, 2002. Pursuant to the agreement, the President's employment shall automatically renew on a year-to-year basis unless terminated by either party. Also, pursuant to the terms of the agreement, the officer is to receive a base salary of $55,000 for the period June 1, 1997 through May 31, 1998 and an increase of $6,000 per annum for each twelve month period thereafter. The agreement also calls for an annual bonus equal to 3% of the Company's income before income taxes as stated in its annual Form 10-K. The Officer is entitled to participate in all general pension, profit-sharing, life, medical, disability and other insurance and executive benefit plans at any times in effect for executives of the Company, however, the Company is not obligated to establish or maintain any of the aforementioned executive benefit plans. The Company will also provide an automobile and reimburse the Officer for all ordinary and necessary business expenses. A noncompetition/nonsolicitation restriction applies for six months after termination of employment. Upon termination without cause the agreement provides for severance compensation equal to
      2.99 times the average annual compensation paid by the Company.

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

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES, Continued

      In the third quarter of fiscal 1999, the Company reached an agreement in principle to purchase substantially all the stock or assets of Hallmark Temps, Inc. for use in conjunction with the Company's Atlas Design business. After discussions were terminated without an agreement having been reached, Conolog began doing business with an entity owned by a former employee of Hallmark. In October 1999, Hallmark filed a lawsuit in the Superior Court of New Jersey seeking a preliminary injunction and damages against the Company. Hallmark alleges that the Company breached a confidentiality agreement executed by the Company and Hallmark. The case was settled in August 2001 for $325,000.

     2002 Stock Option Plan

            On April 23, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan ("the 2002 Plan"). Under the 2002 Plan, the Company may grant up to 190,000 shares of common stock as either incentive stock options under Section 422A of the Internal Revenue Code or nonqualified stock options. Subject to the terms of the 2002 Plan, options may be granted to eligible persons at any time and under such terms and conditions as determined by the 2002 Stock Option Committee (`the Committee"). Unless otherwise determined by the Committee, each stock option shall terminate no later than ten years (or such shorter time as may be fixed by the Committee) after the date in which it was granted. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of common stock as determined on the date of the grant. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fairmarket value of the shares on the date of grant.

            As of July 31, 2002, there have been no shares granted under the 2002 Plan.

      2000/2001 Stock Option Plan

            On December 26, 2000, the Board of Directors of the Company adopted the Conolog Corporation 2000/2001 Stock Option Plan (the "Option Plan"). The Option Plan is designed to permit the Company to grant either incentive stock options under Section 422A of the Internal Revenue Code or nonqualified stock options. The maximum number of common shares of the Company which may be granted under the plan is 300,000. The exercise price for incentive stock options must be at least on hundred percent (100%) of the fair market value of the common stock as determined on the date of grant. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

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

            On June 12, 2001, the Company and Fengshui Consulting, Inc. entered into an agreement whereby, Fengshui Consulting, Inc. would provide public relations and consulting services to the Company

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

COMMON STOCK ISSUED FOR SERVICES, Continued

            through April 30, 2003. In consideration of such services, Fengshui Consulting, Inc. received 20,000 shares of the Company's common stock

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

            In March of 2002, the Company entered into a one year consulting agreement with Leeward Consulting Group, LLC., David Michael, LLC., Hannah Wolfson, LLC., and McFadden Group, LLC. In consideration of the consulting services to be provided, the Company, at the signing of the agreement, granted Leeward Consulting Group, LLC., David Michael, LLC., Hannah Wolfson, LLC., and McFadden Group, LLC, 45,000 shares each of the Company's common stock. As per the consulting agreements after 90 days 22,500 shares will be issued and after 180 days another 22,500 shares of the Company's common stock will be issued to Leeward Consulting Group, LLC., David Michael, LLC., Hannah Wolfson, LLC., and McFadden Group, LLC.

            In March of 2002, the Company entered into a one year consulting agreement with Heather Clinger. In consideration of the consulting services to be provided, the Company, at signing of the agreement, granted Heather Clinger 10,000 shares of the Company's common stock.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

     COMMON STOCK ISSUED FOR SERVICES, Continued

            Consulting expense is recorded at the fair market value at the date of grant and is amortized over the life of the contracts. Consulting expense for the years ended July 31, 2002 and 2001 amounted to $373,786 and $491,946, respectively.

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

      Employees

            During the years ended July 31, 2002 and 2002 the Company issued 759,000 and 163,500 shares of the Company's common stock, respectively, as additional remuneration to certain employees. Compensation expense was recorded at the average fair value of the stock at the time of issuance and amounted to $402,335 and $271,410, respectively.

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

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

REPORTABLE SEGMENTS

      The Company's operations are classified into three principal reportable segments that provide different products or services.

                                Electronic      Engineering &   Computer System
                              Engineering and     Technical       and Network
                               Manufacturing      Staffing        Consulting
                              ---------------   -------------   ---------------

                                        Year Ended July 31, 2002
                                --------------------------------------------
         Sales                  $   833,431       $   873,349    $   913,124
         Net (loss) income       (3,141,307)           32,078         24,335
         Assets                   3,531,669           208,590        106,347

                                         Year Ended July 31, 2001
                                --------------------------------------------

         Sales                  $   695,823       $ 4,398,838    $   985,657
         Net (loss) income       (3,199,259)          393,269         23,539
         Assets                   4,602,778           452,132        200,696

SUBSEQUENT EVENT

      On October 22, 2002 Conolog entered an agreement to rescind the Asset Purchase Agreement between Conolog and Independent Computer Maintenance Corporation. Under the rescission agreement, Conolog and ICM agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement to the extent they still exist to Natony Corp. the former seller. The return of purchase price paid for the assets was $600,000, $300,000 in cash, at closing, a note receivable for $150,000 of which will be paid over 24 months in equal monthly installments of $6,750 per month beginning December 2002, the note is secured by a first mortgage on a condominium owned by the purchaser; another note receivable for $137,350 ($150,000 less fees of $12,650) unsecured note payable over 10 years beginning December 2004 bearing an interest rate of 5%.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUBSEQUENT EVENT, Continued

      The following pro forma condensed balance sheet and statement of operations gives effect to the above event as if it occurred on July 31, 2002.

               Pro Forma Condensed Balance Sheet at July 31, 2002

                                                                    As Reported in         Pro Forma
                                                                     Accompanying         Adjustments
                                                                       Financial         for Subsequent        Pro Forma
                                                                      Statements              Event          Balance Sheet
                                                                  ------------------     --------------     ---------------
                  Assets
          Current Assets
                  Cash                                            $          316,499      $    300,000      $       616,499
                  Accounts receivable, net                                   221,015                                221,015
                  Deferred tax asset                                         200,297                                200,297
                  Inventories                                              1,693,993           (26,667)           1,667,326
                  Note receivable                                                 --            47,250               47,250
                  Other current assets                                        21,935                                 21,935
                                                                  ------------------                        ---------------
                           Total Current Assets                            2,453,739                              2,774,322
                                                                  ------------------                        ---------------
                  Property, plant and equipment, net                         219,311           (12,880)             206,431
                  Goodwill, net                                              855,319          (532,981)             322,338
                  Note receivable                                                 --           240,100              240,100
                  Other assets                                                 3,300                                  3,300
                                                                  ------------------                        ---------------
                           Total Assets                                    3,531,669                              3,546,491
                                                                  ===================                       ================

                  Liabilities and Stockholders' Equity
         Current Liabilities
                  Accounts payable                                           177,883                                177,883
                  Accrued expenses                                            38,677                                 38,677
                  Accrued legal fees                                         108,762                                108,762
                  Deferred revenue                                            14,891           (14,891)                  --
Accrued payroll                                                              127,897                                127,897
Line of credit                                                               250,000                                250,000
                                                                  ------------------                        ---------------
                           Total Current Liabilities                         718,110                                703,219
                                                                  ------------------                        ---------------

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUBSEQUENT EVENT, Continued

                                                                As Reported in      Pro Forma
                                                                 Accompanying     Adjustment for      Pro Forma
                                                                   Financial        Subsequent         Balance
                                                                  Statements          Event             Sheet
                                                                --------------   ---------------    ------------
            Stockholders' Equity
                     Preferred stock, Series A                  $     77,500                        $     77,500
                     Preferred stock, Series B                           597                                 597
                     Common stock                                     49,805                              49,805
                     Contributed capital                          20,494,003                          20,494,003
                     Retained (deficit)                          (17,512,666)         29,713         (17,482,953)
                     Treasury shares at cost                        (131,734)                           (131,734)
                     Subscription receivable                         (93,750)                            (93,750)
                     Prepaid consultant services                     (70,196)                            (70,196)
                                                                ------------                        ------------
                              Total Stockholders' Equity           2,813,559                           2,843,272
                                                                ------------                        ------------

            Total Liabilities and Stockholders' Equity          $  3,531,669                        $  3,546,491
                                                                ============                        ============

         Pro Forma Condensed Statement of Operations as of July 31, 2002

                                                               As Reported in         Pro Forma
                                                                Accompanying         Adjustments       Pro Forma
                                                                  Financial        for Subsequent       Balance
                                                                 Statements             Event            Sheet
                                                                ------------       --------------     ------------
            Service revenue                                     $    873,326        $                 $    873,326
            Product revenue                                        1,746,578             (929,685)         816,893
                                                                ------------                          ------------
                     Total Revenue                                 2,619,904                             1,690,219
                                                                ------------                          ------------

            Costs of service revenue                                 611,612                               611,612
            Costs of product revenue                               2,113,270             (466,889)       1,646,381
                                                                ------------                          ------------
                     Total Cost of Revenue                         2,724,882                             2,257,993
                                                                ------------                          ------------

            Gross Profit (Loss)                                     (104,978)                             (567,774)

            Selling, general and administrative                    1,963,068             (438,461)       1,524,607

            Research and development                                 774,757                               774,757
            Employee Bonus                                           432,359                               432,359
                                                                ------------                          ------------

                     Loss From Operations                         (3,275,162)                           (3,299,497)
                                                                ------------                          ------------

            Gain from discontinued operations                             --                29,713          29,713
            Total Other Expense                                      (10,032)                              (10,032)
                                                                ------------                          ------------
            Loss Before Income Taxes                              (3,285,194)                           (3,279,816)
            (Benefit from) Income Taxes                             (200,300)                             (200,300)

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUBSEQUENT EVENT, Continued

      Net Loss                                $  (3,084,894)     $  (3,079,516)
                                              =============      =============

      Loss Per Common Share - Basic           $       (0.81)     $       (0.84)

      Loss Per Common Share - Assuming
                              Dilution        $       (0.81)     $       (0.84)

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations" (FAS 141), which supercedes Accounting Principles Board (APB) Opinion No. 16. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. In addition, FAS 141 established criteria for the recognition of intangible assets separately from goodwill.

      Also, in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"). As a result of this new standard, goodwill will no longer be amortized, but will be tested annually for impairment beginning in fiscal year ending July, 2003. Goodwill impairment testing will require that the Company make judgments concerning future cash flows and appropriate discount rates. The Company is unable to estimate the impact of the adoption of this standard because the transitional impairment testing required by FAS 142 has not yet been completed.

      In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", ("FAS 143"). This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's results of operations, financial position or cash flows.

      In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"), which supercedes Statement No. 12, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on Statement No. 121, FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, Statement No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of Statement No. 144 will not have a material impact on the Company's results of operations, financial position or cash flows.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements

RESTATEMENT OF PRIOR PERIOD RESULTS

      The Company has restated its financial statements for the year ended July 31, 2002. The restated financial results reflect the correction of errors in the Company's accounting procedures related to the Company's accounting policy of obsolete inventory, the nature of which was an overstatement of obsolete inventory recognized during the period ending July 31, 2002 and the understatement of inventory as of July 31, 2002. The impact of this adjustment on the Company's financial results as originally reported is summarized below:

                                                   Year Ended July 31, 2002
                                                 -----------------------------
                                                 As Reported      As Restated
                                                 ------------     ------------

       Retained (Deficit)                        $(17,880,488)    $(17,512,666)
       Net Loss                                    (3,452,716)      (3,084,894)
       Total Assets                                 3,163,847        3,531,669
       Loss Per Share - Basic                           (0.91)           (0.81)
       Loss Per Share - Assuming Dilution               (0.91)           (0.81)