Form 10KSB
period 2003-07-31
CONOLOG CORP
filed 2003-11-14
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2003 (No Fee Required)

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ (No Fee Required)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $.80 on October 15, 2003 was $1,039,930.

The number of shares outstanding of the Registrant's common stock outstanding, excluding treasury shares, as of October 15, 2003 was 1,299,913.

DOCUMENTS INCORPORATED BY REFERENCE FORM 10-KSB
JULY 31, 2003

TABLE OF CONTENTS
PART I
Item 1. Business Development and Business .....................................1

Item 2. DESCRIPTION OF PROPERTY...............................................10

Item 3. LEGAL PROCEEDINGS.....................................................10

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................11

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS...............................................................13

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION...............................................16

Item 7. FINANCIAL STATEMENTS..................................................16

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................16

Item 8A. CONTROLS AND PROCEDURES..............................................16

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS.........................................17

Item 10. EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT............................18

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT....................................................................20

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................20

PART IV
Item 13. EXHIBITS AND REPORTS.................................................20

SIGNATURES....................................................................23

                           FORWARD LOOKING STATEMENTS

      This annual report on Form 10KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those stated. Such statements are subject to certain risks and uncertainties, including possible significant variations in recognized revenue due to customer caused delays in installations and competition from larger more well known, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Furthermore, there can be no assurance that our sales will increase. The Company does not assume any obligation to update the forward-looking information and cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                                     PART I

GENERAL INFORMATION

      We are engaged in the design, manufacture (directly or through subcontractors) and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmission and reception and other communication areas that are used in both military and commercial applications. Our products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets.

Item 1. BUSINESS DEVELOPMENT AND BUSINESS

      We were organized in 1968 and were engaged primarily in the design and manufacture of electronic components and systems for military applications.

      In July 1971, we merged with DSI Systems, Inc., then engaged in the development and manufacture of terminal viewers for digital retrieval of microfilm. Later that year, we changed our name to Conolog Corporation.

      By 1980 it became apparent that the military segment of the business was growing while the terminal viewer segment was a drain on cash and other resources. By the year-end the terminal viewer business was discontinued and the inventory relating thereto was written off, allowing us to concentrate on our military business.

      In 1981 we acquired one of our customers, INIVEN Corporation ("INIVEN"). At that time, we were manufacturing, on behalf of INIVEN, a line of transmitters and receivers used for controlling and transceiving the measurement of the flow of gases and liquids, by gas and water utilities for controlling the flow of waste water and sewage and measuring and controlling traffic.

      Since the 1980's, we have been an active participant in providing electromagnetic wave filters for major military programs, such as the Patriot Missile, Hawk Missile and Sea Sparrow Missile. In addition to these projects, our components are currently used by the military in tanks, the Apache helicopters and the MK-50 torpedoes.

      During 1987, we made a strategic decision to redirect our focus from military to commercial markets. Since that time, we have refocused on manufacturing and marketing our products for the commercial marketplace rather than depend on the military and defense-related markets. Our primary emphasis was on products for electric utilities, co-generation of power, gas and water companies, traffic control for departments of transport (DOT) and airports utilizing DSP (Digital Signal Processing) technology.

      In September 1998, we acquired the assets of Atlas Design, Inc., a human resource outsourcing company, to further our strategy of mergers and acquisitions, and to assist in providing qualified engineering and technical staff in support of our longer term contracts.

      Also in September 1998, we completed a sale/leaseback of our manufacturing facility. This enabled us to significantly reduce our operating costs and increases our working capital.

      In August 2000, we acquired Independent Computer Maintenance Corporation ("ICM"), a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks to businesses in the greater New York metropolitan area.

      In January 2001, we acquired substantially all of the assets of Prime Time Staffing Inc. and Professional Temp Solutions, Inc. These companies provided permanent and temporary employees for the graphics design firms, book publishing companies and engineering businesses.

      In October 2002, we ceased operating this business and entered into an Agreement to rescind the Asset Purchase Agreement pursuant to which we acquired ICM.

Products

      We are engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by the Company); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by the Company) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic "networks" which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, and (vii) multiplexer supervisory controls, which enable callers with high volumes of supervisory data to transmit on fewer phone lines.

      Such products are used in radio and other transmissions, telephones and telephone exchanges, air and traffic control, automatic transmission of data for utilities, tele-printing of transmitted data such as news and stock market information and for use by electric utilities in monitoring power transmission lines for faults and/or failures. Our products may be used independently or in combination with other products to form a system type configuration, whereby our equipment is pre-assembled in a large cabinet with other equipment in a configuration that would provide the end user with protection as well as operational status displays.

Present Status/Business Product Description

      We are engaged in four basic market segments:

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

      Military sales are primarily for our electromagnetic wave filters used in military radios, vehicles (cars, trucks or tanks), portable (backpack), special signaling equipment and exchanges (as in field command posts), weapon/missile guidance and control (Patriot missile, Tomahawk, Pave-Paws), torpedo active signal recognition and differentiation mounted in the nose cone of the torpedo (MK-30, Captor, MK-50 torpedoes), ship to ship teletype signaling filters used in deployment of ships (UCC-1 and UCC-4 systems) as well as many other signaling applications where accurate electromagnetic frequency control is required.

      Our military sales are received through independent sales representatives who are paid a commission

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

      The PTR-1000 target market is:

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

      These applications, by their nature, can be accomplished with slow speed signaling systems composed of a transmitter on one end and a receiver on the other to carry out the necessary instructions provided by the transmitter. Each set (transmitter/receiver combination) is called a channel. Because of the slow speed, up to 30 channels could be made to transmit and receive signals, in either direction on a single telephone line, microwave link or direct-wired line at the same time. This parallel transmission permits each transmitter/receiver pair to be independent of all the others.

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

      Because of the ease of use and installation, there is much GEN-1 type equipment installed and used in the United States by a wide spectrum of diverse users. Since our line has a distinct mechanical configuration, we designed our GEN-1 Programmable units and other improvements as replacements for existing units. These account for approximately 18% of the Company's commercial sales. The Company's line of GEN-1 equipment is extensive and provides the user with the ability to perform multiple control functions, status monitoring as well as continuous variable data monitoring, such as a level in a tank or pressure gauge.

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

"98," "68" and "40" Series represent our latest designs in the audio tone equipment utilizing the more advanced DSP technology, which provides high accuracy and long-term stability. These features have allowed the Company to greatly improve the scope, density and number of functions that can be performed on a single phone line, microwave link or direct line.

      Sales of these products are made by the same agents who sell our GEN-1 products, but are also directed to encompass more sophisticated users with larger amounts of data and control points. The mechanical configuration of the "98" series is more compact, permitting more equipment in a given space, while performing many more functions when it is connected to the "40" Series. The "68" Series is the "98" Series repackaged mechanically specifically for customers with older systems permitting them to upgrade their systems to DSP technology. The "40" Series, when connected to the "98" or "68" in the same chassis, permits the continuous monitoring of variable data.

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

      Using the "98" DSP Series as its communications link, the Company designed the Multiplexer Supervisory Control System to handle 8 times the normal capacity per channel. The microprocessor-based system allows a single telephone line to handle up to 900 data inputs.

      This product line, because of its data density capability, may be utilized for a very broad range of applications. This product has only recently been introduced and the Company sales efforts for it are being conducted through its existing independent manufacturers sales representatives.

(4) Fiber Optic Link and Data Modem

      The expansion of fiber lines by our customers and their need to switch equipment from phone lines to fiber prompted us to design and introduce a fiber-optic-coupler line to interface with the many different fiber heads. In addition to complete data interface couplers we launched a series of 1200 Baud Modems (Industrial Grade) for operation under the same environmental specifications in line with our products.

(C) Commercial Subcontract Manufacturing to Systems Producers

      Since the downsizing of the American Military, the Company has actively sought manufacturing subcontract orders to fill the production void created by the severe drop in military production. In June 1996, we negotiated and entered into a renewable annual agreement with the General Electric Company, GE Electrical Distribution and Control and its participating affiliated companies for the manufacture of sub-systems, board assemblies and magnetic filters and other products consistent with the Company's expertise. The success of this agreement has prompted the Company to pursue other system producers to more fully utilize the Company's manufacturing capacity.

                                  OUR STRATEGY

      Our strategy is to develop new commercial markets by continuing to develop new products and enhance existing products to improve both its market share and competitive position. Growth in commercial sales is expected to come through internal growth of existing products, new product introductions and the expansion of regional markets to meet the growing needs of its customers for more sophisticated and comprehensive products and services.

                               MARKETING AND SALES

      In general, the Company's products are marketed through telemarketing and customer contacts by our direct sales force and through independent manufacturing sales representatives and distributors.

      MILITARY - We market our military products directly and through independent manufacturing sales representatives.

      COMMERCIAL - We market the PTR-1000, PTR-1500, PDR-2000 and all of our INIVEN products by means of our Sales personnel, through independent manufacturers representatives, and through distributors, focusing mainly on the largest utilities and co-generators. In the United States alone there are over 500 large entities generating electricity which are identified as investor-owned, municipal systems, cooperative systems and federal, state and district systems.

      We market the Gen-1 and Gen-1 Programmable Series, as well as the "98" Series, "68" Series and "40" Series, in the same way as the PTR-1000 except that the manufacturers representatives used by the Company specialize in selling to the diverse markets that utilize such products.

                                   COMPETITION

      The market for our products and staffing services is very competitive. There are several companies engaged in providing the services and in the manufacturing the products of the type produced by us, most of which are substantially larger and have substantially greater name recognition or greater financial resources and personnel. The major competitive factors include availability of personnel, product quality, reliability, price, service and delivery. Competition is expected to continue and intensify. The market is also characterized by rapid technological changes and advances. We would be adversely affected if our competitors introduced technology superior products or offered these products and services at significantly lower prices than our products.

                                LARGEST CUSTOMERS

      Sales to our major customers during fiscal 2003(Schering-Plough, Bonneville Power, Acme Industrial) totaled $274,431, $197,210 and $194,027, respectively (totaling 18.4%, 13.2% and 12.9% of all sales, respectively). Sales to our major customers during fiscal 2002 (Schering-Plough, Bonneville Power, Surtek Industries) totaled $356,861, $241,093 and $150,585, respectively (totaling 15.9%, 10.7% and 6.7% of all sales, respectively). None of these customers has or had any material relationship other than business with the Company.

                                    INVENTORY

Raw Materials

      We believe that we have adequate sources of raw materials available for use in our business. Our products are assembled from a variety of standard electronic components, such as integrated circuits, transformers, transistors, passive components (i.e., resistors, capacitors and inductors), diodes and assorted hardware, such as, printed circuit boards, connectors and faceplates. We are not dependent upon any single supplier. We also purchase a number of other electronic components and sub-assemblies from various suppliers. There has been no material increase in the cost of most raw materials and we do not foresee a significant shortage of raw materials in the future.

      In the past, we manufactured and held in our inventory finished products pursuant to the military specifications and based upon the military forecast for future quantities and delivery schedules. Widespread military procurements were discontinued as a result of the end of the cold war and the downsizing of the military establishment. Consequently, management made a decision to write off a substantial amount of the military inventory in 2001 and 2002. As a result, we no longer manufacturer military products in advance. Rather, we only schedule production as purchase orders are received.

                                  MANUFACTURING

      The Company currently rents approximately 7,000 square feet of the facility located at 5 Columbia Road, for a combination of manufacturing and office space. The Company assembles, under normal workload conditions, the product it sells, however, to accommodate the peak demands that occur from time to time we can engage a number of subcontractors to assemble boards to our specifications. All assemblies, however, are inspected and fully tested by the Company's quality, engineering and testing departments. We maintain test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment.

                              WARRANTY AND SERVICE

      We provide a twelve-year warranty on our products, which covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products are not covered by our warranty.

      In cases of defective products, the customer typically returns them to our facility in Somerville, New Jersey. Our service personnel then replace or repair the defective items and ship them back to the customer. Generally all servicing is completed at our plant and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts.

                            RESEARCH AND DEVELOPMENT

New Products

      During fiscal 2000-2001, we invested approximately $25,000 to complete the accessory modules of the PTR-1500 and extend the range of our Multiplexer products. During fiscal 1999-2000 we invested approximately $1,705,257 for product development and amortization of product costs.

      During fiscal 2000-2001 we proceeded with the design of the PDR-2000 8 channel digital transfer trip communications product. During fiscal 2001-2002 we invested approximately $774,757 to complete its design of the PDR-2000, eight-channel digital transfer trip communications product.

      The Company also developed a new platform for its GEN1 products allowing for its use by the Canadian utilities.

                             PATENTS AND TRADEMARKS

      We do not have any patents covering any of our present products. We use the trademark INIVEN for our commercial products. We believe that such trademark is recognized in our industry. We believe that our prospects are dependent primarily on our ability to offer our customers high quality, reliable products at competitive prices rather than on our ability to obtain and defend patents and trademarks. We do not believe that our INIVEN trademark is of material importance to the Company's business.

                             GOVERNMENTAL REGULATION

      Our manufacturing facilities are subject to numerous existing and proposed Federal and State regulations designed to protect the environment, establish occupational safety and health standards and cover other matters. We believe that our operations are in compliance with existing regulations and we do not believe that such compliance has had or will have any material effect upon our capital expenditures, earnings or competitive position. With respect to military sales, we are not subject to any special regulations. The products manufactured are done so in accordance with accepted commercial practices.

                                    EMPLOYEES

      As of July 31, 2003, we employed 21 persons on a full-time basis, including 3 in management, 2 in sales, 2 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 9 in production. We have enjoyed good labor relations.

      None of our employees are represented by a labor union or bound by a collective bargaining agreement. We have never suffered a work stoppage. We believe our future success will depend, in part, on our continued ability to recruit and retain highly skilled management, marketing and technical personnel. We hire on a regular basis approximately 125 contract employees.

Item 2. DESCRIPTION OF PROPERTY

      Our principal executive offices are located at 5 Columbia Somerville, New Jersey. The space consists of approximately 7,000 square feet of which approximately 5,000 square feet is dedicated to manufacturing, production and testing and approximately 2,000 square feet is dedicated to administrative and storage needs. The executive office houses both the manufacturing division and the temporary staffing division. In the opinion of management, the space is adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS

            None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our Annual Meeting of Shareholders on June 25, 2003. The following individuals constituting all of the members of the Board of Directors were elected:

                           Name                          Number of Votes           Votes Withheld
                           ----                          ---------------           --------------
                           Robert S. Benou                  1,069,479                    605
                           Arpad J. Havasy                  1,068,760                  1,324
                           Lousi S. Massad                  1,069,312                    772
                           Marc R. Benou                    1,067,632                  2,452
                           Edward J. Rielly                 1,069,333                    751
                           Graham Bruce Edwards             1,067,478                  2,606

      At this meeting, our stockholders also approved a proposal to amend our Certificate of Incorporation to give effect to a one-for-two reverse split of our Common Stock as follows:

              For               Against             Abstain
              ---               -------             -------
           1,058,464             11,250               370

      At this meeting, our stockholders also approved a proposal to grant an aggregate of 800,000 shares of our Common Stock to our directors and officers as follows:

              For               Against             Abstain            Not Voted
              ---               -------             -------            ---------
            733,074              41,195               408               295,407

      At this meeting, our stockholders also approved a proposal to select Rosenberg Rich Baker Berman & Company as the Company's independent auditors for the fiscal year ending July 31, 2003 as follows:

              For               Against             Abstain
              ---               -------             -------
           1,069,203              460                 421

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

      Our Common Stock is traded on the Nasdaq SmallCap Market, under the symbol CNLG.

      The Company's Warrants expired as of August 30, 2002 and until then traded on the Nasdaq Small Cap Market under the symbol CNLGW.

      The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock and Warrants (until August 30, 2002) traded on the Nasdaq SmallCap Market for 2001, 2002 and 2003.

                              Units                Common Stock
2001                      High       Low          High       Low

   First Quarter        _______    _______       11.87      4.37

   Second Quarter       _______    _______       15.62      5.62

   Third Quarter        _______    _______       13.30      6.30

   Fourth Quarter       _______    _______       15.80      5.20

                              Units                Common Stock
2002                      High       Low          High       Low

   First Quarter        _______    _______        6.40      3.05

   Second Quarter       _______    _______       12.50      4.40

   Third Quarter        _______    _______        9.60      2.20

   Fourth Quarter       _______    _______       12.50      5.00

                              Units                Common Stock
2003                      High       Low          High       Low

   First Quarter        _______    _______        6.50      1.40

   Second Quarter       _______    _______        2.20      1.10

   Third Quarter        _______    _______        1.15       .75

   Fourth Quarter       _______    _______        1.19       .70

(b) As of October 15, 2003, the Company's Common Stock was held by approximately 817 shareholders of record.

(c) Dividends. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its Common Stock or on its Preferred A or Preferred B shares. The Company anticipates that no such dividends will be paid in the foreseeable future. Rather, the Company intends to apply any earnings, if any, to the expansion and development of its business. Any payment of cash dividends on any of its securities in the future will be dependent upon the future earnings of the Company, including its financial condition, capital requirement and other factors, which the Board of Directors deems relevant.

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                 Number of securities                                        under equity
                                  to be issued upon            Weighted-average           compensation plans
                                     exercise of              exercise price of          (excluding securities
                                 outstanding options,        outstanding options,         reflected in column
                                 warrants and rights         warrants, and rights                  (a)
                                        (a)                          (b)                           (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation            On June 25, 2003, our
plans approved by              Stockholders
security holders               approved the granting
                               of 800,000 shares of
                               our Common Stock to
                               our directors and
                               officers. As of
                               October 21, 2003 no
                               such shares have been
                               granted.
----------------------------------------------------------------------------------------------------------------
Equity compensation                    N/A
plans not approved by
security holders
----------------------------------------------------------------------------------------------------------------
Total
----------------------------------------------------------------------------------------------------------------

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      In order to summarize the Company's operating results for the past two years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.

----------------------------------------------------------------------------------------------------------
  Income & Expense Items as a Percentage Of               Income & Expense             Percentage
         Revenues From Operations                              Items                Increase/Decrease
----------------------------------------------------------------------------------------------------------
      For The Year Ended July 31, 2003                          2002                   2002 to 2003
----------------------------------------------------------------------------------------------------------
                       Product Sales &
     44.8%             other Income                             48.3%                     (3.5%)
----------------------------------------------------------------------------------------------------------
                       Service Sales &
     55.2%             other Income                             51.7%                      3.5%
----------------------------------------------------------------------------------------------------------

    (50.7%)            Product Cost of Revenue                (165.6%)                  (114.9%)
----------------------------------------------------------------------------------------------------------

    (61.6%)            Service Cost of Revenue                 (70.0%)                    (8.4%)
----------------------------------------------------------------------------------------------------------
                       Selling, general &
   (102.2%)            administrative                         (107.4%)                    (5.2%)
----------------------------------------------------------------------------------------------------------

      0.0%             Interest                                  0.0%                      0.0%
----------------------------------------------------------------------------------------------------------

    (51.6%)            Total costs & expenses                  (72.2%)                   (20.6%)
----------------------------------------------------------------------------------------------------------
                       Income (loss) before
   (109.6%)            income taxes                           (179.5%)                   (69.9%)
----------------------------------------------------------------------------------------------------------

     20.9%             Income taxes (credits)                   11.9%                      9.0%
----------------------------------------------------------------------------------------------------------
                       Net Loss before
    (88.7%)            extraordinary item                     (183.8%)                   (95.1%)
----------------------------------------------------------------------------------------------------------

* Includes write-offs for obsolete or excess inventory, which were $1,294,323 and $153,321 in 2002 and 2001 respectively.

                              RESULTS OF OPERATIONS

2003 Compared to 2002

(Comparison does not include Independent Computer Maintenance Corporation, in which, substantially all the assets were returned as per the Asset Rescission Agreement)

      Product revenue for the fiscal year ended July 31, 2003 totaled $604,264 a decrease of 25.8% or $210,421 from $814,687 reported for fiscal year ended July 31, 2002. The Company attributed the decrease in product revenue to a decline in the Company's military sales during fiscal 2003.

      Service revenue for the fiscal year ended July 31, 2003 totaled $783,195 a decrease of 10.3% or $90,131 from $873,326 reported for fiscal year ended July 31, 2002. The Company attributed the decrease in service revenue to the loss of two customers that moved to a larger worldwide firm.

      Product cost for the fiscal year ended July 31, 2003 totaled $352,225 a decrease of 73.9% or $997,151 from $1,349,376 reported for fiscal year ended July 31, 2002. The Company attributes the decrease in product cost to the write off of obsolete inventory from fiscal 2002 totaling $1,294,323.

      Service cost for the fiscal year ended July 31, 2003 totaled $527,562 a decrease of 13.7% or $84,050 from $611,612 reported for fiscal year ended July 31, 2002. The Company attributes the decrease in service cost to a decrease in sales brought about by the loss of two customers to larger staffing firms.

      Gross profit for products for the years ended July 31, 2003 and July 31, 2002 totaled $252,039 and $(534,689), respectively, representing 41.7% and (66%) of product revenue. The increase in gross profit for products is attributed to the write off of obsolete inventory for fiscal 2002 totaling $1,294,323.

      Gross profit for services for the years ended July 31, 2003 and July 31, 2002 totaled $255,633 and $261,714, respectively, representing 32.6% and 30% of service revenue. The decrease in gross profit for services of $6,081 is a result of the increase in placements of positions that realize a lower profit margin and a decrease in managerial positions that possess a high-end margin.

      Selling, General and Administrative expense for the years ended July 31, 2003 and July 31, 2002 totaled $1,584,988 and $1,813,587, respectively. The
Company attributed the decrease of $228,599 in selling, general and administrative expense to a reduction of payroll from the layoff of two employees and a decrease in employee benefits.

      Research and development for fiscal 2002 totaled $774,757, as a result of the final stages of development of the PDR2000. There are no R&D expenses for the fiscal year ended July 31, 2003.

      The Company's interest income for the fiscal year ended July 31, 2003 totaled $13,711 compared to $1,652 for fiscal year ended July 31, 2002. The totals for fiscal years 2003 and 2002 include interest income derived from the Company's interest bearing accounts through Unity Bank.

      The Company's interest expense for the fiscal year ended July 31, 2003 totaled $(17,684), compared to $(11,684) for fiscal year ended July 31, 2002. The Company's interest expense for both fiscal 2003 and 2002 was due to interest payments on the Company's line of credit through Unity Bank; the maturity date of this line of credit is December 17, 2003.

      As a result of the foregoing, the Company reported a net loss from continuing operations of $(1,376,683) or $(1.51) per share for fiscal 2003, compared to a net loss from continuing operations of $(3,103,410) or $(8.18) per share for fiscal 2002.

      The net loss from discontinued operations for fiscal year ended July 31, 2003 totaled $(28,876) or $0 per share and for fiscal year ended July 31, 2002 totaled $18,516 or $(0.05) per share. The discontinued operations were a result of the Rescission of the Asset Purchase Agreement for the Company's former computer sales and manufacturing company.

2002 Compared to 2001

      Product revenue for the fiscal year ended July 31, 2002 totaled $814,687 an increase of 14.8% or $120,264 from $694,423 reported for fiscal year ended July 31, 2001. The Company attributed the increase in product revenues to the completion of a backlog order from the Company's military division.

      Service revenue for the fiscal year ended July 31, 2002 totaled $873,326 a decrease of 80% or $3,525,512 from $4,398,838 reported for fiscal year ended July 31, 2001. The Company's service revenue decreased as a result of the loss of two of the Company's staffing divisions, which provided administrative temporary and permanent placements.

      Product cost for the fiscal year ended July 31, 2002 totaled $1,349,376 an increase of 63.6% or $858,157 from $491,219 reported for fiscal year ended July 31, 2001. The Company attributes the increase in product cost to the write-off of obsolete inventory totaling $1,294,323 for fiscal year ended July 31, 2002.

      Service cost for the fiscal year ended July 31, 2002 totaled $611,612 a decrease of 82% or $2,797,876 from $3,409,488 reported for fiscal year ended July 31, 2001. The Company attributes the decrease in service cost to the decrease in sales from the loss of two of the Company's staffing divisions.

      Gross profit for products for the years ended July 31, 2002 and July 31, 2001 totaled $(534,689) and $203,204, respectively, representing (65%) and 29% of product revenue. The increase in gross profit for products is attributed to the release of backlog orders from the Company's military division.

      Gross profit for services for the years ended July 31, 2002 and July 31, 2001 totaled $261,714 and $989,350, respectively, representing 30% and 22.5% of service revenue. The decrease in gross profit for services is attributed to the loss of the Company's two divisions, which provided an increased profit margin for administrative staffing positions.

      Selling, General and Administrative expenses increased from $3,983,817 or 78% of sales in 2001 to $1,813,587 or (107%) of sales in 2002 as a result of increased selling expense for the rollout of the PDR 2000 series.

      Research and development totaled $774,757 for the fiscal year ended July 31, 2002, due to the final stages of development on the PDR2000. There were no research and development costs for fiscal year ended July 31, 2001.

      The Company's interest income for the fiscal year ended July 31, 2002 totaled $1,652, compared to $32,280 for fiscal year ended July 31, 2001. The totals for fiscal years 2002 and 2001 include interest income derived from the Company's interest bearing accounts through Unity Bank.

      The Company's interest expense for the fiscal year ended July 31, 2002 totaled $(11,684), compared to $0 for fiscal year ended July 31, 2001. The Company's interest expense for fiscal year ended July 31, 2002 was due to interest payments on the Company's line of credit through Unity Bank; the maturity date of this line of credit is December 17, 2003.

      As a result of the foregoing, the Company reported a net loss from continuing operations of $(3,103,410) or $(8.18) per share, compared to a net loss from continuing operations of $(2,809,014) or $(12.40) per share for fiscal 2001.

      The net loss from discontinued operations for fiscal year ended July 31, 2002 totaled $18,516. The discontinued operations were a result of the Rescission of the Asset Purchase Agreement for the Company's former computer sales and manufacturing company.

                         LIQUIDITY AND CAPITAL RESOURCES

      Working capital at July 31, 2003 was $630,316 compared to $1,735,629 at year ended July 31, 2002. The increase in the working capital is attributable to the addition of the Notes Receivable from the Asset Rescission Agreement, in addition to the Miscellaneous Other Receivable, which is a refund from the state for taxes from prior years.

      Accounts receivable have deceased from $221,015 at year-end July 31, 2002 to $88,778 at July 31, 2003. This decrease of $132,237 is the result of the loss of the computer maintenance division.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000 on September 17, 2001. The interest is at a variable rate based on the Wall Street Journal prime rate ("the index"). The maturity date of the line of credit has been extended until December 17, 2003.

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

                          CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgement in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgements, assumptions and estimates, affect the Company's consolidated financial statements.

                               Income Recognition

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

                 Receivables and Allowance for Doubtful Accounts

      The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

                              Inventory Valuations

      Inventories are valued at the lower cost or market. Determined by a first-in, first-out ("FIFO") method. Management reviews inventory for salability.

                                    Warranty

      The Company provides a twelve-year warranty on its products; the warranty covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs necessitated by misuse of such products are not covered by our warranty.

      In cases of defective products, the customer typically returns them to the Company's facility in Somerville, New Jersey. The Company's service personnel will replace or repair the defective items and ship them back to the customer. All servicing is completed at the Company's main facility and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts.

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

Item 7. FINANCIAL STATEMENTS

      The financial statements of Conolog Corporation, together with notes and the Independent Auditors Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the year ended July 31, 2003, there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

Item 8A. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer, Chief Financial Officer and its Chief Operating Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT
                        Directors and Executive Officers

      The following table sets forth certain information regarding the officers and directors of the Company as of July 31, 2003.

NAME                      AGE       POSITION
Robert S. Benou           68        Chairman, Chief Executive Officer, Chief
                                    Financial Officer and Director
Marc R. Benou             35        President, Chief Operating Officer,
                                    Secretary and Director
Arpad J. Havasy           65        Director
Louis S. Massad           65        Director
Edward J. Rielly          35        Director
Graham B. Edwards         57        Director
Thomas Fogg               67        Officer, Vice President-Engineering

      Robert S. Benou has been the Company's Chairman and Chief Executive Officer since May 1, 2001. He is also the Company's Chief Financial Officer. From 1968 until May 1, 2001, he served as the Company's President. Mr. Benou is responsible for new product development and supervision of sales and marketing. Since June 2001, Mr. Benou has served as a director of Diversified Security Solutions, Inc., a publicly held company that is a single-source/turn-key provider of technology-based security solutions for medium and large companies and government agencies. Mr. Benou is also a member of Diversified Security Solutions' audit committee. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou.

      Marc R. Benou has been the Company's President and Chief Operating Officer since May 1, 2001. Mr. Benou joined the Company in 1991 and is responsible for material purchasing and inventory control. From March 1995 until May 1, 2001, he served as Vice President. Mr. Benou has been on the company's Board and has served as the Company's assistant secretary since March 1995. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Business Administration and Management. Marc R. Benou is the son of Robert S. Benou, the Company's Chairman and Chief Executive Officer.

      Arpad J. Havasy served as the Company's Executive Vice President from 1968 until June 2003. Mr. Havasy has been a director since 1968. Mr. Havasy is a graduate of Electromos E's Gepeszeti Technikum (Hungary) and the University of Budapest. In addition, Mr. Havasy has attended courses at both Rutgers University and the American Management Association.

      Louis S. Massad has been a Director of the Company since April 1995. Mr. Massad was Chief Financial Officer and a Director of Diversified Security Solutions, Inc. from 2000 until August 2003. From 1997 to 2000, Mr. Massad was a consultant to Diversified Security Solutions, Inc. From 1986 to 1997, Mr. Massad was a Vice President, Chief Financial Officer and Director of Computer Power Inc. Mr. Massad holds a BS and MS degree from Cairo University (Egypt) and an MBA from Long Island University, New York.

      Edward J. Rielly has been a Director of the Company since January 1998. Mr. Rielly is a Senior Application Developer with Household International, a financial corporation. From March 2000 to November 2001, Mr. Rielly was a Senior Consultant with Esavio Corporation. From February 1998 to February 2000, Mr. Rielly was an Application Developer with Chubb Corporation. From 1993 to 1998, Mr. Rielly was an Application Developer with the United States Golf Association. Mr. Rielly is a graduate of Lehigh University and holds a BS in Computer Science.

      Graham Bruce Edwards has been a Director of the Company since June 2003. Mr. Edwards has been the Director of Environmental Services for the Middlesex County Improvement Authority, since August 1, 2002. From 1996 to 2002, Mr. Edwards was the Northeast Regional Account/Training Manager with Healthcare Services Group, Inc. Mr. Edwards is a graduate of Valley Forge Military Academy where he earned an AA degree with an Accounting Major. Mr. Edwards served in the military and for eighteen months was on active duty with the 101st Airborne Division in Vietnam. Mr. Edwards holds a BS degree in Business Administration, Management and Economics.

      Thomas R. Fogg joined the Company in 1976 as Chief Engineer responsible for analog and guidance projects. Since 1986, Mr. Fogg has served as Vice President-Engineering; he led the design team in the development of the Company's commercial products. Mr. Fogg holds a BSEE degree from Lafayette College and a MSEE degree from Rutgers University. Mr. Fogg is a fellow of the Institute of Electrical and Electronic Engineers and has published articles on delay equalization and the use of crystal resonators.

      Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at anytime by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth the total compensation paid to, accrued and forgiven by each executive officer in 2003.

                           SUMMARY COMPENSATION TABLE

                                             Annual                             Long Term
                                          Compensation                         Compensation

                                                                                            Closing
                                                                                            Price of
                                                                                             Common
                                                                                          Stock on the
                                                                                           Date of the     Securities
                                    Fiscal                              Restricted         Restricted      Underlying
Name and Principal                  Year-                                  Stock              Stock          Options
Position                             End            Salary                 Awards             Award*         /SARS (#)
Robert Benou,                        2003          $310,000 **                  0             $ 0.00                0
Chairman, Chief                      2002          $290,000                90,000             $ 7.00                0
Executive Officer,                   2001          $270,000                80,000             $15.63           40,000
Chief Financial Officer
and Director

Marc Benou, President,               2003          $ 98,000 **                  0             $ 0.00                0
Chief Operating                      2002          $ 92,000                70,200             $ 7.00                0
Officer, Secretary and               2001          $ 72,000                20,000             $15.63           45,000
Director

      *Note: Total reflects the 1:10 reverse split of the Company's Common Stock, which was effected on January 10, 2003.

      **As of July 31, 2003, Mr. Robert Benou has forgiven the deferred receipt of $216,916 of his salary and Mr. Marc Benou has forgiven the deferred receipt of $22,836 of his salary.

      The options granted during the fiscal year ended July 31, 2001 were granted under the 2000/2001 Stock Option Plan, were exercisable at $1.60 per share and have all been exercised.

                              EMPLOYMENT AGREEMENTS

      The Company has entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Robert Benou, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou's annual base salary is $310,000 and increases by $20,000 annually. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company's annual "income before income tax provision" as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

      The Company entered into a 5-year employment agreement commencing June 1, 1997 and ending May 31, 2002, with Marc Benou, which, pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou's base salary is $98,000 and he receives annual increases of $6,000. Mr. Benou is entitled to an annual bonus equal to 3% of the Company's annual "income before income tax provision" as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of October 15, 2003, 1,299,913 shares of our Common Stock were issued and outstanding. The following table sets forth the beneficial ownership of outstanding shares of Common Stock of the Company as of October 15, 2003 by any person who, to the knowledge of the Company, owns beneficially more than 5% of the outstanding Common Stock, by all directors of the Company, and by the directors and officers of the Company as a group.

--------------------------------------------------------------------------------
           Name and Address          Amount and Nature of
          of Beneficial Owner        Beneficial Ownership        % of Ownership
--------------------------------------------------------------------------------
Robert S. Benou (1)                          19,000                   1.46%
--------------------------------------------------------------------------------
Arpad J. Havasy (1)                           2,250                    .17%
--------------------------------------------------------------------------------
Marc R. Benou (1)                            18,355                   1.41%
--------------------------------------------------------------------------------
Louis Massad (1)                              2,038                    .16%
--------------------------------------------------------------------------------
Thomas Fogg (1)                               3,600                    .28%
--------------------------------------------------------------------------------
Edward J. Rielly (1)                          1,500                    .12%
--------------------------------------------------------------------------------
Graham B. Edwards (1)                             0                    .00%
--------------------------------------------------------------------------------
All Executive Officers and
Directors as a Group (7                      46,743                   3.60%
Persons)
--------------------------------------------------------------------------------

(The above share amounts reflect the 1:10 reverse split of the Company's Common Stock that was effected on January 10, 2003)

(1) The address for these individuals is: c/o Conolog Corporation, 5 Columbia Road, Somerville, New Jersey 08876.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Robert Benou, our Chairman, Chief Executive Officer and Chief Financial Officer has made a series of non-recourse loans to the Company totaling $180,427. The Company repaid $56,499 of the total balance during the fiscal year ended July 31, 2003. Of the remaining amount $91,000 has forgiven, leaving a balance of $32,928 for the fiscal year ended July 31, 2003. Each loan bears an interest rate of 4.00% and must be paid by the Company one year from the date the loan is made.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      See index of exhibits annexed hereto.

(b)   Reports on form 8K

      None.

                                Index of Exhibits

Exhibit No.       Description of Exhibits

3.1 Certificate of Incorporation - incorporated by reference to the Registrant's Exhibit 3.01 to Registration Statement on Form S-1 (File No. 2-31302).

3.1.1 Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Exhibit 3.02 to the Registrant's Registration Statement on Form S-1 (File No. 2-31302).

3.1.2 Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K for July 1971.

3.1.3 Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant's name from "Data Sciences Incorporated" to "DSI Systems, Inc." - incorporated by reference to Exhibit 3.03(a)to the Registrant's Registration Statement on Form S-1 (File No. 2-31302).

3.1.4 Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc.
                  - incorporated by reference to Exhibit 3.04 to the Registrant's Registration Statement on Form S-1 (File No. 2-31302).

3.1.5 Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series B Preferred Stock (par value $.50) of DSI Systems, Inc.
                  - incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K for November 1972.

3.1.6 Certificate of Ownership and Merger respecting merger of Conolog Corporation into the Registrant and the changing of the Registrant's name from "DSI Systems, Inc." to "Conolog Corporation" - incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K for June 1975.

3.2 Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1               Specimen Certificate for shares of Common Stock (1)

10.1 Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (2)

10.2 Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (2)

10.3              Conolog Corporation 2002 Stock Option Plan (3)

14.1              Code of Ethics*

21.1              List of Subsidiaries*

31.1              Rule 13a-14a/15d-14a Certification of Robert Benou*

31.2              Rule 13a-14a/15d-14a Certification of Marc Benou*

32.1              Section 1350 Certification of Robert Benou*

32.2              Section 1350 Certification of Marc Benou*

----------
*     Filed herewith

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-92424).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 0-8174) as filed on September 12, 1997.

(3)   Incorporated by reference to the Registrant's Proxy Statement pursuant to
      Section 14(a) of the Securities Exchange Act of 1934 filed on June 25,
      2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Conolog Corporation


                                             By: /s/ Robert S. Benou
                                                 -------------------
November 13, 2003                            Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


November 13, 2003                   /s/ Robert S. Benou
                                    -------------------
                                    Chairman, Chief Executive Officer and
                                    Chief Financial Officer

November 13, 2003                   /s/ Marc R. Benou
                                    -----------------
                                    President, Chief Operating Officer,
                                    Secretary and Director

November 13, 2003                   /s/ Arpad J. Havasy
                                    -------------------
                                    Director

November 13, 2003                   /s/ Louis S. Massad
                                    -------------------
                                    Director

November 13, 2003                   /s/ Edward J. Rielly
                                    --------------------
                                    Director

November 13, 2003                   /s/ Graham B. Edwards
                                    ---------------------
                                    Director

                      Conolog Corporation and Subsidiaries

                        Consolidated Financial Statements

                                  July 31, 2003

                          Annual Report on Form 10-KSB
                         Item 8, Item 14 (a)(1) and (2)
                        Consolidated Financial Statements
                            Year Ended July 31, 2003

                      Conolog Corporation and Subsidiaries
                             Somerville, New Jersey

                      Form 10-KSB - Item 14 (a) (1) and (2)
                 Index to the Consolidated Financial Statements
                      Conolog Corporation and Subsidiaries
                                  July 31, 2003

                                                                      Page

The following consolidated financial statements of the registrant are included in Item 14:

     Independent Auditors' Report...................................  F-1

     Consolidated Balance Sheet - July 31, 2003 ....................  F-2 - F-3

     Consolidated Statements of Operations - Years Ended
         July 31, 2003 and 2002.....................................  F-4

     Consolidated Statements of Stockholders' Equity - Years
         Ended July 31, 2003 and 2002...............................  F-5

     Consolidated Statements of Cash Flows - Years Ended
         July 31, 2003 and 2002.....................................  F-6 - F-7

     Notes to the Consolidated Financial Statements.................  F-8 - F-22

                          Independent Auditors' Report

To the Board of Directors of
Conolog Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Conolog Corporation and Subsidiaries as of July 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and Subsidiary as of July 31, 2003, and the results of its operations and its cash flows for the years ended July 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 3, 2003

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2003

                                     ASSETS
Current Assets

   Cash                                                                  $   189,816
   Accounts receivable - net allowance for doubtful accounts of $2,000        88,778
   Other receivables                                                         396,975
   Note receivable                                                           102,471
   Inventory                                                                 350,000
   Other current assets                                                       24,368
                                                                         -----------

         Total Current Assets                                              1,152,408
                                                                         -----------

Property, Plant and Equipment
      Machinery and equipment                                              1,328,898
      Furniture and fixtures                                                 450,619
      Computer software                                                      147,203
      Leasehold improvements                                                  30,265
                                                                         -----------
                                                                           1,956,985
      Less accumulated depreciation and amortization                      (1,797,711)
                                                                         -----------
                                                                             159,274

Inventory                                                                  1,599,128

Note receivable                                                              142,340

Other assets                                                                   2,235
                                                                         -----------

         Total Assets                                                    $ 3,055,385
                                                                         ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                                     $    112,646
      Accrued expenses                                                                           25,556
      Accrued legal fees                                                                        116,355
      Accrued payroll                                                                            17,535
      Line of credit                                                                            250,000
                                                                                           ------------

           Total Current Liabilities                                                            522,092
                                                                                           ------------

Non Current Liabilities
      Loan from Officer                                                                          32,928
                                                                                           ------------

           Total Liabilities                                                                    555,020

Stockholders' Equity:

   Preferred Stock, par value $.50; Series A; 4% cumulative; 162,000 shares authorized;
      155,000 shares issued and outstanding                                                      77,500

   Preferred Stock, par value $.50; Series B; $.90 cumulative; 50,000
      shares authorized; 1,197 shares issued and outstanding                                        597

   Common Stock, par value $0.01; 20,000,000 shares authorized; issued 1,299,913 shares,
      including 220 shares held  in Treasury                                                     12,999

   Contributed Capital                                                                       21,729,632

   Retained (Deficit)                                                                       (18,897,959)

   Treasury Shares at Cost                                                                     (131,734)

   Deferred Compensation                                                                       (222,212)

   Prepaid Consultant                                                                           (68,458)
                                                                                           ------------

           Total Stockholders' Equity                                                         2,500,365
                                                                                           ------------

           Total Liabilities and Stockholders' Equity                                      $  3,055,385
                                                                                           ============

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                                                             Year Ended July 31,
                                                                                       -------------------------------
                                                                                                              2002
                                                                                          2003             As Restated
                                                                                       -----------         -----------
Service revenue                                                                        $   783,195         $   873,326
Product revenue                                                                            604,264             814,687
                                                                                       -----------         -----------
      Total Revenue                                                                      1,387,459           1,688,013
                                                                                       -----------         -----------
Costs of service revenue
                                                                                           527,562             611,612
Costs of product revenue                                                                   352,225           1,349,376
                                                                                       -----------         -----------
         Total Cost of Revenue                                                             879,787           1,960,988
                                                                                       -----------         -----------

Gross Profit                                                                               507,672            (272,975)
                                                                                       -----------         -----------

Selling, general and administrative                                                      1,584,988           1,813,587
Stock based compensation                                                                   443,135             432,359
Research and development                                                                        --             774,757
Impairment of goodwill                                                                     322,338                  --
                                                                                       -----------         -----------
         Loss From Operations                                                           (1,842,789)         (3,293,678)
                                                                                       -----------         -----------

Other Income (Expense)
      Interest income                                                                       13,711               1,652
      Interest expense                                                                     (17,432)            (11,684)
      Other Expense                                                                        (18,148)                 --
      Other Income                                                                         164,016
                                                                                       -----------         -----------
         Total Other Income (Expense)                                                      142,147             (10,032)
                                                                                       -----------         -----------

Loss From Continuing Operations
Before Income Taxes                                                                     (1,700,642)         (3,303,710)
(Benefit from) Income Taxes                                                               (323,959)           (200,300)
                                                                                       -----------         -----------

Loss From Continuing Operations                                                        $(1,376,683)        $(3,103,410)
                                                                                       ===========         ===========

Discontinued Operations:
   Income (Loss) From Discontinued Operations (Net of income tax benefit of $0)            (28,876)             18,516

   Gain From Disposal of  Discontinued Operations (Net of income tax expense
      of $0)                                                                                24,446                  --
                                                                                       -----------         -----------

Net Loss                                                                               $(1,381,113)        $(3,084,894)
                                                                                       ===========         ===========

Loss Per Common Share  - Continuing Operations                                         $     (1.51)        $     (8.18)
                                                                                       ===========         ===========
Income Per Common Share - Discontinuing Operations                                     $         0         $     (0.05)
                                                                                       ===========         ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity

                                           Series A          Series B                                              Retained
                                          Preferred         Preferred                          Contributed         Earnings
                                            Stock             Stock         Common Stock          Capital          (Deficit)
                                       ---------------   ---------------   ---------------    ---------------   ---------------
Balance at July 31, 2001               $        77,500   $           597   $        28,716    $    19,234,345   $   (14,423,592)
Debt to equity conversion                           --                --             7,400            425,100                --
Common shares issued to employees                   --                --             7,625            396,609                --
Common shares issued to consultants                 --                --             3,310            247,817                --
Common shares issued for commissions                --                --               190             11,820                --
Shares issued for services to be
provided                                            --                --             1,064             69,132                --
Common shares issued for legal
services                                            --                --             1,500            105,000                --
Amortization of consultant
services                                            --                --                --                 --                --
Net loss for the year                               --                --                --                 --        (3,084,894)
Dividends                                           --                --                --              4,180            (4,180)
                                       ---------------   ---------------   ---------------    ---------------   ---------------
Balance at July 31, 2002               $        77,500   $           597   $        49,805    $    20,494,003   $   (17,512,666)
                                       ---------------   ---------------   ---------------    ---------------   ---------------
Forgiveness of salary by officer                    --                --                --             95,000                --
Common shares issued to employees                   --                --            15,253            650,094                --
Common shares issued to consultants                 --                --               925             27,223                --
Common shares issued for commissions                --                --                 6                270                --
Shares issued for services to be
provided                                            --                --             3,100            248,900                --
Forgiveness of salary by
   employees                                        --                --                --            247,622                --
Effect of 1-for-10 reverse stock
   split                                            --                --           (56,090)            56,090                --
Write-off of subscription
   receivable                                       --                --                --            (93,760)               --
Amortization of consultant
services                                            --                --                --                 --                --
Net loss for the year                               --                --                --                 --        (1,381,113)
Dividends                                           --                --                --              4,180            (4,180)
                                       ---------------   ---------------   ---------------    ---------------   ---------------
Balance at July 31, 2003               $        77,500   $           597   $        12,999    $    21,729,632   $   (18,897,959)
                                       ===============   ===============   ===============    ===============   ===============

                                                                               Consultant          Total
                                           Treasury        Subscription         Deferred       Services to be     Stockholders'
                                             Stock          Receivable        Compensation        Provided            Equity
                                       ---------------   ---------------     --------------    --------------    ---------------
Balance at July 31, 2001               $      (131,734)  $       (93,750)    $           --    $     (212,240)   $     4,479,842
Debt to equity conversion                           --                --                 --                --            432,500
Common shares issued to employees                   --                --                 --                --            404,234
Common shares issued to consultants                 --                --                 --                --            251,127
Common shares issued for commissions                --                --                 --                --             12,010
Shares issued for services to be
provided                                            --                --                 --           (70,196)                --
Common shares issued for legal
services                                            --                --                 --                --            106,500
Amortization of consultant
services                                            --                --                 --           212,240            212,240
Net loss for the year                               --                --                 --                --         (3,084,894)
Dividends                                           --                --                 --                --                 --
                                       ---------------   ---------------     --------------    --------------    ---------------
Balance at July 31, 2002               $      (131,734)  $       (93,750)    $           --    $      (70,196)   $     2,813,559
                                       ---------------   ---------------     --------------    --------------    ---------------
Forgiveness of salary by officer                    --                --                 --                --             95,000
Common shares issued to employees                   --                --           (222,212)               --            443,135
Common shares issued to consultants                 --                --                 --                --             28,148
Common shares issued for commissions                --                --                 --                --                276
Shares issued for services to be
provided                                            --                --                 --          (252,000)                --
Forgiveness of salary by
   employees                                        --                --                 --                --            247,622
Effect of 1-for-10 reverse stock
   split                                            --                --                 --                --                 --
Write-off of subscription
   receivable                                       --            93,750                 --                --                 --
Amortization of consultant
services                                            --                --                 --           253,738            253,738
Net loss for the year                               --                --                 --                --         (1,381,113)
Dividends                                           --                --                 --                --                 --
                                       ---------------   ---------------     --------------    --------------    ---------------
Balance at July 31, 2003               $      (131,734)  $            --     $     (222,212)   $      (68,458)   $     2,500,365
                                       ===============   ===============     ==============    ==============    ===============

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                 Year Ended July 31,
                                                                           -------------------------------
                                                                                                   2002
                                                                              2003             As Restated
                                                                           -----------         -----------
Cash Flows From Operating Activities
    Continuing Operations Net Loss                                         $(1,376,683)        $(3,103,410)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operating
       Activities
    Impairment of goodwill                                                     322,338                  --
    Common stock for commissions                                                    --              12,009
    Common stock base compensation                                             443,135             402,335
    Amortization of prepaid consulting expense                                 253,738             191,419
    Depreciation and amortization                                               65,702              54,510
    Bad debt expense                                                                --              20,075
    Deferred income taxes                                                     (123,662)            (38,837)
(Increase) Decrease in Operating Assets
    Accounts receivable                                                        132,233             283,948
    Inventories                                                               (255,135)          1,064,173
    Other current assets                                                       (75,449)             35,973
    Other assets                                                                 1,065               4,216
Increase (Decrease) in Operating Liabilities
    Accounts payable                                                           (65,237)             57,105
    Settlement payable                                                              --            (325,000)
    Accrued expenses and other liabilities                                    (115,890)            (43,097)
    Deferred revenue                                                           (14,891)            (14,609)
    Deferred gain on sale of assets                                                 --             (10,083)
                                                                           -----------         -----------
      Net Cash Used in Continuing Operations                                  (808,732)         (1,053,925)
                                                                           -----------         -----------

Discontinued Operations
    Net (loss) increase                                                        (28,876)             18,516
    Decrease in net assets of discontinued operations                          253,358              10,663
                                                                           -----------         -----------
      Cash Provided by Discontinued Operations                                 224,482              29,179
                                                                           -----------         -----------
      Net Cash Used in Operating Activities                                   (584,250)         (1,024,746)
                                                                           -----------         -----------

Cash Flows From Investing Activities
   Purchase of equipment and leasehold improvements                             (8,900)            (58,083)
                                                                           -----------         -----------
      Net Cash Used in Investing Activities                                     (8,900)            (58,083)
                                                                           -----------         -----------

Cash Flows From Financing Activities
   Proceeds from line of credit                                                                    250,000
   Proceeds from employee note receivables                                          --              50,339
   Proceeds from issuance of convertible debentures                                 --             432,500
   Proceeds from other loan                                                    123,028                  --
   Proceeds from note receivable                                                42,539                  --
   Proceeds from sale of ICM                                                   300,000                  --
                                                                           -----------         -----------
      Net Cash Provided by Financing Activities                                466,467             732,839
                                                                           -----------         -----------
 Net Decrease in Cash and Equivalents                                         (126,683)           (349,990)
Cash and Equivalents at Beginning of Period                                    316,499             666,489
                                                                           -----------         -----------
Cash and Equivalents at End of Period                                      $   189,816         $   316,499
                                                                           ===========         ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued)

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

                                                                 Year Ended July 31,
                                                              ------------------------
                                                                2003            2002
                                                              --------        --------
   Taxes                                                      $     --        $    890
   Interest                                                     17,432          11,684

Noncash investing and financing activities:
   Conversion of debentures                                         --         432,500
   Common stock issued for prepaid consulting services         252,000          70,196
   Forgiveness of loan from officer                             91,000              --
   Notes payable issued for sale of ICM                        287,350              --
   Write off of subscription receivable                         93,750              --

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  July 31, 2003

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

            During the year ended July 31, 2000, the Company formed a wholly owned Subsidiary, Lonogoc Corporation. In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation ("ICM") and was operating under the trade name, "ICM". "ICM" provides installation, maintenance, and troubleshooting of computer systems and networks. In October 2002, the Company rescinded the asset purchase agreement with Independent Computer Maintenance Corporation ("ICM") and discontinued its operations.

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

      Property, Plant and Equipment

            Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Depreciation and amortization was $65,702 and $69,512 for the years ended July 31, 2003 and 2002, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Research and Development

            Research and Development costs are expensed as incurred.

      Revenue Recognition

            Revenue for product sales are recognized at the time of shipment; products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete as long as the collection of the resulting receivable is probable.

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

      Advertising Costs

            Advertising costs are charged to operations when incurred. Advertising expense was $9,941 and $28,563 for the years ended July 31, 2003 and 2002, respectively.

      Shipping and Handling Costs

            Shipping and handling costs are expensed as incurred and amounted to $16,770 and $19,528 for the years ended July 31, 2003 and 2002, respectively.

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

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Loss Per Share of Common Stock

            Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earning per share available to common shareholders. The number of shares used in the computations were 917,349 and 379,183 for 2003 and 2002 respectively. The effect of assuming the exchange of the warrants, Series A Preferred Stock and Series B Preferred Stock in 2003 and 2002 would be anti-dilutive. All share and per share amounts reflect the 1:10 reverse split, which took place on January 10, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations or financial position.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

      In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

NEW ACCOUNTING PRONOUNCEMENTS, Continued

      be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on the Company's results of operations of financial position.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements are effective for the Company during the third quarter ending March 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
      51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

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

INVENTORY

      At July 31, 2003 inventory consisted of the following:

            Finished goods                                $  806,199
            Work in process                                   21,477
            Raw materials                                  1,121,452
                                                          ----------
                                                          $1,949,128
                                                          ==========

      Inventory of $1,599,128 was classified as non-current as only the amount the Company expects to realize in the next operating cycle has been classified as current.

OTHER RECEIVABLES

      Other receivables represents a $73,016 refund from the State of New Jersey for unemployment and disability taxes assessed in prior years based on a redetermination by the State of the Company's unemployment and disability ratings and $323,959 resulting from the sale of the Company's New Jersey net operating loss.

IMPAIRMENT OF GOODWILL

      Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. During the year ended July 31, 2003, the Company determined that the carrying amount of the goodwill exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $322,338 was recognized during the year ended July 31, 2003.

      The Company has adopted the provisions of FASB Statement 142 during the year ended July 31, 2003. Financial condition and results of operations in accordance with statement 142 are reflected in the accompanying 2003 financial statements. The following pro forma information shows what income and earnings per share would have been had FASB Statement 142 been in effect for fiscal 2002:

                                                         July 31,
                                                      -------------
                                                           2002
                                                      -------------
            Net Loss as reported                      $  (3,084,894)
            Add back amortization for goodwill               20,102
                                                      -------------
            Adjusted Net Loss                         $  (3,064,792)
                                                      =============

            Basic loss per share as reported          $       (8.13)
            Add back amortization for goodwill                   --
                                                      -------------
                                                      $       (8.13)
                                                      =============

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

OPERATING LEASE COMMITMENTS

      The Company leases their facilities and various equipment under operating leases. Total rental expense for all operating leases of the Company amounted to approximately $36,256 and $64,607 during the years ended July 31, 2003 and 2002, respectively. The Company is currently on a month to month lease.

INCOME TAXES

      The income tax (benefit) is comprised of the following:

                                                  July 31,
                                        ---------------------------
                                           2003              2002
                                        ---------         ---------
            Current Income Taxes
                     Federal            $      --         $      --
                     State               (323,959)         (200,300)
                                        ---------         ---------
                                        $(323,959)        $(200,300)
                                        =========         =========

      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D" Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2003, the Company entered into an agreement under which it sold a portion of its NOL carryover. The total estimated proceeds of this transaction was recorded as a benefit in the accompanying financial statements.

      A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

                                                          July 31,
                                                   ----------------------
                                                    2003            2002
                                                   ------          ------
            Federal statutory tax rate              (34.0)%         (34.0)%
            Valuation Allowance on Net
            Operating Loss Carryover                 15.0            28.5
            Permanent and other differences            --              --
                                                   ------          ------
                                                    (19.0)%          (5.5)%
                                                   ======          ======

      Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

INCOME TAXES, Continued

      The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

      At July 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $15,040,598 and $207,973, respectively, which is available to offset future Federal and State taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

                                                Federal              State
                                           ----------------    ---------------
                  2007                     $             --    $        21,912
                  2008                                   --             57,322
                  2010                                   --            128,739
                  2013                              253,276                 --
                  2014                            1,232,010                 --
                  2015                              957,538                 --
                  2017                              550,752                 --
                  2018                            1,656,388                 --
                  2019                              859,696                 --
                  2020                            2,141,730                 --
                  2021                            2,738,451                 --
                  2022                             3084,894                 --
                  2023                            1,474,863
                                           ----------------    ---------------
                                           $     14,949,598    $       207,973
                                           ================    ===============

      The Company's deferred tax asset is comprised of the following temporary differences:

                                                                       Federal             State
                                                                     -----------         --------
            Net operating losses and tax credit carryforwards        $ 5,100,000         $ 18,718
            Less: valuation allowance                                 (5,100,000)         (18,718)
                                                                     -----------         --------
                     Net Deferred Tax Assets                         $        --         $     --
                                                                     ===========         ========

      The net change in the valuation allowance for the year ended July 31, 2003 was approximately $400,000.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

      Loan From Officer

            Loan from officer represents advances made by an officer of the company. The advances are due one year after the date of receipt and bear interest at a rate of 4% per annum. Total advances made by the officer during the year were $180,427. Repayments to the officer were $56,499. During the year, the officer forgave $91,000 of the loan. The balance due to the officer at July 31, 2003 was $32,928.

            During 2003, the Company adopted the provisions of SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" wherein the FASB determined that gains and losses from debt extinguishments were to be recorded as extraordinary items. Accordingly, other income for the year ended July 31, 2003 includes $91,000 of gain related to the forgiveness of loans from an officer.

      Line Of Credit

            The Company has a $250,000 twelve month revolving line of credit with a bank expiring December 17, 2003. The line of credit bears interest at the prime rate. As of July 31, 2003, the Company had borrowed $250,000 on the line of credit.

      Profit Sharing Plan

            The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2003 and 2002.

            The Plan also provides an employee savings provision (401(k) plan) whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust.

      Capital Stock

            On January 10, 2003, the Board of Directors authorized a 1 for 10 reverse stock split of the Company's $.01 par value common stock.

            The Series A Preferred Stock provides 4% cumulative dividends, which were $105,283 ($0.68 per share) in arrears at July 31, 2003. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $48,000 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

            The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $34,536 ($28.85 per share) in arrears at July 31, 2003. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock.

            The Company has reserved 155,059 shares of Common Stock for Series A and B Preferred Stock.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

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

            The Optionee has the right to convert the principal amount of the debenture, or any portion thereof, which is at least $25,000, into that number of shares of common stock of the Company, obtained by dividing the principal amount of the debenture by the conversion price of $27.20 per share (reflects the 1:4 and 1:10 reverse split that became effective on April 19, 2002 and January 10, 2003, respectively). The Option Agreement provides that the voting power of any conversion shares owned by the Optionee will be voted in the same manner as shares voted by all other shareholders of the Company. Through the year ending July 31, 2001, the Optionee purchased $100,000 of convertible debentures and converted $75,000 of them into common stock.

            On July 12, 2002, the Company and the Optionee entered into an agreement, whereby, the remaining dollar amount of convertible debentures was reduced to $1,200,000. In addition, the agreement called for the conversion of the then $25,000 outstanding debenture at a reduced conversion price of $4.166 per share (reflects the 1:10 reverse split that became effective on January 10, 2003). Pursuant to this Agreement, the Optionee converted the $25,000 convertible debenture into 60,000 shares (the "Shares") of the Company's common stock. The Company and Clog II also agreed that, if the net proceeds received by the Optionee from the Shares during the ninety day period following July 12, 2002 was less than approximately $28,000, the Company would issue the Optionee, the number of additional shares of the Company's common stock equal to the amount of the shortfall divided by the last sale price of the Shares sold by the Optionee (subject to a maximum amount limitation). Based on the foregoing, the Company issued 82,490 shares of its common stock to the Optionee.

            The Company and CLOG II LLC (the "Optionee") entered into an Option Agreement, dated November 29, 2000, (the "Option Agreement"). Pursuant to the Option Agreement, the Company has granted an option to the Optionee to purchase convertible debentures of the Company having an aggregate principal amount of up to $2,040,000. Per the Option Agreement, the option terminated on November 29, 2002.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

      Major Customers

            The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

                             Sales to Major       Number of       Percentage of
          Year Ended            Customers         Customers           Total
         ------------       ----------------     -----------     ---------------
             2003               $665,668              3               44.5%
             2002               $597,954              2               26.6%

      Legal Matters

            A former employee and consultant has litigation pending against Conolog Corporation. Conolog denies any obligation. Management has vigorously defended this litigation. The matter has been dismissed without prejudice to allow the parties to participate in mediation. Mediation was unsuccessful. The case is currently inactive.

STOCK OPTION PLAN

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

            As of July 31, 2003, there had been no shares granted under the 2002 Plan.

COMMON STOCK ISSUED FOR SERVICES

      Consulting Agreements

            In March of 2002, the Company entered into a one year consulting agreement with Leeward Consulting Group, LLC., David Michael, LLC., Hannah Wolfson, LLC., and McFadden Group, LLC. In consideration of the consulting services to be provided, the Company, at the signing of the agreement, granted Leeward Consulting Group, LLC., David Michael, LLC., Hannah Wolfson, LLC., and McFadden Group, LLC, 45,000 shares each of the Company's common stock. As per the consulting agreements after 90 days 22,500 shares will be issued and after 180 days another 22,500 shares of the Company's common stock will be issued to Leeward Consulting Group, LLC., David Michael, LLC., Hannah Wolfson, LLC., and McFadden Group, LLC. As of July 31, 2003 the remaining 22,500 shares have not been issued.

            On January 22, 2003, Conolog Corporation and Mr. Andrew Cohen entered into a consulting agreement for the purpose of Investor and Public Relations Services beginning January 24, 2003 and ending April 30, 2003. Mr. Andrew Cohen received a total of 25,000 (TWENTY-FIVE THOUSAND) shares of Conolog Corporation common stock, which are not registered under the Securities Act of 1933, as amended. This contract expired on April 30, 2003.

            On January 22, 2003, Conolog Corporation and Mr. Henry Hackle entered into a consulting agreement for the purpose of Investor and Public Relations Services beginning January 24, 2003 and ending April 30, 2003. Mr. Henry Hackle received a total of 25,000 (TWENTY-FIVE THOUSAND) shares of Conolog Corporation common stock, which are not registered under the Securities Act of 1933, as amended. This contract expired on April 30, 2003.

            On January 22, 2003, Conolog Corporation and Mr. Jeffrey Firestone entered into a consulting agreement for the purpose of Marketing and Public Relations Services beginning February 1, 2003 and ending April 30, 2003. Mr. Jeffrey Firestone received a total of 80,000 (EIGHTY THOUSAND) shares of Conolog Corporation common stock, which are not registered under the Securities Act of 1933, as amended. This contract expired on April 30, 2003.

            On January 23, 2003, Conolog Corporation and Mr. Geoffrey Eiten, President of National Financial Communications Corp. entered into a consulting agreement for the purpose of Public and Investor Relations Services by National Financial to the Company beginning January 24, 2003 and ending January 31, 2004. National Financial Communications Corp. received a total of 30,000 (THIRTY THOUSAND) shares of Conolog Corporation common stock, which are not registered under the Securities Act of 1933, as amended. This contract is due to expire on January 31, 2004.

            Consulting expense is recorded at the fair market value at the date of grant and is amortized over the life of the contracts. Consulting expense for the years ended July 31, 2003 and 2002 amounted to $342,250 and $373,786, respectively.

      Employees

            During the years ended July 31, 2003 and 2002 the Company issued 616,300 and 75,900 shares of the Company's common stock, respectively, as additional remuneration to certain employees for past and future services. Stock Compensation expense was recorded at the fair value of the stock at the time of issuance and amounted to $665,347 and $404,234, respectively. At July 31, 2003, $222,212 was recorded as deferred compensation for future services to be provided.

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

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

REPORTABLE SEGMENTS

      The Company's operations are classified into two principal reportable segments that provide products or services.

                                                   Electronic            Engineering &
                                                 Engineering and          Technical
                                                  Manufacturing            Staffing
                                                ------------------     ----------------

                                                       Year Ended July 31, 2003
                                                ----------------------------------------
                  Sales                         $      604,265            $     783,195
                  Net (loss)                    $   (1,247,844)           $    (128,739)
                  Assets                        $    2,841,675            $     213,710

                                                         Year Ended July 31, 2002
                                                  ---------------------------------------
                  Sales                         $      814,687            $     873,326
                  Net (loss) income             $   (3,135,488)           $      32,078
                  Assets                        $    3,323,079                  208,590

DISPOSITION OF SUBSIDIARY

      On October 22, 2002 Conolog entered an agreement to rescind the Asset Purchase Agreement between Conolog and Independent Computer Maintenance Corporation. Under the rescission agreement, Conolog and ICM agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement to the extent they still exist to Natony Corp. the former seller. The return of purchase price paid for the assets was $600,000, $300,000 in cash, at closing, a note receivable for $150,000 which will be paid over 24 months in equal monthly installments of $6,750 including interest of 5% per month beginning December 2002 (balance due at July 31, 2003 is $102,471). The note is secured by a first mortgage on a condominium owned by the purchaser. The other note receivable is for $142,340 ($150,000 less fees of $7,660) unsecured and payable over 10 years beginning December 2004 bearing an interest rate of 5%.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

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

                                                  Year Ended July 31, 2002
                                             -----------------------------------
                                               As Reported        As Restated
                                             ----------------   ----------------

       Retained (Deficit)                    $  (17,880,488)    $  (17,512,666)
       Net Loss                                  (3,452,716)        (3,084,894)
       Total Assets                               3,163,847          3,531,669
       Loss Per Share - Basic                         (9.10)             (8.13)
       Loss Per Share - Assuming Dilution             (9.10)             (8.13)