Form 10QSB
period 2003-10-31
CONOLOG CORP
filed 2003-12-15
CIK 23503

Form 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

Common Stock, par value $.01 per share; 1,299,913 shares outstanding as of December 11, 2003(inclusive of Treasury Stock).

                                      INDEX

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets as of October
             31, 2003 (Unaudited)

             Condensed Consolidated Statement of Operations for the three months ended October 31, 2003 (Unaudited) and October 31, 2002 (Unaudited)

             Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2003 (Unaudited) and October 31, 2002 (Unaudited)

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

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Materially Important Events

Item 6.      Exhibits and Reports

SIGNATURES AND CERTIFICATIONS

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                October 31, 2003
                                   (Unaudited)

Assets

Current Assets

    Cash and equivalents                                                   $  165,616

    Accounts receivable - less allowance for doubtful accounts of $2,000      325,199

    Other Receivables                                                         325,903

    Inventories                                                               350,000

    Other current assets                                                        9,530
                                                                           ----------

           Total Current Assets                                             1,176,248

  Property, Plant and Equipment                                             1,956,985
       Less accumulated depreciation and amortization                       1,805,121
                                                                           ----------
                                                                              151,864

Inventory                                                                   1,589,759

Notes Receivable                                                              142,340
                                                                           ----------
         Total Assets                                                      $3,060,211
                                                                           ==========

See notes to the condensed consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                October 31, 2003
                                   (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities

     Accounts payable                                                $    125,290

     Accrued expenses                                                      28,254

     Accrued legal fees                                                    96,355

     Accrued payroll                                                       11,285

     Line of credit                                                       250,000
                                                                     ------------

          Total Current Liabilities                                       511,184
                                                                     ------------

     Loan from Officer                                                     39,428

Stockholders' Equity
Preferred Stock, par value $.50; Series A; 4% cumulative; 162,000
shares authorized; 155,000 shares issued and outstanding                   77,500

Preferred Stock, par value $.50; Series B; $.90 cumulative; 50,000
shares authorized; 1,197 shares issued and outstanding                        597

Common Stock, par value $0.01; 20,000,000
shares authorized; issued 1,300,133 shares, including 220 shares
held in Treasury                                                           12,999

Contributed Capital                                                    21,729,632

Retained Earnings (Deficit)                                           (19,005,057)

Treasury Shares at Cost                                                  (131,734)

Prepaid consultant services                                               (51,343)

Prepaid compensation                                                     (122,995)
                                                                     ------------

          Total Stockholders' Equity                                    2,509,599
                                                                     ------------

          Total Liabilities and Stockholders' Equity                 $  3,060,211
                                                                     ============

See notes to condensed consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                  For the three months
                                                                   ended October 31,
                                                               --------------------------
                                                                   2003           2002
                                                               -----------      ---------
Service revenue                                                $   186,007      $ 348,666
Product revenue                                                    237,717        127,401
                                                               -----------      ---------
                  Total Revenue                                    423,724        476,067
                                                               -----------      ---------

Costs of service revenue                                           123,880        226,800
Costs of product revenue                                           142,630         59,582
                                                               -----------      ---------
                  Total Cost of Revenue                            266,510        286,382
                                                               -----------      ---------

Gross Profit                                                       157,214        189,685
                                                               -----------      ---------

Selling, general and administrative                                255,629        218,137

Other Income (Expense)
         Interest income                                                 3            314
         Interest expense                                           (8,686)        (2,095)
         Other Expense                                                  --        (18,148)
                                                               -----------      ---------
                  Total Other Income (Expense)                      (8,683)       (19,929)
                                                               -----------      ---------
Loss From Continuing Operations Before Income Taxes               (107,098)       (48,381)

(Benefit From) Income Taxes                                             --       (259,000)

Income (Loss) From Continuing Operations                          (107,098)       210,619
                                                               -----------      ---------
Discontinued Operations:
     Loss From Discontinued Operations (Net of income tax
     benefit of $0 for 2002 and 2001)                                   --        (10,019)

     Gain from Disposal of Discontinued Operations (Net of
     income tax expense of $0)                                          --         24,446

Net Income (Loss)                                              $  (107,098)     $ 225,046
                                                               ===========      =========

Income (Loss) Per Common Share  - Basic                        $      0.08      $    0.45
                                                               ===========      =========
Weighted Average Number of Common Shares Outstanding           $ 1,300,013      $ 499,335
                                                               ===========      =========

See notes to the condensed consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          For the three months
                                                            ended October 31,
                                                         -----------------------
                                                            2003          2002
                                                         ---------      --------
Cash Flows From Operating Activities
         Net Cash Used in Operating Activities             (29,800)       34,117
                                                         ---------      --------
Cash Flows From Investing Activities
         Net Cash Used in Investing Activities                  --        18,148
                                                         ---------      --------
Cash Flows From Financing Activities
         Proceeds from officer loan                         36,600            --

         Repayments of officer loan                        (31,000)           --
                                                         ---------      --------
         Net Cash Provided by Financing Activities           5,600            --
                                                         ---------      --------
Net Increase (Decrease) in Cash and Equivalents            (24,200)       52,265

Cash and Equivalents at Beginning of Period                189,816       316,499
                                                         ---------      --------
Cash and Equivalents at End of Period                    $ 165,616      $368,764
                                                         =========      ========

See notes to the condensed consolidated financial statements.

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2003. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2003. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended October 31, 2003 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2004.

NOTE 2 - SUBSEQUENT EVENTS

NONE

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                                       For the three months
                                                         ended October 31,

                                                      2003               2002

Revenues                                           $ 423,724          $ 476,381
Costs and Expenses                                  (630,822)          (524,762)
                                                   ---------          ---------
Net Loss From Continuing
   Operations Before Income Tax                    $(107,098)         $ (48,381)

(Benefit From) Income Tax                                 --           (259,000)

Loss From Discontinued
   Operations                                      $      --          $ (10,019)

Gain From Disposal of
   Discontinued Operations                         $      --          $  24,446
                                                   =========          =========

Net Income (Loss)                                  $(107,098)         $ 225,046

QUARTER ENDED OCTOBER 31, 2003

      Revenue for the quarter ended October 31, 2003 totaled $423,724 representing a decrease of 11% or $52,343 reported from the same quarter a year ago.

      Product revenue for the quarter ended October 31, 2003 totaled $237,717 representing an increase of $110,316 or 87% from the $127,401 reported for the three months ended October 31, 2002. This increase is due to an increased marketing effort on the part of the Company.

      Service revenue for the quarter ended October 31, 2003 totaled $186,007 representing a decrease of 47% or $162,659 from the $348,666 reported for the three months ended October 31, 2002. We attribute the decrease in service revenue to the loss of business from two customers that moved to a larger worldwide firm.

      Product cost for the three months ended October 31, 2003 totaled $142,630 an increase of 139% or $83,048 from the three months ended October 31, 2002. This increase is the result of an increase in product revenue for the three months ended October 31, 2003 as compared to the three months ended October 31, 2002.

      Service cost for the quarter ended October 31, 2003 totaled $123,880, a decrease of $102,920 or 45% from $226,800 reported for the quarter ended October 31, 2002. This decrease is the result of decreased service revenues due to the loss of business from two customers that moved to a larger worldwide firm.

      Gross Profit for product for the quarter ended October 31, 2003 totaled $95,087 representing 40% of revenues as compared to $67,819 or 53% of revenues for the quarter ended October 31, 2002.

      Gross Profit for service for the quarter ended October 31, 2003 totaled $62,127 representing 33% of revenues as compared to $121,866 or 35% of revenues for the quarter ended October 31, 2002.

      Selling, general and administrative expenses increased from $218,137 in the quarter ended October 31, 2002 to $255,629 in the quarter ended October 31, 2003. This increase is primarily due to the increased marketing effort on the part of the Company for the PDR 2000.

      There was no research and development cost for the first quarter ended October 31, 2003 and October 31, 2002.

      Interest expense for the first quarter ended October 31, 2003 was $8,683 as compared to $19,929 for the first quarter ended October 31, 2002. The decrease is primarily due to a lower prime rate in the three months ended October 31, 2003 as compared to the three months ended October 31, 2002.

      The Company is expected to receive $217,788 from the sale of its Net Operating Loss ("NOL") for fiscal year ending July 31, 2002.

      The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000. The interest is at a variable rate based on the Wall Street Journal prime rate. The maturity date for the line of credit is December 17, 2003.

      As a result of the foregoing, the Company reported for the three months ended October 31, 2003, a net loss of $107,098 or $0.08 per share, compared to a net profit of $225,046 or $0.45 per share for the same period ending October 31, 2002.

LIQUIDITY AND FINANCIAL CONDITION

      In October 2002, the Company ceased operating its computer maintenance business and entered into an Agreement to Rescind the Asset Purchase Agreement pursuant to which it acquired the assets of Independent Computer Maintenance Corporation ("ICM"). Pursuant to the rescission agreement, the Company transferred substantially all of the assets of ICM, to the extent they still exist and were owned by the company, to their prior owner for $600,000. The $600,000 purchase price was paid as follows: (i) $300,000 was paid in cash to the Company (ii) A promissory note to the Company was delivered in the amount of $150,000, bearing interest of 7.5% per annum payable over 2 years in 24 equal monthly payments of $6,749.94 per month, beginning on December 30, 2002, and continuing for 24 months, with the final payment due on November 30, 2004 (the "Note"). The Note is secured by a first mortgage on a condominium. (iii) A promissory note was delivered to Conolog at closing in the amount of $137,350, ($150,000 less $13,400 credit to the seller for prepaid fees plus a $750 moving reimbursement) bearing interest of 5.0% per annum payable over 10 years in 120 equal monthly payments of $1606.89 beginning on December 30, 2004.

      We have assigned the Note, which at the time of this assignment had a principal balance of $90,213.32, to Warren Schreiber, in exchange for a payment of $88,751.

      Inventories decreased by $9,369 from July 31, 2003 since inventory was purchased in fiscal 2003 for shipments to be made in the first quarter of fiscal 2004.

      Accounts Receivable increased from $88,778 at July 31, 2003 to $325,199 at October 31, 2003. The increase of $236,421 is a result of the release of a portion of the backlog from the Bonneville Power Administration and the US Government as well as other key customers.

      Conolog anticipates shipment of the PDR200 for the second quarter of fiscal 2004. The base model is completed. Additional option modules are currently being tested for release in the near future.

      The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from operations.

STATEMENT REGARDING PRESENT OPERATIONS

      There was no material change in the nature of the operations of Registrant during the three months ended October 31, 2003 from the information contained in the Registrant's annual report of Form 10-KSB for the fiscal year ended July 31, 2003.

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

ITEM 3 - Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

            Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      (b) Changes in internal controls

            There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           Part II - Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities

      During the three months ended October 31, 2003, the Company issued 199 unregistered shares of its Common Stock to Vincent Gruppuso, pursuant to an agreement between the Company and Prime Time Staffing and Professional Temp Solutions. These shares were issued in reliance on the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

Number      Description
------      -----------

31(1) Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

31(2) Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer President and Secretary

32          Section 1350 Certification

            (b) Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


December 15, 2003                       By: /s/ Robert S. Benou
                                                Chairman, Chief Executive
                                                Officer, Chief Financial Officer
                                                and Director


December 15, 2003                       By: /s/ Marc R. Benou
                                                President, COO, Secretary and
                                                Director