Form 10QSB/A
period 2003-10-31
CONOLOG CORP
filed 2003-12-23
CIK 23503

Form 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

YES |X| NO |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

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

                               Conolog Corporation

                                      INDEX

                                                                            Page

Explanatory Note...............................................................2

Item 6 - Exhibits and Reports on Form 8-K:.....................................2

Signatures.....................................................................2

                                Explanatory Note

      Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Conolog Corporation hereby amends its Quarterly Report on Form 10-QSB solely to revise the Rule 13a-14(a) Certifications of Conolog Corporation's Chief Executive Officer and Chief Financial Officer and its Chief Operating Officer President and Secretary which are included as Exhibits 31 (1) and 31
(2), respectively. Item 6 of Part II of Form 10-QSB is being included to list the exhibits attached hereto.

Item 6                     Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.                Exhibit Title
-----------                -------------

31 (1) Rule 13a-14 (a) Certification of Chief Executive Officer and Chief Financial Officer

31 (2) Rule 13a-14 Certification of Chief Operating Officer, President and Secretary

32                         Section 1350 Certification
                           (Previously filed as Exhibit 32 to Conolog
                           Corporation's 10-QSB, which was filed with the Securities and Exchange Commission on December 15, 2003)

B. Reports on 8-K          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

         December 23, 2003                By: /s/ Robert S. Benou
                                              ----------------------------------
                                          Chairman, Chief Executive Officer,
                                          Chief Financial Officer and Director


         December 23, 2003                By: /s/ Marc R. Benou
                                              ----------------------------------
                                          President, COO, Secretary and Director