Form 10QSB
period 2004-01-31
CONOLOG CORP
filed 2004-03-23
CIK 23503

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number 0-8174

                               Conolog Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      52-0853566
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I. R. S. Employer
        organization)                                Identification No.)


                      5 Columbia Road, Somerville, NJ 08876
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (908) 722-8081

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirement for the past 90 days. YES  [X]     NO  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan
confirmed by a court. YES  ___   NO  ____

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share; 1,300,533 shares outstanding as of March 11, 2004(inclusive of Treasury Stock).

                                      INDEX



PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of January 31, 2004 (Unaudited)

                  Condensed Consolidated Statement of Operations for the three months ended January 31, 2004 (Unaudited) and January 31, 2003 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2004 (Unaudited) and January 31, 2003 (Unaudited)

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

Item 2.           Changes in Securities

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Materially Important Events

Item 6.           Exhibits and Reports


SIGNATURES AND CERTIFICATIONS

                      CONOLOG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004
                                   (UNAUDITED)


Assets
Current Assets
    Cash and equivalents                                                   $   155,136

    Accounts receivable - less allowance for doubtful accounts of $2,000       279,117
    Other Receivables                                                           49,099
    Inventories                                                                494,408
    Other current assets                                                        29,302
                                                                           -----------
                Total Current Assets                                         1,006,062

  Property, Plant and Equipment                                              1,956,985
            Less accumulated depreciation and amortization                  (1,812,531)
                                                                           -----------
                                                                               144,454

Inventory                                                                    1,594,850
Notes Receivable                                                               142,340
Note Due From Officer                                                           10,572
                                                                           -----------
         Total Assets                                                      $ 2,898,278
                                                                           ===========

                      CONOLOG CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2004
                                   (UNAUDITED)


Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                               $    159,460
     Accrued payroll                                                                      12,866
     Line of credit                                                                      225,000
                                                                                    ------------
          Total Current Liabilities                                                      397,346
                                                                                    ------------



Stockholders' Equity
Preferred Stock, par value $.50; Series A; 4% cumulative; 162,000
shares authorized; 155,000 shares issued and outstanding                                  77,500

Preferred Stock, par value $.50; Series B; $.90 cumulative; 50,000
shares authorized; 1,197 shares issued and outstanding                                       597

Common Stock, par value $0.01; 20,000,000
shares authorized; issued 1,300,133 shares, including 220 shares held in Treasury         12,999

Contributed Capital                                                                   21,729,632
Retained Earnings (Deficit)                                                          (19,030,839)
Treasury Shares at Cost                                                                 (131,734)
Prepaid consultant services                                                              (34,228)
Prepaid compensation                                                                    (122,995)
                                                                                    ------------
         Total Stockholders' Equity                                                    2,500,932
                                                                                    ------------
         Total Liabilities and Stockholders' Equity                                 $  2,898,278
                                                                                    ============

                               Conolog Corporation
                 Condensed Consolidated Statements Of Operations
                                   (Unaudited)

                              For The Three Months Ended     For The Six Months Ended
                                       January 31,                   January 31,
                                  2004           2003           2004            2003

Revenues
  Product Revenues            $   275,506    $   267,222    $   513,223    $   394,623
  Service Revenues                159,452        261,613        345,459        610,279
                              -----------    -----------    -----------    -----------
     Total Revenues           $   434,958    $   528,835    $   858,682    $ 1,004,902

Costs Of Goods Sold
  Product Costs                    69,368         80,873        211,998        140,455
  Service Costs                   117,920        133,869        241,800        360,669
                              -----------    -----------    -----------    -----------
     Total Costs                  187,288        214,742        453,798        501,124
                              -----------    -----------    -----------    -----------
Gross Profit                      247,670        314,093        404,884        503,778

Selling, General And
 Administrative Expenses          284,691        178,542        540,320        396,679
                              -----------    -----------    -----------    -----------
                                  (37,021)       135,551       (135,436)       107,099
Other Income (Expense)
   Interest Income                      3            224              3            538
   Interest Expense                (1,761)        (2,780)       (10,447)        (4,875)
   Consulting Expense                   0       (115,988)             0       (115,988)
   Other Expense                        0              0              0        (18,148)
                              -----------    -----------    -----------    -----------
        Total Other                (1,758)      (118,544)       (10,444)      (138,374)
          Income (Expense)    -----------    -----------    -----------    -----------

Profit (Loss) From                (38,779)        17,007       (145,880)       (31,374)
Continuing Operations
Before Income Taxes

(Benefit From)Income Taxes         13,000              0        (13,000)      (259,000)

Income (Loss) From                     --         17,007             --        227,626
Continuing Operations          -----------    -----------    -----------    -----------

Discontinued Operations:
  Loss From Discontinued          (25,779)             0       (132,880)       (10,019)
  Operations (Net of income
  tax benefit of $0 for
  2002 and 2001)

  Gain from Disposal of                 0              0              0         24,446
  Discontinued Operations
  Net of income tax expense
  of $0)
                              -----------    -----------    -----------    -----------
Net Income (Loss)             $   (25,779)        17,007       (132,880)       242,053
                              ===========    ===========    ===========    ===========
Earnings/(Loss) Per Share            (.02)           .03          (.102)           .44
                              ===========    ===========    ===========    ===========
Average Number Of Shares Of     1,300,013        618,067      1,299,913        554,734
Common Stock Outstanding      ===========    ===========    ===========     ==========



See notes to condensed consolidated financial statements.

                      CONOLOG CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               For the three months
                                                                ended January 31,
                                                        -----------------------------------
                                                               2004              2003
                                                        -------------------  --------------
Cash Flows From Operating Activities
         Net Cash Used in Operating Activities                      33,820        (341,639)
                                                        -------------------  --------------
Cash Flows From Investing Activities
         Net Cash Used in Investing Activities                           0               0
                                                        -------------------  --------------
Cash Flows From Financing Activities
         Proceeds from officer loan                                                      -
         Repayments of officer loan                                      0               -
                                                        -------------------  --------------
         Net Cash Provided by Financing Activities                 (68,500)        313,028
                                                        -------------------  --------------
 Net Increase (Decrease) in Cash and                               (34,680)        (96,197)
Equivalents
Cash and Equivalents at Beginning of Period                        189,816         666,489
                                                        -------------------  --------------
Cash and Equivalents at End of Period                   $          155,136   $     570,292
                                                        ===================  ==============




See notes to the condensed consolidated financial statements.

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2003. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting standards have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2003. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended January 31, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2004.


NOTE 2 - SUBSEQUENT EVENTS

NONE


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                 For the three months          For the six months
                                   ended January 31,            ended January 31,
                             --------------------------    --------------------------
                                 2004           2003           2004           2003
                             -----------    -----------    -----------    -----------
Revenues                     $   434,958    $   529,059    $   858,682    $ 1,005,440
Costs and Expenses              (473,737)      (512,052)    (1,004,562)    (1,036,814)
                             -----------    -----------    -----------    -----------
Net Loss From Continuing
   Operations Before
   Income Tax                $   (38,779)   $    17,007       (145,880)       (31,374)

(Benefit From) Income Tax        (13,000)             0        (13,000)      (259,000)

Loss From Discontinued
   Operations                $         0    $         0           --          (10,019)

Gain From Disposal of
   Discontinued Operations   $         0    $         0           --           24,446
                             ===========    ===========    ===========    ===========

Net Income (Loss)            $   (25,779)   $    17,007       (132,880)   $   242,053
                             ===========    ===========    ===========    ===========

QUARTER ENDED JANUARY 31, 2004

         Revenue for the quarter ended January 31, 2004 totaled $434,958 representing a decrease of 18% or $93,877 reported from the same quarter a year ago.

         Product revenue for the quarter ended January 31, 2004 totaled $275,506 representing an increase of $8,284 or 3% from the $267,222 reported for the three months ended January 31, 2003. This increase is due to an icreased demand for the Company's PTR 1500 line of products.

         Service revenue for the quarter ended January 31, 2004 totaled $159,451 representing a decrease of 39% or $102,162 from the $261,613 reported for the three months ended January 31, 2003. We attribute the decrease in service revenue to the loss of business from two customers that now use a larger worldwide firm.

         Product cost for the three months ended January 31, 2004 totaled $69,368 a decrease of 14% or $11,505 from the three months ended January 31, 2003. This increase is the result of decrease in product revenues for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003.

         Service cost for the quarter ended January 31, 2004 totaled $117,920, a decrease of $10,949 or 11.9% from $133,869 reported for the quarter ended January 31, 2003. This decrease is consistent with the decrease in the service revenues.

         Gross Profit for product for the quarter ended January 31, 2004 totaled $206,138 representing 75% of revenues as compared to $187,055 or 70% of revenues for the quarter ended January 31, 2003.

         Gross Profit for service for the quarter ended January 31, 2004 totaled $41,531 representing 26% of revenues as compared to $127,744 or 49% of revenues for the quarter ended January 31, 2003.

         Selling, general and administrative expenses increased from $178,542 in the quarter ended January 31, 2003 to $284,691 in the quarter ended January 31, 2004. This increase is due to greater marketing and sales efforts

         There was no research and development cost for the second quarter ended January 31, 2004 and January 31, 2003.

         Interest expense for the second quarter ended January 31, 2004 was $1,761 as compared to $2,780 for the second quarter ended January 31, 2003

         The Company obtained an unsecured line of credit with Unity Bank in the amount of $250,000. The interest is at a variable rate based on the Wall Street Journal prime rate. The maturity date for the line of credit is March 17, 2004.

         As a result of the foregoing, the Company reported for the three months ended January 31, 2004, a net loss of ($25,779) or $0.02 per share, compared to a net profit of $ 17,007 or $0.03 per share for the same period ending January 31, 2003.

LIQUIDITY AND FINANCIAL CONDITION

         In October 2002, the Company ceased operating its computer maintenance business and entered into an Agreement to Rescind the Asset Purchase Agreement pursuant to which it acquired the assets of Independent Computer Maintenance Corporation ("ICM"). Pursuant to the rescission agreement, the Company transferred substantially all of the assets of ICM, to the extent they still existed and were owned by the company, to their prior owner for $600,000. The $600,000 purchase price was paid as follows: (i) $300,000 was paid in cash to the Company (ii) A promissory note to the Company was delivered in the amount of $150,000, bearing interest of 7.5% per annum payable over 2 years in 24 equal monthly payments of $6,749.94 per month, beginning on December 30, 2002, and continuing for 24 months, with the final payment due on November 30, 2004 (the "Note"). The Note is secured by a first mortgage on a condominium. (iii) A promissory note was delivered to Conolog at closing in the amount of $137,350, ($150,000 less $13,400 credit to the seller for prepaid fees plus a $750 moving reimbursement) bearing interest of 5.0% per annum payable over 10 years in 120 equal monthly payments of $1606.89 beginning on December 30, 2004.

         We have assigned the Note, which at the time of this assignment had a principal balance of $90,213.32,in exchange for a payment of $88,751.

         Inventories increased by $236,689 from July 31, 2003 since inventory was purchased in fiscal 2003 for shipments to be made in fiscal 2004.

         Accounts Receivable increased from $88,778 at July 31, 2003 to $279,117 at January 31, 2004. The increase of $190,339 is a result of the release of a portion of the backlog from the major utilities and the US Government as well as other key customers.

         Conolog anticipates shipment of the PDR200 for the third quarter of fiscal 2004. The base model is completed. Additional option modules are currently being tested for release in the near future.

         The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from operations.



STATEMENT REGARDING PRESENT OPERATIONS

         There was no material change in the nature of the operations of Registrant during the three months ended January 31, 2004 from the information contained in the Registrant's annual report of Form 10-KSB for the fiscal year ended July 31, 2003.


FORWARD LOOKING STATEMENTS

         This quarterly report contains certain "forward-looking statements" within the meaning of 27A of The Securities Act of 1933, as amended and section 21E of The Securities Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including, among other things, significant variations in recognizing revenue due to customer-caused delays, and intense competition from more well known companies, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advice readers that the factors listed above, among other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

ITEM 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

             Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering,analyzing and disclosing the information we are required to disclose under the Securities and Exchange Act of 1934.


         (b) Changes in internal controls

             There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.




                    Part II - Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits





Number Description
------ -----------
31(1)  Rule 13a-14(a) 15d-14(a)         Certification of Chief Executive Officer
                                        and Chief Financial Officer

31(2)  Rule 13a-14(a) 15d-14(a)         Certification of Chief Operating Officer
                                        President and Secretary
32     Section 1350 Certification

            (b) Reports on Form 8-K

                On December 16, 2003, the Company filed an 8K reporting an Item 12 event announcing its financial results for the quarter ended
October 31, 2003.



                                    SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned.



March __, 2004                      By: /s/ Robert S. Benou
                                            Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director


March __, 2004                      By: /s/ Marc R. Benou
                                            President, COO, Secretary and
                                            Director