Form 10QSB
period 2004-04-30
CONOLOG CORP
filed 2004-06-23
CIK 23503

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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


                                 5 Columbia Road
                              Somerville, NJ 08876
              (Address of principal executive offices and zip code)

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


                   CLASS                      SHARES OUTSTANDING AT JUNE 18,
                                            2004 (INCLUSIVE OF TREASURY STOCK)

       Common Stock, $.001 par value                     2,100,313

                                      INDEX


PART I            FINANCIAL INFORMATION

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets April 30, 2004
                  (Unaudited)

                  Condensed  Consolidated  Statement of Operations for the Three
                  and  Nine  months   ended   April  30,   2004   (Unaudited)and
                  2003(Unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Nine months ended April 30, 2004 (Unaudited)and 2003 (Unaudited)

                  Notes to Condensed Consolidated Financial Statements

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.           CONTROLS AND PROCEDURES


PART II           OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

Item 2.           CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE
                  OF SECURITIES

Item 3.           DEFAULTS UPON SENIOR SECURITIEIS

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.           OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES AND CERTIFICATIONS

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                        April 30,
                                                                          2004
                                                                      (unaudited)
                                                                    -----------------
                              ASSETS

Current assets:
Cash and cash equivalents                                            $     1,233,335
Accounts receivable, net of allowance for
doubtful accounts of $1,000                                                  118,452
Other receivables                                                            108,115
Note receivable                                                              147,182
Inventory                                                                    494,408
Other current assets                                                           9,530
                                                                    -----------------

Total current assets                                                       2,111,022
                                                                    -----------------

Property, Plant and Equipment:

Machinery and equipment                                                    1,328,898
Furniture and fixtures                                                       409,459
Computer software                                                            147,203
Leasehold improvement                                                         30,265
                                                                       --------------
                                                                           1,915,825

Less:  accumulated depreciation and amortization                           1,802,190
                                                                       --------------

                                                                             113,635

Inventory                                                                  1,438,907
                                                                    -----------------

                                                                     $     3,663,564
                                                                    =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long-term debt                                    $       150,000
Accounts payable                                                             125,358
Accrued expenses                                                              22,721
Accrued legal fees                                                            86,355
Accrued payroll                                                               11,853
Loan from officer                                                             77,429
                                                                    -----------------

Total current liabilities                                                    473,716
                                                                    -----------------

Long-term debt, net of current maturities                                  1,050,000

Stockholders' equity:

Preferred stock,  $.50 par value,  Series A; 4% cummulative;
162,000  shares   authorized;   155,000  shares issued  and
outstanding                                                                   77,500

Preferred stock, $.50 par value, Series B; $.90 cummulative;
50,000   shares   authorized;   1,197   shares issued  and
outstanding                                                                      597

Common stock, $.001 par value,  20,000,000 shares  authorized;
issued 1,299,913 shares, including 220 shares held in treasury                12,999

Contributed Capital                                                       21,729,632
Retained (Deficit)                                                       (19,532,033)
Treasury Shares at Cost                                                     (131,734)
Deferred Compensation                                                              -
Prepaid Consultant                                                           (17,113)
                                                                    -----------------

Total stockholders' equity                                                 2,139,848
                                                                    -----------------

Total liabilities and stockholders' equity                           $     3,663,564
                                                                    =================

          See notes to the condensed consolidated financial statements.

                               Conolog Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             For the Three Months Ended         For the Nine Months Ended
                                                                     April 30,                          April 30,

                                                               2004              2003            2004             2003
                                                            -----------      -----------      -----------      -----------
Service revenue                                             $        --      $        --      $        --      $        --
Product revenue                                                 400,203          178,958          913,426          573,581
                                                            -----------      -----------      -----------      -----------

Total Revenue                                                   400,203          178,958          913,426          573,581
                                                            -----------      -----------      -----------      -----------

Costs of service revenue                                             --               --               --               --
Costs of product revenue                                        339,421           93,597          551,419          234,052
                                                            -----------      -----------      -----------      -----------

Total Cost of Revenues                                          339,421           93,597          551,419          234,052
                                                            -----------      -----------      -----------      -----------

Gross Profit                                                     60,782           85,361          362,007          339,529
                                                            -----------      -----------      -----------      -----------

Selling, general and administrative                             531,236          966,624        1,071,556        1,497,439
                                                            -----------      -----------      -----------      -----------

Loss from Operations                                           (470,454)        (881,263)        (709,549)      (1,157,910)
                                                            -----------      -----------      -----------      -----------

Other Income (Expense)
 Interest income                                                  4,913              129            4,916              667
 Interest expense                                               (10,447)          (2,436)              --           (7,311)
 Other income                                                    16,087               --           16,087               --
                                                            -----------      -----------      -----------      -----------

Total Other Income (Expense)                                     10,553           (2,307)          21,003           (6,644)
                                                            -----------      -----------      -----------      -----------

Loss from Continuing Operations Before Income Taxes            (459,901)        (883,570)        (688,546)      (1,164,554)

 (Benefit from) Income Taxes                                         --               --          (13,000)        (259,000)
                                                            -----------      -----------      -----------      -----------

Loss from Continuing Operations                                (459,901)        (883,570)        (675,546)        (905,554)
                                                            -----------      -----------      -----------      -----------

Discontinued Operations:
 Income from Discontinued Operations,
   net of income taxes                                           28,791           58,813          111,466          298,404
 Gain (loss) from Disposal of Discontinued
   Operations, net of income taxes                              (69,993)              --          (69,993)          24,446
                                                            -----------      -----------      -----------      -----------

Net Income (loss)                                           $  (501,103)     $  (824,757)     $  (634,073)     $  (582,704)
                                                            ===========      ===========      ===========      ===========

Earnings (loss) Per Share from Continuing Operatins         $     (0.39)     $     (0.66)     $     (0.49)     $     (0.76)
                                                            ===========      ===========      ===========      ===========

Earnings (loss) Per Share from Discsontinued Operations     $        --      $        --      $        --      $      0.02
                                                            ===========      ===========      ===========      ===========

Average Number of Shares of Common Stock Outstanding          1,300,533        1,250,630        1,300,533          788,453
                                                            ===========      ===========      ===========      ===========

            See notes to condensed consolidated financial statements.

                               Conolog Corporation
                 Statements Of Condensed Consolidated Cash Flows
                                   (Unaudited)

                                                        For the Nine Months Ended
                                                                April 30,

                                                         2004                2003
                                                  -----------------  -----------------
Cash Flows From Operating Activities:
   Net Cash Used in Operating Activities           $      (156,481)   $      (279,586)
                                                  -----------------  -----------------

Cash Flows From Investing Activities:
   Net Cash Provided by Investing Activities                     -            254,072
                                                  -----------------  -----------------

Cash Flows From Financing Activities:
   Net Cash Provided by
   Financing Activities                                  1,200,000                  -
                                                  -----------------  -----------------

Net Decrease In Cash and Equivalents               $     1,043,519    $       (25,514)

Cash and Equivalents at Beginning of Period                189,816            316,499
                                                  -----------------  -----------------

Cash and Equivalents at End of Period              $     1,233,335    $       290,985
                                                  =================  =================

            See notes to condensed consolidated financial statements.

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2003. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2003. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. . Results of operations for the nine months ended April 30, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2004.

Discontinued Operations

During the quarter ended April 30, 2004, the Company sold its' Atlas Design subsidiary. The decision to sell the component was based on the intensely competitive and highly fragmented nature of the placement services business. The subsidiary was sold to the Company's vice-president of operations of Atlas Design. The Company received $34,000 of proceeds. and recorded a loss from the disposal of $69,993.

Note Payable

On April 26, 2004, the Company sold a Secured Convertible Term Note for $1,200,000. The note bears interest equal to the prime rate. Minimum monthly principal payments in the amount of $50,000 together with any accrued and unpaid interest shall begin on May 1, 2005 and continue monthly through April 26, 2007. The holder of the note has the sole option to determine whether to elect to accept payment of the monthly principal in cash or in shares of common stock of the Company. If the holder elects to receive the monthly payment in common stock, the number of shares to be issued by the Company shall be determined by dividing the monthly principal amount by applicable fixed conversion price of $1.06. The Company has also signed a Common Stock Purchase Warrant with the note holder to purchase up to 270,000 common shares of the Company. The exercise price of the warrants is as follows: 90,000 common shares at $1.325, 90,000 common shares at $1.59 and 90,000 shares at $1.855. The warrants are exercisable through April 26, 2011. The warrants will not be issued to the note holder until the agreement is approved by the shareholders of the Company and the note is paid in full or fully converted into common stock of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONTITION AND RESULTS OF OPERATIONS

      A summary of income, costs and expenses for the current quarter and nine months and corresponding quarter and nine months of the previous year follows:

                                                             For the Three Months Ended        For the Nine Months Ended
                                                                      April 30,                         April 30,

                                                               2004             2003             2004             2003
                                                            -----------      -----------      -----------      -----------
Product Revenues                                            $   400,203      $   178,958      $   913,426      $   573,581
Costs of revenues and expenses                                  870,657        1,060,221        1,622,975        1,731,491
                                                            -----------      -----------      -----------      -----------

Net Loss from Continuing Operations Before Income Taxes        (470,454)        (881,263)        (709,549)      (1,157,910)
                                                            -----------      -----------      -----------      -----------

 (Benefit from) Income Taxes                                         --               --          (13,000)        (259,000)

Other income (expense)                                           10,553           (2,307)          21,003           (6,644)
                                                                                                                 28,791.00

Profit (Loss) from Discontinued Operations                       28,791           58,813          111,466          298,404

Gain from Disposal of Discontinued Operations                   (69,993)              --          (69,993)          24,446
                                                            -----------      -----------      -----------      -----------

Net (loss)                                                  $  (501,103)     $  (824,757)     $  (634,073)     $  (582,704)
                                                            ===========      ===========      ===========      ===========


QUARTER ENDED APRIL 30, 2004

      Product revenues for the three months ended April 30, 2004 totaled $400,203 representing an increase of 223% or $221,245 from $178,958 reported for the three months last year. Product revenues for the nine months ended April 30, 2004 totaled $913,426 an increase of 159% or $339,845 from $573,581 reported for the nine months ended April 30, 2003. The Company attributed the increase in revenue to an increase in the Company's utility sales.

      Product Cost increased for the three months ended April 30, 2004 to $339,421 as compared to $93,597 for the three months ended April 30, 2003. Product Cost increased as a result of the increase in sales for the comparable period. Product Costs increased for the nine months ended April 30, 2004 to $551,419 as compared to $234,052 for the nine months ended April 30, 2003, representing an increase of $317,967 or 235%. The Company attributed the increase in product costs during the nine months to increased utility sales.

      Gross profit for products for the three months ended April 30, 2004 totaled $60,782 representing 15% of revenues as compared to $85,361 or 48% of revenues for the three months ended April 30, 2003. Gross profit for products for the nine months ended April 30, 2004 totaled $362,007 representing 40% of revenues as compared to $339,529 or 59% of revenues for the nine months ended April 30, 2003.

      Selling, general and administrative expenses decreased from $966,624 for the three months ended April 30, 2003 to $531,236 for the three months ended April 30, 2004, which represents a decrease of 181% or $435,388. Selling, general and administrative expenses for the nine months ended April 30,2004 decreased to $1,071,556 from $1,497,439 for the nine months ended April 30, 2003, which represents a decrease of 40% or $425,883. The Company attributes the decrease in Selling, General and Administrative expense over the nine-month period to a decrease relating to stock issued for consulting services during the nine months ended April 30, 2003.

      As a result of the foregoing, the Company reported a net loss of $(501,103) or $(0.39) per share compared to $(824,757) or $(0.66) per share for the three months ended April 30, 2004 and 2003, respectively. For the comparable nine-month periods ended April 30, 2004 and 2003, the Company reported losses of $(634,073) or $(0.49) per share compared to $(582,704) or $(0.76) per share.

LIQUIDITY AND FINANCIAL CONDITION

      Inventories from the Company's product segment decreased from $1,949,128 from the year ended July 31, 2003 to $1,933,315 for the quarter ended April 30, 2004, a decrease of $15,813. The Company continues to turn over existing inventory in lieu of purchasing additional inventory, however, with the increase in utility demands purchases have been made.

      Accounts Receivable increased to $118,452 from $88,778 as of July 31, 2003, as a result of increase in the Company's product segment for the nine months ended April 30, 2004. The increase is attributed to an increased sales within the Company's utility division.

      In March 2004 the Company ceased operating its staffing business. The assets of the Company's wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the subsidiary's Vice President. In consideration of the sale, the Company received $34,000 in cash. Income from discontinued operations for the nine months ended April 30, 2004 were $111,466 compared to $298,404 for the nine months April 30, 2003 representing a decrease of $186,938. The decrease was attributed to the increased competitive nature of the placement services business. The Company recognized a loss of $69,993 as a result of the disposal of the assets of the subsidiary.

      On April 27, 2004 the Company issued a secured convertible debenture (the "Debenture") due on April 26, 2007 with a principal amount of $1,200,000 and an interest rate of 4% per annum. The proceeds of the Debenture were used to fund the Company's current operations and also to pay off its current line of credit. The Debentures are convertible into cash or shares of capital stock of the Company.

      Conolog began shipment of the PDR200 during the third quarter of 2004 and anticipates additional option modules to be released in the near future that are currently being tested.

      The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from its operations.

STATEMENT REGARDING PRESENT OPERATIONS

      There were no material changes in the nature of the operations of the Registrant during the three months nine months ended April 30, 2004 for the information contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended July 31, 2003.

FORWARD LOOKING STATEMENTS

      This quarterly report contains certain "forward-looking statements" within the meaning of 27A of The Securities Act of 1933, as amended and section 21E of The Securities Act of 1934, as amended. Such Statements are subject to certain risks and uncertainties, including, among other things, significant variations in recognizing revenue due to customer-caused delays, and intense competition from more well known companies, that could cause actual results to differ materially fro historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, among other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

ITEM 3 - CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures

      Pursuant to Rule 13a-15 under the  Securities  Exchange  Act of 1934,  the
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rule 13a-15 (e) under the

Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose under the Securities and Exchange Act of 1934.

      (b) Changes in internal controls

      There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - Other Information

            CONOLOG CORPORATION

1.    Legal Proceedings - None

2. Changes in Securities - On April 26, 2004, the Company sold a convertible debenture having a face amount of $1,200,000. The Company received net proceeds of $1,128,000. The secured convertible note was sold in reliance on the exemption provided by 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

3.    Defaults upon Senior Securities - None

4.    Submission of Matters to a Vote of Security Holders - None

5.    Other Information - None

6.    Exhibits and Reports on Form 8-K (a) Exhibits on Form 8-K

         Number   Description
         -------  -----------

         4.1      Securities Purchase Agreement dated as of April 26, 2004.*

         4.2      Registration Rights Agreement dated as of April 26, 2004.*

         4.3      Form of 4% Secured Convertible Term Note Dated as of April 26,
                  2004.*

         4.4      Form of Common Stock Purchase Warrant dated as of April 26,
                  2004.*

         4.5      Security Agreement.*

         4.6      Subsidiary Security Agreement*

         4.7      Stock Pledge Agreement dated April 26, 2004.*

         4.8      Subsidiary Guarantee dated April 26, 2004.*

         4.9      Funds Escrow Agreement.*

         4.10     Opinion of Milberg Weiss Bershad Hynes & Lerach LLP*

         31(1) Rule 13(a)-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and Chief Financial Officer.

         31(2) Rule 13(a)-14(a)/15d-14(a) Certification by President, Chief Operating Officer and Secretary.

         32(1)    Section 1350 Certification.

         *Incorporated by reference to the 8-K filed with the Securities and Exchange Commission on June 10, 2004..

      (b) Reports on Form 8-K

      1. On March 25, 2004, the Company filed an 8-K and an Amended 8-K to report an Item 12 Event announcing its financial results for the quarter ended January 31, 2004.

      2. On April 30, 2004, the Company filed an 8-K to report an Item 5 Event announcing that it had completed the placement of a 1,200,000 secured convertible note with Laurus Master Fund Ltd.


                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized


                                      CONOLOG CORPORATION


Date: June 21, 2004                   By /s/ Robert S. Benou
                                         Chairman, Chief Executive Officer
                                         and Chief Financial Officer


Date: June 21, 2004                   By /s/ Marc R. Benou
                                         President, COO, Secretary and Director