Form 10KSB
period 2004-07-31
CONOLOG CORP
filed 2004-11-01
CIK 23503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2004 (No Fee Required)

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

          Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $3.98 on October 19, 2004 was $16,640,682.

The number of shares outstanding of the Registrant's common stock outstanding, excluding treasury shares, as of October 19, 2004 was 4,181,076.

DOCUMENTS INCORPORATED BY REFERENCE FORM 10-KSB
JULY 31, 2003

TABLE OF CONTENTS

PART I

Item 1.    BUSINESS DEVELOPMENT AND BUSINESS..................................1

Item 2.    DESCRIPTION OF PROPERTY...........................................10

Item 3.    LEGAL PROCEEDINGS.................................................10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS....................................13

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION.............................16

Item 7.    FINANCIAL STATEMENTS..............................................16

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................16

Item 8A.   CONTROLS AND PROCEDURES...........................................16

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS.....................................17

Item 10.   EXECUTIVE COMPENSATION, PROMOTERS AND CONTROL PERSONS:
              COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.............18

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................20

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................20

PART IV

Item 13.   EXHIBITS AND REPORTS..............................................20

SIGNATURES...................................................................23

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

     In March 2004, we ceased operating our staffing business. The assets of the wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold.

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

     We are engaged in three basic market segments:

     (A)  Commercial Sales (Under the trade name "INIVEN" (a Division of
          Conolog))

          o    Direct sales to end-users

          o    Sales to system assemblers

          o    Sales to contractors/installers

     (B)  Military Sales

          o    Direct contract sales to the military

          o    As subcontractor to systems producers

          o    Foreign governments

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

LARGEST CUSTOMERS

     Sales to our major customers during fiscal 2004 (Bonneville Power, Tucson Power ) totaled $ 220,124 and $ 194560, respectively ( totaling 26% and 23% of all sales, respectively. Sales to our major customers during fiscal 2003(Schering-Plough, Bonneville Power, Acme Industrial) totaled $274,431, $197,210 and $194,027, respectively (totaling 18.4%, 13.2% and 12.9% of all sales, respectively). None of these customers has or had any material relationship other than business with the Company.

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

EMPLOYEES

     As of July 31, 2004, we employed 15 persons on a full-time basis, including 2 in management, 2 in sales, 1 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 5 in production. We have enjoyed good labor relations.

     None of our employees are represented by a labor union or bound by a collective bargaining agreement. We have never suffered a work stoppage. We believe our future success will depend, in part, on our continued ability to recruit and retain highly skilled management, marketing and technical personnel. We hire on a regular basis approximately 125 contract employees.

Item 2. DESCRIPTION OF PROPERTY

     Our principal executive offices are located at 5 Columbia Somerville, New Jersey. The space consists of approximately 7,000 square feet of which approximately 5,000 square feet is dedicated to manufacturing, production and testing and approximately 2,000 square feet is dedicated to administrative and storage needs. Our current monthly rent expense is $ 4,600.The executive office houses both the manufacturing division and the temporary staffing division. In the opinion of management, the space is adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Shareholders on July 13,2004. The following individuals constituting all of the members of the Board of Directors were elected:

Name                   Number of Votes   Votes Withheld
----                   ---------------   --------------
Robert S. Benou           2,157,109          23,935
Louis S. Massad           2,161,461          19,583
Marc R. Benou             2,155,149          25,895
Edward J. Rielly          2,161,461          19,583
Graham Bruce Edwards      2,161,611          19,433

     At this meeting, our stockholders also approved a proposal to approve possible issuance of the Corporation's Common Stock in connection with a private placement to Laurus Master Fund Ltd. In an amount equal to more than 20% of the Corporation's Common Stock as follows:

  For     Against   Abstain
  ---     -------   -------
794,349   35,734     1,256

     At this meeting, our stockholders also approved a proposal to authorize the directors in their discretion to vote upon such other business as may properly come before the meeting or any adjournment and/or adjournments thereof as follows:

   For      Against   Abstain
   ---      -------   -------
2,158,115   14,028     8,901

     At this meeting, our stockholders also approved a proposal to select Rosenberg Rich Baker Berman & Company as the Company's independent auditors for the fiscal year ending July 31, 2004 as follows:

   For      Against   Abstain
   ---      -------   -------
2,170,090    9,239     1,715

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

Our Common Stock is traded on the Nasdaq SmallCap Market, under the symbol CNLG.

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock traded on the Nasdaq SmallCap Market for 2003 and 2004.

                    Common Stock
                    ------------
2003                 High    Low
----                 ----   ----
   First Quarter     6.90    .60
   Second Quarter    3.70    .91
   Third Quarter     1.24    .73
   Fourth Quarter    1.30    .68

                    Common Stock
                    ------------
2004                 High    Low
----                 ----   ----
   First Quarter     1.45   0.55
   Second Quarter    1.25   0.73
   Third Quarter     8.77    .60
   Fourth Quarter    7.88   1.65

(b) As of October 19, 2004, the Company's Common Stock was held by approximately 740 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------
                                                                       Number of securities
                                                                       remaining available
                                                                       for future issuance
                        Number of securities                               under equity
                          to be issued upon      Weighted-average       compensation plans
                            exercise of          exercise price of    (excluding securities
                        outstanding options,   outstanding options,    reflected in column
                         warrants and rights   warrants, and rights            (a)
                                 (a)                    (b)                    (c)
-------------------------------------------------------------------------------------------
Equity compensation     On June 25, 2003,
plans approved by       our Stockholders
security holders        approved the
                        granting of 800,000
                        shares of our Common
                        Stock to our
                        directors and
                        officers. As of
                        October 21, 2004 all
                        such shares have
                        been granted.               $     4.49
-------------------------------------------------------------------------------------------
Equity compensation
plans not approved by          N/A
security holders
-------------------------------------------------------------------------------------------
Total                                               $3,592,000
-------------------------------------------------------------------------------------------

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Subsequent to July 31, 2004, (1) the remaining principal balance of $ 1,094,000 from the issuance of convertible debentures during the fiscal year ended July 31, 2004, was converted into 1,032,075 common shares. (2) Additionally, warrants expiring April 26,2011 were exercised resulting in the issuance of 270,000 common shares in exchange for $ 429,300. The effect on Stockholders' Equity, as of August 9, 2004 is an increase in the Equity balance of $ 1,523,300, increasing Stockholders' Equity to $ 3,468,407, from its July 31, 2004 balance of $ 1,945,107.

     In order to summarize the Company's operating results for the past two years, the following tables indicate the percentage relationships of income and expense items in the statements of income and the percentage changes in those items for such years.

--------------------------------------------------------------------------------
Income & Expense Items as a Percentage Of   Income & Expense       Percentage
         Revenues From Operations                Items         Increase/Decrease
--------------------------------------------------------------------------------
     For The Year Ended July 31, 2004             2003            2003 to 2004
--------------------------------------------------------------------------------
 100.0%   Product Sales & other Income           100.0%                0.0%
--------------------------------------------------------------------------------
  N/A     Service Sales & other Income            N/A                   --
--------------------------------------------------------------------------------
 (94.9%)  Product Cost of Revenue                (58.3%)              36.6%
--------------------------------------------------------------------------------
  N/A     Service Cost of Revenue                 N/A                   --
--------------------------------------------------------------------------------
          Selling, general &
(541.1%)  administrative                        (314.7%)            (216.4%)
--------------------------------------------------------------------------------
(126.8%)  Interest                                (0.3%)            (123.5%)
--------------------------------------------------------------------------------
(751.7%)  Total costs & expenses                (373.3%)            (378.4%)
--------------------------------------------------------------------------------
          Income (loss) before loss from
          discontinued operation & income
(651.7%)  taxes                                 (273.3%)            (378.4%)
--------------------------------------------------------------------------------
          Loss from discontinued
 (23.1%)  operation                              (20.7%)              (2.4%)
--------------------------------------------------------------------------------
   0.0%   Income taxes (credits)                  53.6%              (53.6%)
--------------------------------------------------------------------------------
(674.8%)  Net Loss                              (228.6%)            (446.2%)
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

2004 Compared to 2003

(Comparison does not include Atlas Design, which provided placement services, was sold during the fiscal year and is reported as a discontinued operation at July 31, 2004 and 2003)

     Product revenue for the fiscal year ended July 31, 2004 totaled $963,008 a increase of 59.4% or $358,744 from $604,264 reported for fiscal year ended July 31, 2003. The Company attributed the increase in product revenue to increased orders for its Series PTR-1500 high speed communications system.

     Product cost for the fiscal year ended July 31, 2004 totaled $913,561 an increase of 159% or $561,336 from $352,225 reported for fiscal year ended July 31, 2003. The Company attributes the increase in product cost to the increase in sales of the PTR-1500 and to the write down of additional obsolete inventory in the amount of $ 263,700.

     Gross profit for products for the years ended July 31, 2004 and July 31, 2003 totaled $49,447 and $252,039, respectively, representing 5.1% and 41.7% of product revenue. The decrease in gross profit for products is attributed to the product mix and the additional write down of obsolete inventory.

     Selling, General and Administrative expense for the years ended July 31, 2004 and July 31, 2003 totaled $1,522,714 and $1,136,061, respectively. The
Company attributed the increase of $ 386,653 in selling, general and administrative expense to a higher commission expense, additional trade show costs and increased professional fees due to compliance with increased regulations under the Sarbanes-Oxley Act.

     There are no Research and development expenses for the fiscal year ended July 31, 2004. The development of the PDR 2000, a high speed communications system for use in electric power transmission pilot protection schemes, was completed during the year.

     The Company's interest income for the fiscal year ended July 31, 2004 totaled $7,034 compared to $13,711 for fiscal year ended July 31, 2003. The totals for fiscal years 2004 and 2003 include interest income derived from the Company's interest bearing accounts through several banks. The decrease in interest income reflects the company's proactive purchasing policy of seeking benefits through purchasing agreements.

     The Company's interest expense for the fiscal year ended July 31, 2004 totaled $1,220,960, compared to $ 17,432 for fiscal year ended July 31, 2003. The company's interest expense for fiscal 2004 includes $ 1,200,000 of detachable warrants issued with a convertible debt having a beneficial conversion option. The value assigned to these warrants was recorded as interest expense and not amortized. The Company's interest expense for fiscal 2003 was due to interest payments on the Company's line of credit through Unity Bank; the maturity date of this line of credit is December 17, 2003.

     As a result of the foregoing, the Company reported a net loss from continuing operations of $ 6,275,886 or $ 4.08 per share for fiscal 2004, compared to a net loss from continuing operations of $ 1,256,405 or $ 1.38 per share for fiscal 2003.

     The net loss from discontinued operations for fiscal year ended July 31, 2004 totaled $222,404 and $ 124,708 for fiscal year ended July 31, 2003. The discontinued operations were a result of the sale of the Company's Atlas Design subsidiary. The decision to sell the component was based on the intensely competitive and highly fragmented nature of the placement services business.

2003 Compared to 2002

(Comparison does not include Atlas Design, which was sold during the fiscal year and is reported as a discontinued operation at July 31, 2004 and 2003)

     Product revenue for the fiscal year ended July 31, 2003 totaled $604,264 a decrease of 25.8% or $210,423 from $814,687 reported for fiscal year ended July 31, 2002. The Company attributed the decrease in product revenue to a decline in the Company's military sales during fiscal 2003.

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

     Gross profit for products for the years ended July 31, 2003 and July 31,2002 totaled $252,039 and $(534,689), respectively, representing 41.7% and (66%)of product revenue. The increase in gross profit for products is attributed to the write off of obsolete inventory for fiscal 2002 totaling $1,294,323.

     Gross profit for services for the years ended July 31, 2003 and July 31,2002 totaled $255,633 and $261,714, respectively, representing 32.6% and 30% of service revenue. The decrease in gross profit for services of $6,081 is a result of the increase in placements of positions that realize a lower profit margin and a decrease in managerial positions that possess a high-end margin.

     Selling, General and Administrative expense for the years ended July 31,2003 and July 31, 2002 totaled $1,584,988 and $1,813,587, respectively. The
Company attributed the decrease of $228,599 in selling, general and administrative expense to a reduction of payroll from the layoff of two employees and a decrease in employee benefits.

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

     The Company's interest expense for the fiscal year ended July 31, 2003 totaled $(17,432), compared to $(11,684) for fiscal year ended July 31, 2002. The Company's interest expense for both fiscal 2003 and 2002 was due to interest payments on the Company's line of credit through Unity Bank; the maturity date of this line of credit is December 17, 2003.

     As a result of the foregoing, the Company reported a net loss from continuing operations of $(1,376,683) or $(1.51) per share for fiscal 2003,compared to a net loss from continuing operations of $(3,103,410) or $(8.18) per share for fiscal 2002.

     The net loss from discontinued operations for fiscal year ended July 31,2003 totaled $(28,876) or $0 per share and for fiscal year ended July 31, 2002 totaled $18,516 or $(0.05) per share. The discontinued operations were a result of the Rescission of the Asset Purchase Agreement for the Company's former computer sales and manufacturing company.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at July 31, 2004 was $285,360 compared to $630,316 at year ended July 31, 2003. The decrease in the working capital is attributable to the issuance of convertible debentures, of which the proceeds were partially used for general and administrative expenses.

     Accounts receivable have increased from $88,778 as of July 31, 2003 to $148,171 at July 31, 2004. This increase of $59,393 is the result of increased sales during the 4th quarter.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2004, Rosenberg Rich Baker Berman & company resigned and provided written notice to the Company that the auditor-client relationship had ceased. The Company filed a Form 8-K wherein it stated: "The reports of Rosenberg Rich Baker Berman & Company on the consolidated financial statements of the Company and its subsidiaries for the Company's last two fiscal years did not Contain an adverse opinion or a disclaimer of opinion." On September 21, 2004, the Company engaged Bagell, Josephs & Company, LLC as the independent accountant for the Registrant to audit the Company's financial statements.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   MANAGEMENT
                        Directors and Executive Officers

     The following table sets forth certain information regarding the officers and directors of the Company as of October 27, 2004.

NAME               AGE   POSITION
----               ---   --------
Robert S. Benou     69   Chairman, Chief Executive Officer,
                         Chief Financial Officer and Director
Marc R. Benou       36   President, Chief Operating Officer,
                         Secretary and Director
Louis S. Massad     66   Director
Edward J. Rielly    36   Director
Thomas Fogg         68   Officer, Vice President-Engineering

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

Audit Committee.

     The Company's Board of Directors has determined that Louis Massad is the Audit Committee's Financial Expert.

     The Company has a standing Audit Committee, the members of which are, Louis Massad and Edward J. Rielly.

Section 16(a) Compliance.

     Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended July 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that, as a result of inadvertent oversight, Forms 4 for Messrs. Marc Benou, Robert Benou, Rielly and Fogg were not timely filed. These have since been filed.

Code of Ethics.

     The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company's internet website www.conolog.com.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid to, accrued and forgiven by each executive officer during fiscal 2004.

                           SUMMARY COMPENSATION TABLE

                                    Annual                  Long Term
                                 Compensation             Compensation
                              -----------------    -------------------------
                                                                   Closing
                                                                  Price of
                                                                   Common
                                                                Stock on the
                                                                 Date of the   Securities
                              Fiscal               Restricted    Restricted    Underlying
                               Year-                  Stock         Stock        Options
Name and Principal Position     End     Salary       Awards        Award*       /SARS (#)
---------------------------   ------   --------    ----------   ------------   ----------
Robert Benou,                  2004    $312,000*     390,000        $4.49           0
Chairman, Chief                2003    $291,666*           0        $0.00           0
Executive Officer,             2002    $271,000*      90,000        $7.00           0
Chief Financial Officer
and Director
Marc Benou, President,         2004    $ 98,500**    340,000        $4.49           0
Chief Operating                2003    $ 91,000**          0        $0.00           0
Officer, Secretary and         2002    $ 83,500**     70,200        $7.00           0
Director

     * For the fiscal year ended July 31, 2002, Robert Benou forgave $142,499 of his salary. For the fiscal years ended July 31, 2004 and 2003, Robert Benou forgave his entire salary for such fiscal years.

     **For the fiscal year ended July 31, 2002, Marc Benou forgave $2,773 of his salary. For the fiscal year ended July 31, 2003, Marc Benou forgave $54,644 of his salary and for the fiscal year ended July 31, 2004, Mr. Benou forgave $63,500 of his salary.

     Note: During the fiscal years ended July 31, 2004, 2003 and 2002, Robert Benou received Other Compensation in the form of a car allowance amounting to $ 12,780 in each of the above mentioned fiscal years.

     The options granted during the fiscal year ended July 31, 2001 were granted under the 2000/2001 Stock Option Plan, were exercisable at $1.60 per share and have all been exercised.

                              EMPLOYMENT AGREEMENTS

     Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou's annual base salary is $310,000 and increases by $20,000 annually. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company's annual "income before income tax provision" as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

     Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou's base salary is $98,000 and he receives annual increases of $6,000. Mr. Benou is entitled to an annual bonus equal to 3% of the Company's annual "income before income tax provision" as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 15, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 % of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

     The applicable percentage of ownership is based on 4,181,076 shares of our Common Stock issued and outstanding as of October 19, 2004.

-------------------------------------------------------------------
      Name and Address        Amount and Nature of
    of Beneficial Owner       Beneficial Ownership   % of Ownership
-------------------------------------------------------------------
Robert S. Benou                      250,000              7.27%
Chairman, CEO, CFO and
Director
-------------------------------------------------------------------
Marc R. Benou                        223,786              6.51%
President, COO, Secretary
and Director
-------------------------------------------------------------------
Louis Massad, Director                11,500                  *
-------------------------------------------------------------------
Thomas Fogg, Vice president           20,000                  *
-Engineering
-------------------------------------------------------------------
Edward J. Rielly, Director             5,000                  *
-------------------------------------------------------------------
All Executive Officers and           510,286             14.22%
Directors as a Group
(5 Persons)
-------------------------------------------------------------------
                                                                  * Less than 1%

The address for these individuals is: c/o Conolog Corporation, 5 Columbia Road, Somerville, New Jersey 08876.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert Benou, our Chairman, Chief Executive Officer and Chief Financial Officer has made a series of non-recourse loans to the Company totaling $326,428. The Company repaid $158,000 of the total balance during the fiscal year ended July 31, 2004. Of the remaining amount, $91,000 has been forgiven by Mr. Benou, leaving a balance of $77,428 for the fiscal year ended July 31, 2004. Each loan bears an interest rate of 4.00% and must be paid by the Company one year from the date the loan is made.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     See  index of exhibits annexed hereto.

(b)  Reports on form 8K

     See Securities and Exchange Commission internet web site

                                Index of Exhibits

Exhibit No.   Description of Exhibits
-----------   -----------------------
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

14.1          Code of Ethics(4)

21.1          List of Subsidiaries*

31.1          Rule 13a-14a/15d-14a Certification of Robert Benou*

31.2          Rule 13a-14a/15d-14a Certification of Marc Benou*

32.1          Section 1350 Certification of Robert Benou*

32.2          Section 1350 Certification of Marc Benou*

--------
*    Filed herewith

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the SEC on November 14, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Conolog Corporation


                                        By: /s/ Robert S. Benou
                                            ------------------------------------
October 28, 2004                        Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.


October 28, 2004                        /s/ Robert S. Benou
                                        ----------------------------------------
                                        Chairman, Chief Executive Officer and
                                        Chief Financial Officer


October 28, 2004                        /s/ Marc R. Benou
                                        ----------------------------------------
                                        President, Chief Operating Officer,
                                        Secretary and Director


October 28, 2004                        /s/ Louis S. Massad
                                        ----------------------------------------
                                        Director


October 28, 2004                        /s/ Edward J. Rielly
                                        ----------------------------------------
                                        Director

                      Conolog Corporation and Subsidiaries

                        Consolidated Financial Statements

                                  July 31, 2004

                           Annual Report on Form 10-K

                         Item 8, Item 14 (a)(1) and (2)

                        Consolidated Financial Statements

                            Year Ended July 31, 2004

                      Conolog Corporation and Subsidiaries

                             Somerville, New Jersey

                       Form 10-K - Item 14 (a) (1) and (2)
                 Index to the Consolidated Financial Statements
                      Conolog Corporation and Subsidiaries
                                  July 31, 2004

                                                                         Page
                                                                      ----------
The following consolidated financial statements of the registrant are included in Item 14:

   Independent Auditors' Report....................................   F-1 - F2

   Consolidated Balance Sheet......................................   F-3 - F-4

   Consolidated Statements of Operations...........................   F-5

   Consolidated Statements of Stockholders' Equity.................   F-6

   Consolidated Statements of Cash Flows...........................   F-7 - F-8

   Notes to the Consolidated Financial Statements..................   F-9 - F-16

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conolog Corporation
Somerville, New Jersey

We have audited the accompanying consolidated balance sheet of Conolog Corporation and Subsidiaries (the "Company") as of July 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and its Subsidiaries as of July 31, 2004, and the results of its operations, changes in stockholders' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbbsboro, New Jersey

October 21, 2004

               MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

To the Board of Directors of
Conolog Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, cash flows and stockholders' equity of Conolog Corporation and Subsidiaries for the year ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                           Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 3, 2003

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2004

                                     ASSETS
Current Assets

   Cash                                                                  $1,119,768
   Accounts receivable - net allowance for doubtful accounts of $1,000      148,171
   Note receivable                                                               --
   Current portion of note receivable                                         7,920
   Inventory                                                                500,000
   Other current assets                                                      44,099
                                                                         ----------

         Total Current Assets                                             1,819,958
                                                                         ----------

Property, Plant and Equipment
      Machinery and equipment                                             1,328,898
      Furniture and fixtures                                                409,459
      Computer software                                                     147,203
      Leasehold improvements                                                 30,265
                                                                         ----------
                                                                          1,915,825
      Less accumulated depreciation and amortization                      1,821,215
                                                                         ----------
                                                                             94,610

Inventory                                                                 1,424,417

Note receivable, net of current portion                                     140,720
                                                                         ----------

         Total Assets                                                    $3,479,705
                                                                         ==========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

      Accounts payable                                                   $    209,575
      Accrued expenses                                                         66,734
      Loan from officer                                                        77,427
      Accrued legal fees                                                       74,417
      Accrued payroll                                                          12,445
      Convertible debt                                                      1,094,000
                                                                         ------------

         Total Current Liabilities                                          1,534,598
                                                                         ------------

Stockholders' Equity:

   Preferred stock, par value $.50; Series A; 4% cumulative; 162,000
      shares authorized; 155,000 shares issued and outstanding                 77,500

   Preferred stock, par value $.50; Series B; $.90 cumulative; 50,000
      shares authorized; 1,197 shares issued and outstanding                      597

   Common stock, par value $0.01; 20,000,000 shares authorized; issued
       2,879,001 shares, including 220 shares held in treasury                 28,795

   Contributed capital                                                     25,895,647

   Contributed capital - warrants                                           1,599,401

   Retained (deficit)                                                     (25,400,429)

   Treasury shares at cost                                                   (131,734)

   Prepaid consulting                                                        (124,670)
                                                                         ------------

         Total Stockholders' Equity                                         1,945,107
                                                                         ------------

         Total Liabilities and Stockholders' Equity                      $  3,479,705
                                                                         ============

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                             Year Ended July 31,
                                                          -------------------------
                                                              2004         2003
                                                          -----------   -----------
Product revenue                                           $   963,008   $   604,264

Costs of product revenue                                      913,561       352,225
                                                          -----------   -----------
Gross Profit                                                   49,447       252,039
                                                          -----------   -----------
Operating Expenses
   Selling, general and administrative                      1,522,714     1,136,061
   Stock based compensation                                 3,592,000       443,135
   Impairment of goodwill                                          --       322,338
                                                          -----------   -----------
         Total Operating Expenses                           5,114,714     1,901,534
                                                          -----------   -----------

Loss Before Other Income (Expense)                         (5,065,267)   (1,649,495)
                                                          -----------   -----------

Other Income (Expense)
      Interest income                                           7,034        13,711
      Interest expense                                     (1,220,960)      (17,432)
      Other Expense                                                --       (18,148)
      Other Income                                              3,307        91,000
                                                          -----------   -----------
         Total Other Income (Expense)                      (1,210,619)       69,131
                                                          -----------   -----------

Loss From Continuing Operations
   Before Income Taxes                                     (6,275,886)   (1,580,364)
Benefit from Income Taxes                                          --       323,959
                                                          -----------   -----------

Loss From Continuing Operations                            (6,275,886)   (1,256,405)

Discontinued Operations:
   Loss From Discontinued Operations (Net of
      income tax benefit of $0)                               (94,515)     (149,154)

   (Loss) Gain From Disposal of Discontinued Operations
      (Net of income tax expense of $0)                      (127,889)       24,446
                                                          -----------   -----------

Net Loss                                                  $(6,498,290)  $(1,381,113)
                                                          ===========   ===========

Loss Per Common Share - Continuing Operations             $     (4.08)  $     (1.38)
                                                          ===========   ===========
Income Per Common Share - Discontinuing Operations        $     (0.14)  $     (0.13)
                                                          ===========   ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity

                                             Series A    Series B                             Contributed     Retained
                                             Preferred   Preferred    Common    Contributed     Capital-      Earnings
                                               Stock       Stock       Stock      Capital       Warrants      (Deficit)
                                             ---------   ---------   --------   -----------   -----------   ------------
Balance at July 31, 2002                      $77,500       $597     $ 49,805   $20,494,003    $       --   $(17,512,666)

Forgiveness of salary by officer                   --         --           --        95,000            --             --
Common shares issued to employees                  --         --       15,253       650,094            --             --
Common shares issued to consultants                --         --          925        27,223            --             --
Common shares issued for commissions               --         --            6           270            --             --
Shares issued for services to be provided          --         --        3,100       248,900            --             --
Forgiveness of salary by Employees                 --         --           --       247,622            --             --
Effect of 1-for-10 reverse stock Split             --         --      (56,090)       56,090            --             --
Write-off of subscription Receivable               --         --           --       (93,750)           --             --
Amortization of consultant services                --         --           --            --            --             --
Net loss for the year                              --                                    --            --     (1,381,113)
Dividends                                          --         --           --         4,180            --         (4,180)
                                              -------       ----     --------   -----------    ----------   ------------

Balance at July 31, 2003                      $77,500       $597     $ 12,999   $21,729,632    $       --   $(18,897,959)
                                              -------       ----     --------   -----------    ----------   ------------

Common shares issued to Directors             $    --       $ --     $  8,000   $ 3,584,000    $       --   $         --
Common shares issued to Consultants                --         --            5           527            --             --
Issuance of warrants with convertible debt         --         --           --            --     1,200,000             --
Conversion of debt                                 --         --        1,000       105,000            --             --
Common shares and warrants
   issued in subscription agreement                --         --        4,791       284,308       399,401             --
Shares issued for services to Be provided          --         --        2,000       188,000            --             --
Amortization of consultant Services                --         --           --            --            --             --
Amortization of deferred Compensation              --         --           --            --            --             --
Net loss for the year                              --         --           --            --            --     (6,498,290)
Dividends                                          --         --           --         4,180            --         (4,180)
                                              -------       ----     --------   -----------    ----------   ------------
Balance at July 31, 2004                      $77,500       $597     $ 28,795   $25,895,647    $1,599,401   $(25,400,429)
                                              =======       ====     ========   ===========    ==========   ============

                                                                                        Consultant       Total
                                             Treasury    Subscription     Deferred     Services to   Stockholders'
                                               Stock      Receivable    Compensation   be Provided       Equity
                                             --------    ------------   ------------   -----------   -------------
Balance at July 31, 2002                     $(131,734)    $(93,750)     $       --     $ (70,196)    $ 2,813,559

Forgiveness of salary by officer                    --           --              --            --          95,000
Common shares issued to employees                   --           --        (222,212)           --         443,135
Common shares issued to consultants                 --           --              --            --          28,148
Common shares issued for commissions                --           --              --            --             276
Shares issued for services to be provided           --           --              --      (252,000)             --
Forgiveness of salary by Employees                  --           --              --            --         247,622
Effect of 1-for-10 reverse stock Split              --           --              --            --              --
Write-off of subscription Receivable                --       93,750              --            --              --
Amortization of consultant services                 --           --              --       253,738         253,738
Net loss for the year                               --           --              --            --      (1,381,113)
Dividends                                           --           --              --            --              --
                                             ---------     --------      ----------     ---------     -----------

Balance at July 31, 2003                     $(131,734)    $     --      $ (222,212)    $ (68,458)    $ 2,500,365
                                             ---------     --------      ----------     ---------     -----------

Common shares issued to Directors            $      --     $     --      $       --     $      --     $ 3,592,000
Common shares issued to Consultants                 --           --              --            --             532
Issuance of warrants with convertible debt          --           --              --            --       1,200,000
Conversion of debt                                  --           --              --            --         106,000
Common shares and warrants
   issued in subscription agreement                 --           --              --            --         688,500
Shares issued for services to Be provided           --           --              --      (190,000)             --
Amortization of consultant Services                 --           --              --       133,788         133,788
Amortization of deferred Compensation               --           --         222,212            --         222,212
Net loss for the year                               --           --              --            --      (6,498,290)
Dividends                                           --           --              --            --              --
                                             ---------     --------      ----------     ---------     -----------
Balance at July 31, 2004                     $(131,734)    $     --      $       --     $(124,670)    $ 1,945,107
                                             =========     ========      ==========     =========     ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                       Year Ended July 31,
                                                                    -------------------------
                                                                        2004          2003
                                                                    -----------   -----------
Cash Flows From Operating Activities
      Continuing Operations Net Loss                                $(6,275,886)  $(1,256,405)
      Adjustments to Reconcile Net Loss to Net Cash (Used in)
         Provided by Operating Activities
      Net (loss) gain on sale of subsidiaries                          (127,889)       24,446
      Impairment of goodwill                                                 --       322,338
      Common stock for commissions and consulting                           593            --
      Common stock base compensation                                  3,592,000       443,135
      Amortization of prepaid consulting expense                        133,788       253,738
      Amortization of deferred compensation                             222,212
      Warrants issued with convertible debt                           1,200,000            --
      Depreciation                                                       41,255        57,394
(Increase) Decrease in Operating Assets
      Accounts receivable                                              (114,639)      (22,070)
      Inventories                                                        24,711       281,802
      Other current assets                                              (19,959)        2,433
      Other assets                                                           --          (300)
      Deferred income taxes                                             323,959      (123,662)
Increase (Decrease) in Operating Liabilities
      Accounts payable                                                   97,263        54,120
      Accrued expenses and other liabilities                               (189)        1,095
                                                                    -----------   -----------
         Net Cash (Used in) Provided by Continuing Operations          (902,781)       38,064
                                                                    -----------   -----------

Discontinued Operations
      Net (loss)                                                        (94,515)     (149,154)
      Change in net assets of discontinued operations                   230,995      (443,419)
                                                                    -----------   -----------
         Cash Provided by (Used in) Discontinued Operations             136,480      (592,573)
                                                                    -----------   -----------
         Net Cash Used in Operating Activities                         (766,301)     (554,509)
                                                                    -----------   -----------

Cash Flows From Investing Activities
   Purchase of equipment and leasehold improvements                          --        (8,900)
                                                                    -----------   -----------
         Net Cash Used in Investing Activities                               --        (8,900)
                                                                    -----------   -----------

Cash Flows From Financing Activities
   Repayment of line of credit                                         (250,000)           --
   Proceeds from loan from officer                                       44,498            --
   Proceeds from issuance of convertible debentures                   1,200,000            --
   Proceeds from issuance of stock and warrants                         688,500            --
   Proceeds from other loan                                                  --       123,928
   Proceeds from note receivable                                         97,629        42,539
   Proceeds from sale of subsidiary                                      34,000       300,000
                                                                    -----------   -----------
         Net Cash Provided by Financing Activities                    1,814,627       466,467
                                                                    -----------   -----------
Net Increase (Decrease) in Cash and Equivalents                       1,048,326       (96,942)
Cash and Equivalents at Beginning of Period                              71,442       168,384
                                                                    -----------   -----------
Cash and Equivalents at End of Period                               $ 1,119,768   $    71,442
                                                                    ===========   ===========

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued)

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

                                                             Year Ended July 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
   Interest                                                  $ 12,294   $ 17,432

Noncash investing and financing activities:

   Conversion of debentures                                   106,000         --

   Common stock issued for prepaid consulting services        124,670    252,000

   Forgiveness of loan from officer                                --     91,000

   Notes payable issued for sale of ICM                            --    287,350

   Write-off of subscription receivable                            --     93,750

See notes to the consolidated financial statements.

                      Conolog Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  July 31, 2004

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

          The Company formed a wholly owned Subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January, 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries. In March 2004 the Company ceased operating its staffing business. The assets of the Company's wholly-owned subsidiary, Nologoc, Inc. trading at Atlas Design, were sold to the Company's vice-president of operations of Atlas Design.

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

     Property, Plant and Equipment

          Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Depreciation and amortization was $41,255 and $57,394 for the years ended July 31, 2004 and 2003, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Research and Development

          Research and Development costs are expensed as incurred.

     Revenue Recognition

          Revenue from product sales are recognized at the time of shipment; products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete as long as the collection of the resulting receivable is probable.

          Revenue from services provided under time and material contracts are recognized as services are provided by the temporary, contract or leased employees. Revenue from direct placements or "fixed fee contracts" is recognized at the time the candidate begins the first full day after the completion of a 30-day contingency period. Revenue from permanent placements, which are also considered fixed fee contracts, is recognized at the time the candidate begins the first full day after the completion of a required amount of temporary hours as stipulated in the Temp to Perm contract. Revenue from services is included loss from discontinued operations on the Consolidated Statement of Operations.

     Advertising Costs

          Advertising costs are charged to operations when incurred. Advertising expense was $6,994 and $9,941 for the years ended July 31, 2004 and 2003, respectively.

     Shipping and Handling Costs

          Shipping and handling costs are expensed as incurred and amounted to $25,627 and $16,770 for the years ended July 31, 2004 and 2003, respectively.

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

     Limitations on Fair Value Estimates

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

     Loss Per Share of Common Stock

          Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earning per share available to common shareholders. The number of weighted average shares used in the computations were 1,537,801 and 917,349 for 2004 and 2003 respectively. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2004 and 2003 would be anti-dilutive. The following transactions occurred after July 31, 2004, which, had they taken place during fiscal 2004, would have changed the number of shares used in the computations of earnings per share: (1) $1,094,000 debenture was converted into 1,032,075 common shares were issued; (2) 270,000 common shares were issued as a result of warrants being exercised.

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

INVENTORY

     At July 31, 2004 inventory consisted of the following:

     Finished goods         $  783,348
     Work-in-process            14,790
     Raw materials           1,126,279
                            ----------
                            $1,924,417
                            ==========

Inventory of $1,424,417 was classified as non-current as only the amount the Company expects to realize in the next operating cycle has been classified as current.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

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

OPERATING LEASE COMMITMENTS

     The Company leases their facilities and various equipment under operating leases. Total rental expense for all operating leases of the Company amounted to approximately $54,302 and $36,256 during the years ended July 31, 2004 and 2003, respectively. The Company currently leases its facilities on a month-to-month basis.

INCOME TAXES

     The income tax (benefit) is comprised of the following:

                                               July 31,
                                           ----------------
                                           2004     2003
                                           ----   ---------
     Current Income Taxes
        Federal                             $--   $      --
        State                                --    (323,959)
                                            ---   ---------
                                            $--   $(323,959)
                                            ===   =========

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

     A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

                                              July 31,
                                           -------------
                                            2004    2003
                                           -----   -----
     Federal statutory tax rate             34.0%   34.0%
     Valuation Allowance on Net
        Operating Loss Carryover           (34.0)  (15.0)
     Permanent and other differences                  --
                                           -----   -----
                                              --%   19.0%
                                           =====   =====

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

At July 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $32,900,000, which is available to offset future Federal and State taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

                                        Federal        State
                                      -----------   -----------
2007                                  $        --   $ 2,740,000
2008                                           --     3,270,000
2010                                           --        90,000
2011                                           --     6,400,000
2013                                      250,000            --
2014                                    1,230,000            --
2015                                      960,000            --
2017                                      550,000            --
2018                                    1,660,000            --
2019                                      860,000            --
2020                                    2,140,000            --
2021                                    2,650,000            --
2022                                    3,150,000            --
2023                                      550,000            --
2024                                    6,400,000            --
                                      -----------   -----------
                                      $20,400,000   $12,500,000
                                      ===========   ===========

The Company's deferred tax asset is comprised of the following temporary differences:

                                                           Federal      State
                                                        -----------   ---------
Net operating losses and tax credit carryforwards       $ 5,710,000   $ 750,000
Less: valuation allowance                                (5,710,000)   (750,000)
                                                        -----------   ---------
   Net Deferred Tax Assets                              $        --   $      --
                                                        ===========   =========

The net change in the valuation allowance for the year ended July 31, 2004 was approximately $1,340,000.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

LOAN FROM OFFICER

     Loan from officer represents advances made by an officer of the company. The advances are due one year after the date of receipt and bear interest at a rate of 4% per annum. Total advances made by the officer during the year were $202,500. Repayments to the officer were $158,000. The balance due to the officer at July 31, 2004 was $77,427.

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

PROFIT SHARING PLAN

     The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2004 and 2003.

     The Plan also provides an employee savings provision (401(k) plan) whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust.

SHAREHOLDERS' EQUITY

     On January 10, 2003, the Board of Directors authorized a 1 for 10 reverse stock split of the Company's $.01 par value common stock.

     The Series A Preferred Stock provides 4% cumulative dividends, which were $108,383 ($0.70 per share) in arrears at July 31, 2004. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $48,000 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

     The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $35,616 ($29.76 per share) in arrears at July 31, 2004. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock.

     The Company has reserved 155,059 shares of Common Stock for Series A and B Preferred Stock.

     On July 29, 2004, the Company entered into a subscription agreement with a group of investors for common stock and warrants to purchase shares of common stock. The Company sold to the investors 479,000 shares of common stock and 200,000 warrants with an exercise price of $1.84, which expire on July 30,2029. The Company received $688,500 in exchange for the shares and warrants. The warrants were valued using the Black-Scholes option valuation model with a resulting allocation of the aggregate proceeds from the subscription attributable to the warrants of $399,401. The following assumptions were utilized to value the warrants: price per share of common stock of $1.84; expected life of five years; expected volatility of 149%; a risk free interest rate of 3.7%; and an expected yield of 0.0%.

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

SHAREHOLDERS' EQUITY (Continued)

     A summary of the Company's warrant activity is as follows:

                                           Year Ended July 31, 2004
                                           ------------------------
                                                         Weighted-
                                                          average
                                             Number of   exercise
                                             Warrants      price
                                             ---------   ---------
     Balance at July 31, 2003                      --         --
     Issued                                   470,000      $1.69
     Forfeited                                     --         --
                                              -------      -----
     Balance at July 31, 2004                 470,000      $1.69
                                              =======      =====

CONVERTIBLE DEBENTURES

     On April 26, 2004, the Company entered into a Securities Purchase Agreement with an investor, whereby the Company issued and sold to the investor, in a private placement, a $1,200,000 principal amount Secured Convertible Term Note and a warrants to purchase 270,000 shares of common stock. The principal amount of the note is repayable at the rate of $50,000 per month, plus accrued interest, if any, commencing on May 1, 2005 and may be paid at the investors' option in cash or shares of the Company's common stock at the conversion rate of $1.06.

     The 270,000 warrants expire April 26, 2011 and have a weighted average exercise price of 1.59. The warrants were valued using the Black-Scholes option valuation model with a resulting allocation to interest expense of $1,200,000. The following assumptions were utilized to value the warrants: price per share $4.55; expected life of seven years; expected volatility of 151%; a risk free interest rate of 3.4%; and an expected yield of 0.0%.

     During the year ended July 31, 2004, $106,000 of principal was converted into 100,000 common shares.

MAJOR CUSTOMERS

     The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

                  Sales to Major   Number of   Percentage of
     Year Ended      Customers     Customers       Total
     ----------   --------------   ---------   -------------
        2004         $414,684          2           49.0%
        2003         $665,668          3           44.5%

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

                      Conolog Corporation and Subsidiaries
          Notes to the Consolidated Financial Statements - (Continued)

STOCK OPTION PLAN (Continued)

     As of July 31, 2004, there had been no shares granted under the 2002 Plan.

PREPAID CONSULTING

     The Company issued 200,599 shares of common stock to various consultants for services. 200,000 of the shares issued were for services that extend into the future and are amortized monthly over the period of the agreement. 599 of the shares issued were for services performed in fiscal year 2004 and were expensed in value at the date of the agreement, as there was no readily determinable value for the consulting services provided or to be provided. The Company accounted for the prepaid value of consulting services in accordance with EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.

DISCONTINUED OPERATIONS

     On October 22, 2002, the Company entered an agreement to rescind the Asset Purchase Agreement between Conolog and Independent Computer Maintenance Corporation ("ICM"). Under the rescission agreement, the Company and ICM agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement to the extent they still exist to Natony Corp., the former seller. The return of purchase price paid for the assets was $600,000, $300,000 in cash, at closing, a note receivable for $150,000 payable over 24 monthly in equal installments of $6,750 beginning December 31, 2002 and a note receivable of $142,340 ($150,000 less fees of $7,660)
     unsecured and payable over 10 years beginning December 2004 bearing an interest rate of 5% per annum. The outstanding balance of the $142,340 note receivable at July 31, 2004 is $148,640 which includes $6,300 of the accrued interest. Net sales of ICM were $0 and $116,687 for the years ended July 31, 2004 and 2003, respectively.

     On April 30, 2004, the Company sold the assets of its' wholly owned subsidiary, Nologoc Corporation, T/A Atlas Design, Incorporated. The decision to sell the component was based on the intensely competitive and highly fragmented nature of the placement services business. The subsidiary was sold to the Company's vice-president of operations of Atlas Design. The Company received $34,000 of proceeds and recorded a loss from the disposal of $127,889. Net sales of Atlas Design, Incorporated were $439,174 and $783,195 for the years ended July 31, 2004 and 2003, respectively.

SUBSEQUENT EVENTS

     The Company did not meet its minimum financial requirement of $2,500,000 in Stockholders' Equity for continued listing on the NASDAQ Small Cap Market. This deficiency was cured subsequent to July 31, 2004 when (1) the remaining principal balance of $1,904,000 from the issuance of convertible debentures during the fiscal year ended July 31, 2004, was converted into 1,032,075 common shares (2) Additionally, warrants expiring April 26, 2011 were exercised resulting in the issuance of 270,000 common shares in exchange for $429,300. The effect on Stockholders' Equity, as of August 9, 2004 is an increase in the Equity balance of $1,523,300, increasing Stockholders' Equity to $3,468,407, from its July 31, 2004 balance of $1,945,107.