Form 10QSB
period 2004-10-31
CONOLOG CORP
filed 2004-12-13
CIK 23503

                                   Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2004

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


            Class                       Shares Outstanding at November 15,
                                    2004, 2004 (Inclusive of Treasury Stock)
Common Stock, $.001 par value                      4,181,077

                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets October 31, 2004 (Unaudited) and July 31, 2004

              Condensed Consolidated Statement of Operations for the Three months ended October 31, 2004 (Unaudited) and 2003 (Unaudited)

              Condensed Consolidated Statements of Cash Flows for the Three months ended October 31, 2004 (Unaudited) and 2003 (Unaudited)

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

Item 3.       DEFAULTS UPON SENIOR SECURITIEIS

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.       OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES AND CERTIFICATIONS

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets


                    Assets
                                                                    October 31, 2004      July 31, 2004
                                                                       (Unaudited)           (Audited)
                                                                       -----------           ---------
         Current Assets

         Cash                                                          $1,019,619             $1,119,768
         Accounts Receivable - net of allowance
           for doubtful accounts of $ 1,000                               106,698                148,171
         Current  portion of note receivable                                7,920                  7,920
         Inventory                                                        500,000                500,000
         Other Current Assets                                             257,935                 44,099
                                                                       ----------             ----------
                  Total Current Assets                                  1,892,172              1,819,958
                                                                       ----------             ----------

         Property, Plant and Equipment
         Machinery and Equipment                                        1,334,516              1,328,898
         Furniture and fixtures                                           409,459                409,459
         Computer software                                                147,203                147,203
         Leasehold improvements                                            30,265                 30,265
                                                                       ----------             ----------
                                                                        1,921,443              1,915,825
Less accumulated depreciation and amortization                          1,821,215              1,821,215
                                                                       ----------             ----------
         Net                                                              100,228                 94,610

         Inventory                                                      1,424,989              1,424,417

Notes receivable, net of current portion                                  140,720                140,720
                                                                       ----------             ----------

                  Total Assets                                         $3,558,109             $3,479,705
                                                                       ----------             ----------








See notes to the condensed consolidated financial statements

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets


         Liabilities and Stockholders' Equity
                                                                            October 31, 2004      July 31, 2004
                                                                               (Unaudited)           (Audited)
                                                                            ----------------       -------------
         Current Liabilities

         Accounts payable                                                      $     76,513       $    209,575
         Accrued expenses                                                            19,174             66,734
         Loan from Officer                                                           67,428             77,427
         Accrued legal fees                                                            --               74,417
         Accrued payroll                                                               --               12,445
         Convertible debt                                                              --            1,094,000
                                                                               ------------       ------------
                  Total Current Liabilities                                         163,115          1,534,598
                                                                               ------------       ------------

         Stockholders' Equity

Preferred stock, par value $ .50; Series A; 4% cumulative; 162,000 shares
     authorized; 155,000 shares issued and outstanding                               77,500             77,500

Preferred stock, par value $ .50; Series B; $ .90 cumulative;
     50,000 shares authorized; 1,197 shares issued and outstanding                      597                597

Common stock, par value $ .01; 20,000,000 shares authorized;
     4,181,077 and 2,879,001 shares issued and outstanding at                        41,816             28,795
     October 31, 2004 and July 31, 2004, respectively, including
     220 shares held in treasury

Contributed capital                                                              28,605,926         25,895,647

Contributed capital - warrants                                                      399,401          1,599,401

Retained (deficit)                                                              (25,520,592)       (25,400,429)

Treasury shares at cost                                                            (131,734)          (131,734)

Prepaid Consulting                                                                  (77,920)          (124,670)
                                                                               ------------       ------------
     Total Stockholders' Equity                                                   3,394,994          1,945,107
                                                                               ------------       ------------
     Total Liabilities and Stockholders' Equity                                $  3,558,109       $  3,479,705
                                                                               ------------       ------------



See notes to the condensed consolidated financial statements

                               Conolog Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                         For the Three Months Ended October 31,
                                                         --------------------------------------
                                                             2004                   2003
                                                             ----                   ----
Product Revenue                                          $   179,640            $   237,717

Cost of product revenue                                      126,592                142,630
                                                         -----------            -----------

         Gross Profit                                         53,048                 95,087

Selling, general and administrative                          392,153                255,629
                                                         -----------            -----------

         Loss from operations                               (339,105)              (160,542)
                                                         -----------            -----------

Other Income (Expense)
         Interest income                                       2,472                      3
         Interest expense                                       --                   (8,686)
                                                         -----------            -----------

         Total other income (expense)                          2,472                 (8,683)
                                                         -----------            -----------
Loss from continuing operations, before
         Income Taxes                                       (336,633)              (169,225)

Benefit from Income Taxes                                    216,470                   --
                                                         -----------            -----------

Loss from continuing operations                             (120,163)              (169,225)

Earnings from Discontinued Operations                           --                   62,127
                                                         -----------            -----------

         Net Loss                                        $  (120,163)           $  (107,098)
                                                         -----------            -----------

Loss per share from continuing operations                $      (.03)           $      (.13)
                                                         -----------            -----------

Earnings per share from
         discontinued operations                         $      --              $       .05
                                                         -----------            -----------


Average Number of Shares of Common
         Stock Outstanding                                 3,532,573              1,300,013
                                                         -----------            -----------



See notes to condensed consolidated financial statements

                               Conolog Corporation
                      Statements of Consolidated Cash Flows
              For the Three Months Ended October 31, 2004 and 2003
                                   (Unaudited)

                                                                   2004                  2003
                                                                   ----                  ----
NET CASH FLOWS FROM ACTIVITIES:
Net Loss                                                      $   (120,163)           $  (107,098)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation                                                          --                    7,410
Amortization of deferred compensation                                 --                   99,217
Amortization of prepaid consulting expense                          46,750                 17,115
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                          41,473               (236,421)
Decrease in other receivables                                         --                   71,072
(Increase) decrease in inventories                                    (572)                 9,369
(Increase) decrease in other current assets                       (213,836)                14,838
Decrease in other assets                                              --                    2,235
Increase (decrease) in accounts payable                           (133,062)                12,644
(Decrease) in accrued expenses and other liabilities              (134,421)               (23,552)
                                                              ------------            -----------

Net cash (used in) operating activities                           (513,831)              (133,171)
                                                              ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                    (5,618)                  --
                                                              ------------            -----------

Net cash (used in) investing activities                             (5,618)                  --
                                                              ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from officer                                     (10,000)                  --
Proceeds from loan from officer                                       --                    6,500
Proceeds from issuance of stock for warrants                       429,300                   --
Proceeds from note receivable                                         --                  102,471
                                                              ------------           -----------
Net cash provided by financing activities                          419,300                108,971
                                                              ------------            -----------

NET (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                       (100,149)               (24,200)

CASH AND CASH EQUIVALENTS-
  BEGINNING OF PERIOD                                            1,119,768                189,816
                                                              ------------            -----------
CASH AND CASH EQUIVALENTS-
  END OF PERIOD                                               $  1,019,619            $   165,616
                                                              ------------            -----------

Supplemental Disclosure of Cash Flow
CASH PAID DURING THE YEAR -Interest expense                   $       --              $     8,686
                                                              ------------            -----------
NONCASH ACTIVITIES -Conversion of debentures                  $  1,094,000            $      --


The accompanying notes are an integral part of the consolidated financial statements

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

         These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2004. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2004. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended October 31, 2004 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2005.

NOTE 2 - SUBSEQUENT EVENTS

         During the three months ended October 31, 2004 (1) the remaining principal balance of $1,094,000 from the issuance of convertible debentures during the fiscal year ended July 31, 2004, was converted into 1,032,075 common shares. (2) Additionally, warrants expiring April 26, 2011 were exercised resulting in the issuance of 270,000 common shares in exchange for $429,300. The overall effect on Stockholders' Equity, as of October 31, 2004 is an increase in the Equity balance of $1,449,887, increasing Stockholders' Equity to $3,394,994.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:


                                                                           October 31,
                                                                         -----------------
                                                                       2004         2003
                                                                       ----         ----
         Product Revenues                                           $ 179,640      $ 237,717
         Costs and expenses                                           518,745        398,259
                                                                    ---------      ---------
Net Loss from Continuing Operations before Income Taxes              (339,105)      (160,542)
                                                                    ---------      ---------

Benefit from Income Taxes                                             216,470           --
Other income (expense)                                                  2,472         (8,683)
Earning (Loss) from Discontinued Operations                              --           62,127
                                                                    ---------      ---------

Net (Loss)                                                          $(120,163)     $(107,098)
                                                                    ---------      ---------


QUARTER ENDED OCTOBER 31, 2004

         Product revenues for the three months ended October 31, 2004 totaled $179,640 representing a decrease of 24% or $58,077 from $237,717 reported for the same three months last year. The Company attributed the decrease in revenue to a decrease in the Company's utility sales.

         Product Cost for the three months ended October 31, 2004 totaled $126,592 a decrease of 11% or $ 16,038 as compared to $142,630 for the three months ended October 31, 2003. Product Cost decreased as a result in decreased sales of 24% for the comparable periods.

         Gross profit for products for the three months ended October 31, 2004 totaled $53,048 representing 30% of revenues as compared to $95,087 or 40% of revenues for the three months ended October 31, 2003.The Company attributes the decrease in gross profit for products to an decrease in sales.

         Selling, general and administrative expenses increased from $255,629 for the three months ended October 31, 2003 to $392,153 for the three months ended October 31, 2004, which represents an increase of 53% or $136,524. The Company attributes the increase in Selling, General and Administrative expense over the three month period to an increase in administrative costs; such as, payroll reinstatements, professional fees and a charge relating to stock issued for engineering consulting services. In addition, the increase in sales and marketing efforts has also increased the expenses for the three month period ended October 31, 2004 and 2003.

         There were no Research and Development expenses for the three months ended October 31, 2004 and 2003.

         As a result of the foregoing, the Company reported a net loss from continuing operations of $120,163 or $0.03 per share compared to $169,225 or $0.13 per share for the three months October 31, 2004 and 2003, respectively.

LIQUIDITY AND FINANCIAL CONDITION

         Inventories from the Company's product segment increased from $1,924,417 from the year ended July 31, 2004 to $1,924,989 for the quarter ended October 31, 2004, an increase of $572. The Company continues to turn over existing inventory in lieu of purchasing additional inventory, however, with the increase in military demands some specialty purchases have been made.

         Accounts Receivable decreased to $106,698 at October 31, 2004 from $148,171 as of July 31, 2004, as a result of a decrease in the Company's product segment for the three months ended October 31, 2004. The decrease is attributed to a decrease in sales within the Company's utility division.

         On April 27, 2004 the Company issued a secured convertible debenture (the "Debenture") due on April 26, 2007 with a principal amount of $1,200,000 and an interest rate of 4% per annum. The proceeds of the Debenture were used to fund the Company's current operations and also to pay off its current line of credit. At October 31, 2004 this convertible debenture had been fully converted to 1,132,075 common shares, with an additional 270,000 warrants converted to common shares in exchange for $429,300.

         Conolog received initial orders for its PDR2000 during the fourth quarter of fiscal 2004, shipping them during the first quarter of fiscal 2005, and anticipates additional option modules that are currently being tested to be released in the near future.

         The Company expects to meet its cash requirements for the next
12 months through existing cash balances and cash generated from its operations.

STATEMENT REGARDING PRESENT OPERATIONS

         There were no material changes in the nature of the operations of the Registrant during the three months ended October 31, 2004. Detailed information is contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended July 31, 2004.

FORWARD LOOKING STATEMENTS

         This quarterly report contains certain "forward-looking statements" within the meaning of Section 27A of The Securities Act of 1933, as amended and section 21E of The Securities Act of 1934, as amended. Such Statements are subject to certain risks and uncertainties, including, among other things, significant variations in recognizing revenue due to customer-caused delays, and intense competition from more well known companies, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, among other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

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

1. Legal Proceedings - None

2. Changes in Securities - None

3. Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5. Other Information - None

6.(a)    Exhibits

         Number     Description
         -------    -----------
          31 (1)    Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
          31 (2)    Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer, President and Secretary
          32        Section 1350 Certification

6 (b)    Reports on Form 8-K

         See Securities and Exchange Commission internet web site


                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized


                                  CONOLOG CORPORATION


Date: December 3, 2004            By /s/ Robert S. Benou
                                     -------------------------------------------
                                     Chairman, Chief Executive Officer
                                     and Chief Financial Officer



Date: December 3, 2004            By /s/ Marc R. Benou
                                     -------------------------------------------
                                     President, COO, Secretary and Director