Form 10QSB
period 2005-01-31
CONOLOG CORP
filed 2005-03-16
CIK 23503

                                  Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number ___________ 0-8174________

                              Conolog Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                              22-1847286
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

                                     Shares Outstanding at March 1 (Inclusive of
            Class                                  Treasury Stock)
-----------------------------        -------------------------------------------
Common Stock, $.001 par value                         6,167,712

                                     INDEX

PART I    FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of January 31, 2005
          (Unaudited) and July 31, 2004 (Audited)

          Condensed Consolidated Statements of Operations for the Three months and Six months ended Janurary 31, 2005 (Unaudited) and January 31,
          2004 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Three months ended January 31, 2005 (Unaudited) and January 31, 2004 (Unaudited)

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES AND CERTIFICATIONS

                      Conolog Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                 January 31, 2005   July 31, 2004
                                                    (Unaudited)       (Audited)
                                                 ----------------   -------------
                    Assets
   Current Assets

   Cash                                             $  582,837        $1,119,768
   Accounts Receivable - net of allowance
      for doubtful accounts of $ 1,000                  34,109           148,171
   Current portion of note receivable                   14,864             7,920
   Inventory                                           500,000           500,000
   Other current assets                                311,198            44,099
                                                    ----------        ----------

      Total Current Assets                           1,443,008         1,819,958
                                                    ----------        ----------

   Property, Plant and Equipment
   Machinery and equipment                           1,348,898         1,328,898
   Furniture and fixtures                              409,459           409,459
   Computer software                                   147,203           147,203
   Leasehold improvements                               30,265            30,265
                                                    ----------        ----------
                                                     1,935,825         1,915,825
Less accumulated depreciation and amortization       1,845,597         1,821,215
                                                    ----------        ----------
   Net                                                  90,228            94,610

   Inventory                                         1,436,658         1,424,417

Notes receivable, net of current portion               131,299           140,720
                                                    ----------        ----------

      Total Assets                                  $3,101,193        $3,479,705
                                                    ----------        ----------

The accompanying notes are an integral part of the condensed consolidated financial statements

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                    January 31, 2005   July 31, 2004
                                                                       (Unaudited)       (Audited)
                                                                    ----------------   ------------
               Liabilities and Stockholders' Equity
      Current Liabilities

      Accounts payable                                                $    102,223     $    209,575
      Accrued expenses                                                         829           66,734
      Loan from Officer                                                      2,428           77,427
      Accrued legal fees                                                        --           74,417
      Accrued payroll                                                           --           12,445
      Convertible debt                                                          --        1,094,000
                                                                      ------------     ------------

         Total Current Liabilities                                         105,480        1,534,598
                                                                      ------------     ------------

      Stockholders' Equity

Preferred stock, par value $ .50; Series A; 4% cumulative;
   162,000 shares authorized; 155,000 shares issued
   and outstanding                                                          77,500           77,500

Preferred stock, par value $ .50; Series B; $ .90 cumulative;
   50,000 shares authorized; 1,197 shares issued and
   outstanding                                                                 597              597

Common stock, par value $ .01; 20,000,000 shares authorized;
   4,248,577 and 2,879,001 shares issued and outstanding at
   January 31, 2004 and July 31, 2004, respectively, including
   220 shares held in treasury                                              42,491           28,795

Contributed capital                                                     28,890,101       25,895,647

Contributed capital - warrants                                             399,401        1,599,401

Retained (deficit)                                                     (26,033,438)     (25,400,429)

Treasury shares at cost                                                   (131,734)        (131,734)

Prepaid Consulting                                                        (249,205)        (124,670)
                                                                      ------------     ------------

   Total Stockholders' Equity                                            2,995,713        1,945,107
                                                                      ------------     ------------

   Total Liabilities and Stockholders' Equity                         $  3,101,193     $  3,479,705
                                                                      ------------     ------------

The accompanying notes are an integral part of the condensed consolidated financial statements

                               Conolog Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Three Months       For the Six Months
                                                     Ended January 31,         Ended January 31,
                                                  -----------------------   -----------------------
                                                     2005         2004         2005         2004
                                                  ----------   ----------   ----------   ----------
Product Revenue                                   $   69,040   $  275,506   $  248,680   $  513,223
Cost of product revenue                               71,495       69,368      197,543      211,998
                                                  ----------   ----------   ----------   ----------
   Gross Profit                                       (2,454)     206,138       51,137      301,225
   Professional Fees                                 176,515          -0-      240,254        1,298
   Research & Development                             21,252       47,373      111,502       65,098
   Selling & Trade Shows                              74,259       40,345      134,714      104,388
   General & Administrative                          272,420      196,973      450,826      369,536
                                                  ----------   ----------   ----------   ----------
      Total                                          544,446      284,691      937,296      540,320
                                                  ----------   ----------   ----------   ----------
   Loss from operations                             (546,900)     (78,553)    (886,159)    (239,095)
                                                  ----------   ----------   ----------   ----------
Other Income (Expense)
   Interest income                                     4,831            3        7,303            3
   Interest expense                                       --       (1,761)          --      (10,447)
                                                  ----------   ----------   ----------   ----------
   Total other income (expense)                        4,831       (1,758)       7,303      (10,444)
                                                  ----------   ----------   ----------   ----------
Loss from continuing operations, before Income
   Taxes                                            (542,070)     (80,311)    (878,856)    (249,539)
Benefit from Income Taxes                             29,223       13,000      246,723       13,000
                                                  ----------   ----------   ----------   ----------
Loss from continuing operations                     (512,846)     (67,311)    (632,133)    (236,539)
Earnings from Discontinued Operations                     --       41,532           --      103,659
                                                  ----------   ----------   ----------   ----------
   Net Loss                                        ($512,846)    ($25,779)   ($632,133)  $ (132,880)
                                                  ----------   ----------   ----------   ----------
Loss per share                                    $     (.12)  $     (.02)  $     (.16)  $    (0.10)
                                                  ----------   ----------   ----------   ----------
Loss per share from continuing operations         $     (.12)  $     (.05)  $     (.16)  $    (0.18)
                                                  ----------   ----------   ----------   ----------
Earnings per share from discontinued operations   $       --   $     0.03   $       --   $     0.08
                                                  ----------   ----------   ----------   ----------
Weighted Average Number of Shares of
   Common Stock Outstanding                        4,242,487    1,300,013    3,887,530    1,299,913
                                                  ----------   ----------   ----------   ----------

The accompanying notes are an integral part of the condensed consolidated financial statements

                               Conolog Corporation
                 Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended January 31, 2005 and 2004
                                   (Unaudited)

                                                          2005         2004
                                                       ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $ (632,133)  $(132,880)

Adjustments to reconcile net loss to net cash
   (used in) operating activities:
Depreciation                                               24,352      31,152
Amortization of deferred compensation                          --      99,217
Amortization of prepaid consulting expense               (124,535)     34,230
Common stock issued for services                          284,850          --
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                114,062     189,339
(Increase) decrease in other receivables                    2,478    (347,876)
(Increase) in inventories                                 (12,241)   (140,130)
(Increase) decrease in other current assets              (267,099)     86,965
Decrease in other assets                                       --       2,235
Increase (decrease) in accounts payable                  (108,198)     46,834
(Decrease) in accrued expenses and other liabilities     (152,766)   (204,508)
                                                       ----------   ---------

Net cash (used in) operating activities                  (871,230)   (335,422)
                                                       ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                     (20,000)         --
                                                       ----------   ---------
Net cash (used in) investing activities                   (20,000)         --
                                                       ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from officer                            (75,000)         --
Proceeds from issuance of stock for warrants              429,300     168,760
Proceeds from note receivable                                  --     131,982
                                                       ----------   ---------
Net cash provided by financing activities                 354,300     300,742
                                                       ----------   ---------

NET (DECREASE) IN
   CASH AND CASH EQUIVALENTS                             (536,930)    (34,680)

CASH AND CASH EQUIVALENTS-
   BEGINNING OF PERIOD                                  1,119,767     189,816
                                                       ----------   ---------
CASH AND CASH EQUIVALENTS-
   END OF PERIOD                                       $  582,837   $ 155,136
                                                       ----------   ---------

Supplemental Disclosure of Cash Flow
CASH PAID DURING THE PERIOD -Interest expense          $       --   $  10,447
                                                       ----------   ---------
NONCASH ACTIVITIES -Common stock for services          $  284,850   $      --
                                                       ----------   ---------
NONCASH ACTIVITIES - Conversion of debentures          $1,094,000   $      --
                                                       ----------   ---------

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

          These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2004. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-X as promulgated by the Securities and Exchange Commission, these consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2004. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim period presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the six months ended January 31, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2005.

NOTE 2 - SUBSEQUENT EVENTS

          During the three months ended January 31, 2005 (1) The Company entered into a Subscription agreement to sell 2,327,904 shares through a private placement. Of these shares, 958,549 shares are issuable upon the exercise of warrants. During February 2005, The Company received net proceeds of $ 3,683,150 from this placement. (2) Additionally, during February 2005 warrants expiring July 30, 2009 were exercised resulting in the issuance of 200,000 common shares in exchange for $ 367,000. The overall effect on Stockholders' Equity, subsequent to January 31, 2005 is an increase in the Equity balance by $ 4,050,150.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                                                January 31,
                                                           --------------------
                                                              2005       2004
                                                           ---------   --------
   Product Revenues                                        $  69,040   $275,506
   Costs and expenses                                        615,940    354,059
                                                           ---------   --------
Net Loss from Continuing Operations before Income Taxes     (546,900)   (78,553)
                                                           ---------   --------
Benefit from Income Taxes                                     29,223     13,000
Other income (expense)                                         4,831     (1,758)
Earning (Loss) from Discontinued Operations                       --     41,532
                                                           ---------   --------
Net (Loss)                                                 $(512,846)  $(25,779)
                                                           ---------   --------

QUARTER ENDED JANUARY 31, 2005

          Product revenues for the three months ended January 31, 2005 totaled $ 69,040 representing a decrease of 74% or $206,466 from $275,506 reported for the same three months last year. The Company attributed the decrease in revenue to a delay in the Company's utility PTR 1500/PDR200 production deliveries.

          Product Cost for the three months ended January 31, 2005 totaled $71,495 a increase of 3% or $ 2,127 as compared to $ 69,368 for the three months ended January 31, 2004. Product Cost increased as a result of delayed production deliveries of 24% for the comparable periods, while maintaining direct manufacturing staffing levels.

          Gross profit (loss) for products for the three months ended January 31, 2005 amounted to ($ 2,454) compared to $206,138 of revenues for the three months ended January 31, 2004.The Company attributes this decrease in gross profit for products, directly to the decrease in customer scheduled production deliveries.

          Selling, general and administrative expenses increased from $284,691 for the three months ended January 31, 2004 to $544,446 for the three months ended January 31, 2005, which represents an increase of 91% or $259,755. The Company attributes the increase in Selling, General and Administrative expense over the three month period to an increase in administrative costs; such as, insurance, professional fees and expenses relating to a private placement of the Company's common stock, stock issued for engineering and marketing consulting services. In addition, the introduction of upgraded State-of-the-Art digital equipment as increased the Company's sales and marketing budget.

          Research and Development costs for the three and six months ended January 31, 2005 were $ 21,252 and $ 111,502, respectively as compared to $ 47,373 and $ 65,098 for the three and six months ended January 31, 2004.

As a result of the foregoing, the Company reported a net loss from continuing operations of $512,846 or $0.12 per share compared to $25,779 or $0.05 per share for the three months January 31, 2005 and 2004, respectively.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories from the Company's product segment increased from $1,924,417 at July 31, 2004 to $1,936,658 for the quarter ended January 31, 2005, an increase of $ 12,241. The Company continues to turn over existing inventory in lieu of purchasing additional inventory, however, with an increase in military orders some specialty purchases have been made.

     Accounts Receivable decreased to $ 35,109 for the six months ended January 31, 2005 from $148,171 as of July 31, 2004, as a result of a decrease in the Company's product segment for the three months ended January 31, 2005. The decrease is attributed to a delay in production and deliveries within the Company's utility division.

          Conolog received initial orders for its PDR2000/PTR1500 during the fourth quarter of fiscal 2004, shipping them during the first quarter of fiscal 2005, and anticipates additional option modules that are currently being tested to be released in the near future.

The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from its operations.

STATEMENT REGARDING PRESENT OPERATIONS

          There were no material changes in the nature of the operations of the Registrant during the three months ended January 31, 2005. Detailed information is contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended July 31, 2004.

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

Part II - Other Information

1. Legal Proceedings - None

2. Unregistered Sales of Equity Securities and Use of Proceeds - During the Quarter Ended January 31, 2005, the Company issued an aggregate of 67,500 shares of Common Stock in payment of consulting services rendered to the Company. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

3. Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5. Other Information - None

6.(a) Exhibits

Number   Description
------   -----------
3.1      Amended Bylaws (Incorporated by reference to Exhibit 3.1 of the 8-K filed with the Securities and Exchange Commission on December 23,
         2004.)
31 (1)   Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer and
         Chief Financial Officer
31 (2)   Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer,
         President and Secretary
32       Section 1350 Certification

6 (b) Reports on Form 8-K

On December 8, 2004 the Company filed an 8-K reporting an Item 2.02 event to report that it issued a press release announcing its financial results for the quarter ended October 31, 2004

On December 8, 2004 the Company filed an 8-K reporting an Item 7.01 event to report that the Company issued a press release announcing, among other things, that the Company had entered into a Subscription Agreement.

On December 10, 2004, the Company filed an 8-K reporting an 3.02 event to reprt that the Company had entered into a Subscription Agreement with nine investors to sell shares of its common stock.

On December 23, 2004 the Company filed an 8-K reporting an Item 5.03 event to report that the Company had amended its Bylaws.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

                                        CONOLOG CORPORATION


Date: March 11, 2005                    By /s/ Robert S. Benou
                                           -------------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and Treasurer


Date: March 11, 2005                    By /s/ Marc R. Benou
                                           -------------------------------------
                                           Chief Operating Officer, President
                                           and Secretary