Form 10QSB
period 2005-04-30
CONOLOG CORP
filed 2005-06-03
CIK 23503

                                   Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number ___________0-8174____________________ to ____________



                               Conolog Corporation

             (Exact name of registrant as specified in its charter)

                   Delaware                          22-1847286

       (State or other jurisdiction of            (I.R.S. Employer
                 organization)                   Identification No.)


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


            Class                        Shares Outstanding at June 1
                                         (Inclusive of Treasury Stock)
Common Stock, $.001 par value                      6,192,712

                                      INDEX



PART I        FINANCIAL INFORMATION

Item 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of April 30, 2005 (Unaudited) and July 31, 2004 (Audited)

              Condensed Consolidated Statements of Operations for the Nine months and Three months ended April 30, 2005 (Unaudited) and April 30, 2004 (Unaudited)

              Condensed Consolidated Statements of Cash Flow for the Nine months ended April 30, 2005 (Unaudited) and April 30, 2004 (Unaudited)

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

Item 5.       OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


              SIGNATURES AND CERTIFICATIONS

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                  ASSETS

                                                           April 30, 2005  July 31, 2004
                                                            (Unaudited)      (Audited)
                                                            -----------      ---------
Current Assets

      Cash and cash equivalents                              $3,814,148    $1,119,768
      Accounts Receivable - net allowance
         for doubtful accounts of $ 1,000                       382,613       148,171
      Other receivables                                          15,541
      Current portion of note receivable                         14,864         7,920
      Inventory                                                 500,000       500,000
      Other current assets                                      637,106        44,099
                                                             ----------    ----------

           Total Current Assets                               5,364,271     1,819,958
                                                             ----------    ----------

      Property, Plant and Equipment
           Machinery and equipment                            1,360,156     1,328,898
           Furniture and fixtures                               430,099       409,459
           Computer software                                    147,203       147,203
           Leasehold improvements                                30,265        30,265
                                                             ----------    ----------
                                                              1,967,723     1,915,825
           Less accumulated depreciation and amortization     1,841,215     1,821,215
                                                             ----------    ----------
                      Net Property, Plant & Equipment           126,508        94,610

           Inventory                                          1,400,344     1,424,417

           Note receivable, net of current portion              127,583       140,720
                                                             ----------    ----------

                      Total Assets                           $7,018,706    $3,479,705
                                                             ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements

                      Conolog Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  April 30, 2005      July 31, 2004
                                                                                    (Unaudited)         (Audited)
                                                                                    -----------         ---------
Current Liabilities
      Accounts payable                                                              $     50,801      $    209,575
      Accrued expenses                                                                     7,928            66,734
      Loan from officer                                                                      -              77,427
      Accrued legal fees                                                                     -              74,417
      Accrued payroll                                                                        -              12,445
      Convertible debt                                                                       -           1,094,000
                                                                                    ------------      ------------
           Total Current Liabilities                                                      58,729         1,534,598
                                                                                    ------------      ------------

Stockholders' Equity

      Preferred stock, par value $.50; series A; 4% cumulative; 162,000 shares
           authorized; 155,000 shares issued and outstanding                              77,500            77,500

      Preferred stock, par value $.50; Series B; $.90 cumulative; 50,000
           shares authorized; 1,197 shares issued and outstanding                            597               597

      Common stock, par value $.01; 20,000,000 shares authorized;
           6,167,712 and 2,879,001 shares issued and outstanding at
           April 30, 2005 and July 31, 2004, respectively, including
           220 shares held in treasury                                                    61,677            28,795

      Contributed capital                                                             34,067,096        25,895,647

      Contributed capital - warrants                                                         -           1,599,401

      Retained (deficit)                                                             (26,032,954)      (25,400,429)

      Treasury shares at cost                                                           (131,734)         (131,734)

      Prepaid compensation                                                              (833,000)

      Prepaid consulting                                                                (249,205)         (124,670)
                                                                                    ------------      ------------

           Total Stockholders' Equity                                                  6,959,977         1,945,107
                                                                                    ------------      ------------

           Total Liabilities and Stockholders' Equity                               $  7,018,706      $  3,479,705
                                                                                    ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                               Conolog Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                           For the Nine Months             For the Three Months
                                                             Ended April 30,                 Ended April 30,
                                                       --------------------------     ---------------------------
                                                            2005           2004           2005            2004
                                                            ----           ----           ----            ----
Product Revenue                                       $   713,408     $   913,426     $   464,728     $   400,203

Cost of product revenue                                   302,972         551,419         105,429         339,421
                                                      ---------------------------     ---------------------------

                   Gross Profit                           410,436         362,007         359,299          60,782

Selling, general and administrative
        Professional Fees                                 255,779          57,393          15,525          56,095
        Research and Development                          111,502          76,200             -            28,827
        Selling and Trade Shows                           144,582         121,221           9,868          16,833
        General and Administrative costs                  799,380         816,742         348,553         429,481

                                                      ---------------------------     ---------------------------
                                  Total                 1,311,243       1,071,556         373,946         531,236
                                                      ---------------------------     ---------------------------

                   Loss from operations                  (900,807)       (709,549)        (14,647)       (470,454)
                                                      ---------------------------     ---------------------------

Other Income (Expenses)
        Interest income                                    20,839           4,916          13,536           4,913
        Interest expense                                      -               -                           (10,447)
        Other income                                          720          16,087             720          16,087
                                                      ---------------------------     ---------------------------
        Total other income (expense)                       21,559          21,003          14,256          10,553
                                                      ---------------------------     ---------------------------

Loss from continuing operations, before
                   Income taxes                          (879,249)       (688,546)           (391)       (459,901)
Benefit from Income Taxes                                (246,723)        (13,000)            -               -
                                                      ---------------------------     ---------------------------

Loss from continuing operations                          (632,525)       (675,546)           (391)       (459,901)

Earnings from Discontinued Operations                         -           111,466             -            28,791
Loss from Disposal of Discontinued Operations                            (69,993)                         (69,993)
                                                      ---------------------------     ---------------------------
                   Net Loss                           $  (632,525)    $  (634,073)    $      (391)    $  (501,103)
                                                      ===========================     ===========================
Loss per share                                        $     (0.10)    $     (0.49)    $     (0.00)    $     (0.39)
                                                      ---------------------------     ---------------------------
Loss per share from continuing operations             $     (0.10)    $     (0.52)    $     (0.00)    $     (0.36)
                                                      ===========================     ===========================
(Loss) Gain per share from discontinued operations    $       -       $      0.03     $       -       $     (0.03)
                                                      ===========================     ===========================


  Weighted Average Number of                          ---------------------------     ---------------------------
  Shares of Common Stock Outstanding                    6,167,712       1,300,533       5,778,828       1,300,533
                                                      ===========================     ===========================

The accompanying notes are an integral part of the condensed consolidated financial statements

                               Conolog Corporation
                 Condensed Consolidated Statement of Cash Flow
                For the Nine Months Ended April 30, 2005 and 2004
                                   (Unaudited)

                                                                                  2005                 2004
                                                                                  ----                 ----
Cash Flows from Operating Activities:
                 Net Loss                                                     $ (632,525)          $ (634,073)

Adustments to reconcile net loss to net cash (used in)
                 operating activities:
                 Depreciation                                                     20,000               35,631
                 Amortization of deferred compensation                               -                222,212
                 Amortization of prepaid consulting expense                      160,315               51,345
                 Loss on disposal of fixed assets                                                      10,007
Changes in assets and liabilites:
                 (Increase) in accounts receivable                              (234,442)             (29,674)
                 (Increase) decrease in other receivable                         (15,541)             288,860
                 Decrease in inventories                                          24,073               15,813
                 (Increase) decrease in other current assets                    (375,504)              14,838
                 (Increase) decrease in other assets                            (217,500)               2,235
                 Increase (decrease) in accounts payable                        (158,774)              12,712
                 (Decrease) in accrued and other liabilities                    (145,668)             (38,517)
                                                                             -----------          -----------
                 Total adjustments                                              (943,042)             585,462
                                                                             -----------          -----------
                 Net cash (used in) operating activities                      (1,575,567)             (48,611)
                                                                             -----------          -----------
Cash Flows from Investing Activities:
                 Purchase of equipment                                           (51,898)                 -
                                                                             -----------          -----------
                 Net cash (used in) investing activities                         (51,898)                 -
Cash Flows From Financing Activities:
                 Proceeds from loan from officer                                     -                 44,501
                 Payments on loan from officer                                   (77,429)                 -
                 Proceeeds from issuance of Stock                              3,710,651                  -
                 Proceeds from issuance of Stock for warrants                    796,800                  -
                 Proceeds from issuance of Debenture                                 -              1,200,000
                 Payments on Line of Credit                                          -               (250,000)
                 Payment of previously forgiven debt                            (114,371)                 -
                 Proceeds from note receivable                                     6,193               97,629
                                                                             -----------          -----------
                 Net cash provided by financing activities:                    4,321,844            1,092,130
                                                                             -----------          -----------
Net Increase In Cash and Cash Equivalents                                      2,694,380            1,043,519

Cash and Cash Equivalents at Beginning of Period                               1,119,768              189,816

                                                                             -----------          -----------
Cash and Equivalents at End of Period                                        $ 3,814,148          $ 1,233,335
                                                                             ===========          ===========
Supplemental Disclosure of Cash Flow Information:
                 Cash paid during the period-Interest expense                $       -            $    10,447
                                                                             ===========          ===========
Supplemental Disclosure of Non-cash Activities:
                 Shares issued for services to be provided                   $   284,850          $       -
                                                                             ===========          ===========
                 Shares issued for deferred compensation                     $   833,000          $       -
                                                                             ===========          ===========
                 Warrants converted to common stock                          $ 1,599,401          $       -
                                                                             ===========          ===========
                 Debt converted to equity                                    $ 1,094,000          $       -
                                                                             ===========          ===========


The accompanying notes are an integral part of the condensed consolidated financial statements

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

         These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2004. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2004. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the nine months ended April 30, 2005 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2005.

NOTE 2 - SUBSEQUENT EVENTS

         No events of a material nature

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

                                                                 April 30,
                                                               ------------
                                                             2005         2004
                                                             ----         ----
         Product Revenues                                 $ 464,728    $ 400,203
         Costs and expenses                                 479,375      870,657
                                                          ---------    ---------
Net Loss from Continuing Operations before Income Taxes     (14,647)    (470,454)
                                                          ---------    ---------

Benefit from Income Taxes                                         0            0
Other income (expense)                                       14,256       10,553
(Loss) from Discontinued Operations                             -        (41,202)
                                                          ---------    ---------

Net (Loss)                                                $    (391)   $(501,103)
                                                          ---------    ---------

QUARTER ENDED April 30, 2005

         Product revenues for the three months ended April 30, 2005 totaled $464,728 representing an increase of 16% or $64,525 from $400,203 reported for the same three-month period last year. The Company attributed the increase in revenue to continuing orders from the Military and additional orders for the Company's utility PTR 1500/PDR200 systems.

         Product Cost for the three months ended April 30, 2005 totaled $105,429 or 22.7% of product revenue. Product cost for the period decreased 69% or $233,992 as compared to the three months ended April 30, 2004. Product Cost decreased as a result of a combination of factors including more efficient use of the Company's employees and the sales of products that cost less to produce than those sold in the three months ended April 30, 2004.

         Gross profit for products for the three months ended April 30, 2005 amounted to $359,299 or 77% of product revenue as compared to $60,782 or 15% of product revenue for the three months ended April 30, 2004. The Company attributes this increase in gross profit for products, directly to the increase in customer scheduled production deliveries.

         Selling, general and administrative expenses decreased by $157,290 for the three months ended April 30, 2005 as compared to April 30, 2004. The Company attributes this decrease in Selling, General and Administrative expense over the three month period to a decrease in administrative costs; such as, insurance and professional fees and a decrease in Research and Development expenses.

As a result of the foregoing, the Company reported a net loss from continuing operations of $391 or $0.00 per share compared to a Loss of $501,103 or $0.39 per share for the three months April 30, 2005 and 2004, respectively.

LIQUIDITY AND FINANCIAL CONDITION

         Inventories from the Company's product segment decreased from $1,924,417 at July 31, 2004 to $1,900,344 for the quarter ended April 30, 2005, a decrease of $24,073. The Company continues to turn over existing inventory in lieu of purchasing additional inventory.

         Accounts Receivable increased to $382,613 for the nine months ended April 30, 2005 from $148,171 as of July 31, 2004, as a result of an increase in the Company's product segment for the three months ended April 30, 2005. The increase is attributed to an increase in production and deliveries within the Company's utility division.


         During the quarter ended April 30, 2005 the Company received initial orders for 14 of its PDR2000 systems specifically for field testing by several Utility authorities in their respective networks.

         The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from its operations.


STATEMENT REGARDING PRESENT OPERATIONS

         There were no material changes in the nature of the operations of the Registrant during the three months ended April 30, 2005. Detailed information is contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended July 31, 2004.


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

Part II - Other Information

1. Legal Proceedings - None

2. Unregistered Sales of Equity Securities and Use of Proceeds - During the Quarter Ended April 30, 2005, the Company issued an aggregate of 1,919,355 shares of Common Stock. 1,369,355 were issued through a private placement, 200,000 were issued against the exercise of warrants and 350,000 were issued as deferred compensation to Directors, Officers and employees in payment of services rendered to the Company. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

3.  Defaults upon Senior Securities - None

4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the stockholders at our 2005 annual meeting of stockholders held on February 10, 2005: (1) a proposal to elect the five nominees for director named below for terms of one year each; (2) a proposal to approve the Subscription Agreement between the Company and nine investors; (3) a proposal to approve the granting of shares to directors, officers and employees of the Company and (4) a proposal to ratify the selection of Bagell, Josephs & Company, L.L.C. as our independent auditors for the current fiscal year. The number of shares of common stock outstanding and eligible to vote as of the record date of January 5, 2005 was 4,248,775. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

      Proposal # 1 -- To elect the following nominees as our directors for terms of one year each:
                                                For       Withheld

Robert S. Benou                              4,007,434     38,893
Marc R. Benou                                4,025,446     20,881
Louis S. Massad                              4,008,358     37,969
Edward J. Rielly                             4,027,578     18,749
David M. Peison                              4,027,228     19,099

      Proposal # 2 -- To approve the Subscription Agreement between the Company and nine investors

         For           Against           Abstain           Broker Non-Votes

       930,103         104,211           12,837                2,999,176

      Proposal #3 -- To grant shares to directors, officers and employees of the Company.

         For           Against          Abstaining          Broker Non-Votes

       903,246         127,032            16,873               2,999,176

      Proposal #4 -- To ratify the selection of Bagell, Josephs & Company, L.L.C. as our independent auditors for the current fiscal year.


                For             Against            Abstaining

             4,017,789           13,048               15,490


5.  Other Information - None

6.(a)  Exhibits

       Number   Description
       ------   -----------
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

6. (b) Reports on Form 8-K

         On February 18, 2005 the Company filed an 8-K reporting an Item 3.02 event to report that the Company had completed a Subscription Agreement with nine investors to sell shares of its common stock.

         On February 16, 2005 the Company filed an 8-K reporting an Item 3.02 event to report that the Company had issued the Company's common stock in the aggregate amount of 350,000 shares to Directors, Officers and employees of the Company.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant's caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized


                               CONOLOG CORPORATION




Date: June 2, 2005       By /s/ Robert S. Benou
                                Chairman, Chief Executive Officer,
                                Chief Financial Officer and Treasurer


Date: June 2, 2005       By /s/ Marc R. Benou
                                Chief Operating Officer, President and Secretary