Form 10KSB
period 2005-07-31
CONOLOG CORP
filed 2005-10-28
CIK 23503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-8174

CONOLOG CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-1847286
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5 Columbia Road, Somerville, NJ	08876
(Address of principal executive office)	(Zip code)

Issuer’s telephone number, including area code:
(908) 722-8081

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange in which registered

Common Stock, $0.01 par value	NASDAQ Capital Markets

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $1.51 on October 17, 2005 was $11,208,949.

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of October 17, 2005 was 7,417,847.

FORWARD LOOKING STATEMENTS

                This annual report on Form 10KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those stated. Such statements are subject to certain risks and uncertainties, including possible significant variations in recognized revenue due to customer caused delays in installations and competition from larger better known, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Furthermore, there can be no assurance that our sales will increase. The Company does not assume any obligation to update the forward-looking information and cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

 PART I

GENERAL INFORMATION

                We are engaged in the design, produce (directly and/or through subcontractors) and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmission and reception and other communication areas that are used in both military and commercial applications. Our products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets.

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

                In 1981 we acquired one of our customers, INIVEN Corporation (“INIVEN”). At that time, we were manufacturing, on behalf of INIVEN, a line of transmitters and receivers used for controlling and transceiving the measurement of the flow of gases and liquids, by gas and water utilities for controlling the flow of waste water and sewage and measuring and controlling traffic.

                Since the 1980’s, we have been an active participant in providing electromagnetic wave filters for major military programs, such as the Patriot Missile, Hawk Missile and Sea Sparrow Missile. In addition to these projects, our components are currently used by the military in tanks, the Apache helicopters and the MK-50 torpedoes.

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

                In August 2000, we acquired Independent Computer Maintenance Corporation (“ICM”), a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks to businesses in the greater New York metropolitan area.

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

Products

                We are engaged in the design and production of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by the Company); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by the Company) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic “networks” which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, and (vii) multiplexer supervisory controls, which enable callers with high volumes of supervisory data to transmit on fewer phone lines.

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

(A)    Commercial Sales
 (Under the trade name “INIVEN” (a wholly owned
Division of Conolog))

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

                Our military sales are received through independent sales representatives who are paid a commission.

B) Commercial “INIVEN” Sales and Products

        “INIVEN” equipment is designed around four (4) core product groups:

(1)	Protective Tone Relay (PTR) and Protective Digital Relay (PDR) Teleprotection
Series Communications Terminal, which includes the PTR-1000, PTR-1500 and PDR-2000.

(2)	Audio Tone & Telemetry Equipment (Audio Tone Control, Telemetering and Data Transmission Systems), which includes Series “98”, “68”, “40” and “GEN-1”.

(3)	Multiplex Supervisory Control System

(4)	Communication Link Multihead Fiber Optic Couplers and Industrial Grade 12 Baud Modems.

(1)	PDR Teleprotection Series

The PDR-2000 is designed as a state of the art digital protection terminal. The PDR-2000 operates over 56/64 KBPS channel, G.703 or fiber optics. Combined with the hardwire CM-100 the PDR 2000 can operate seamlessly over fiber optics with existing substation equipment.

(2)	PTR Teleprotection Series

                This product is designed as a dual system for use exclusively by electric power generators (electric utilities and co-generators) in order to protect their transmission and distribution lines. The PTR-1000, by monitoring the output signal of the transmission equipment in less than one hundredth of a second protects the transmission and distribution lines.

                The PTR-1000 is installed in pairs, one unit at each end of the line. Each unit is connected and in constant communication with the other, as they continuously monitor the line for faults. In the event of a fault occurring (such as a downed line or a short circuit) at either end, and when confirmed by the receiving PTR-1000 unit, the line is immediately isolated for shut down, averting costly damage and downtime.

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

                The PTR and PDR Teleprotection Series are designed for global use by electric utilities and any entity generating power for its own consumption with resale of surplus power to an electric utility, such as cities, municipalities, cooperatives and large corporations that find it more economical to generate their own electricity.

                The PDR-2000, PTR-1500 and the PTR-1000 target market is:

                New installations; i.e., new transmission lines, new distribution segments, for utilities and co-generators.

Existing installations not properly protected, improving efficiency and reducing down time.

Existing installations for upgrading to PTR-1500/1000 and PDR-2000 technology, again improving efficiency and down time.

Sales efforts for the PDR and PTR series are presently being conducted by the Company’s Marketing executives, through independent manufacturers’ representatives and through distributors. Sales are targeted primarily to the largest utilities and co-generators.

According to McGraw-Hill, Inc. Electrical World (Electric Utilities of the United States), in the United States alone, there are over 500 large entities generating electricity. They are:

Investor-owned Municipal Systems Cooperative Systems Federal, State and District systems.

 (3) Audio Tone and Telemetry Equipment

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
“98” and “68” Series - The latest generation applies DSP and microprocessor technology with full programmability, in the field or at the factory.

“40” Series - Designed to function with the “98” or “68” series; transmits and receives variable analog data.

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

                Because of the ease of use and installation, GEN-1 type equipment is used in the United States by a spectrum of users. Since our line has a distinct mechanical configuration, we designed our GEN-1 Programmable units and other improvements as replacements for existing units. These account for approximately 12% of the Company’s commercial sales. The Company’s line of GEN-1 equipment is extensive and provides the user with the ability to perform multiple control functions, status monitoring as well as continuous variable data monitoring, such as a level in a tank or pressure gauge.

                Sales for this line are primarily for the replacement of existing installations and for expansion of these installations where it would not be economical to install the latest technology, which would not be mechanically compatible.

                Sales to this market are made in the same manner as the PTR-1000 market except that manufacturers’ representatives specialize in selling to this diverse market.

“98,” “68” and “40” Series represent our latest designs in the audio tone equipment utilizing the more advanced DSP technology, which provides high accuracy and long-term stability. These features have allowed the Company to greatly improve the scope, density and number of functions that can be performed on a single phone line, microwave link or direct line.

                Sales of these products are made by the same agents who sell our GEN-1 products, but are also directed to encompass more sophisticated users with larger amounts of data and control points. The mechanical configuration of the “98” series is more compact, permitting more equipment in a given space, while performing many more functions when it is connected to the “40” Series. The “68” Series is the “98” Series repackaged mechanically specifically for customers with older systems permitting them to upgrade their systems to DSP technology. The “40” Series, when connected to the “98” or “68” in the same chassis, permits the continuous monitoring of variable data.

                Typical applications for these products include transmission of the variable data (such as volume, temperature, pressure and moisture) for water, gas, industrial gases, oil, gasoline, transportation equipment and telephone exchanges, and for use at airports, tunnels and bridges and for security and electricity systems.

(4) Multiplex Supervisory (IM) Control System

                This product is a response to the cost and scarcity of dedicated phone lines (connections whereby the phone link is dedicated to one subscriber), and enables customers with high volumes of supervisory data (where many functions are monitored from a single site) to transmit data on fewer phone lines (i.e., with more data per channel, up to a maximum of 30 channels per line).

                Using the “98” DSP Series as its communications link, the Company designed the Multiplexer Supervisory Control System to handle 8 times the normal capacity per channel. The microprocessor-based system allows a single telephone line to handle up to 900 data inputs.

                This product line, because of its data density capability, may be utilized for a very broad range of applications. This product has only recently been introduced and the Company sales efforts for it are being conducted through its existing independent manufacturers sales representatives.

(5) Fiber Optic Link and Data Modem

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

MARKETING AND SALES

                In general, the Company’s products are marketed through telemarketing and customer contacts by our direct sales force and through independent manufacturing sales representatives and distributors.

                MILITARY - We market our military products directly and through independent manufacturing sales representatives.

                COMMERCIAL - We market the PTR-1000, PTR-1500, PDR-2000 and all of our INIVEN products to utilities by means of our Sales personnel, through independent manufacturers representatives, and through distributors, focusing mainly on the largest utilities and co-generators. The long sales cycle of our systems is the result of rigorous utility testing in addition to many months of field operations in conjunction with existing equipment at the utility’s substations. In the United States alone there are over 500 large entities generating electricity that are identified as investor-owned, municipal systems, cooperative systems and federal, state and district systems.

                We market the Gen-1 and Gen-1 Programmable Series, as well as the “98” Series, “68” Series and “40” Series, in the same way as the PTR-1000 except that the manufacturers representatives used by the Company specialize in selling to the diverse markets that utilize such products.

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

LARGEST CUSTOMERS

                Sales to our major customers during fiscal 2005 (Bonneville Power Authority, U.S. Military) totaled $ 168,150 and $ 174,121, respectively (totaling 30% and 32% of all sales, respectively. Sales to our major customers during fiscal 2004(Bonneville Power, Tucson Power) totaled $220,124 and $194,560, respectively (totaling 26% and 23% of all sales, respectively). None of these customers has or had any material relationship other than business with the Company.

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

MANUFACTURING

                The Company currently rents approximately 7,000 square feet of the facility located at 5 Columbia Road, for a combination of manufacturing and office space. The Company assembles, under normal workload conditions, the product it sells, however, to accommodate the peak demands that occur from time to time we can engage a number of subcontractors to assemble boards to our specifications. All assemblies, however, are inspected and fully tested by the Company’s quality, engineering and testing departments. We maintain test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment.

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

RESEARCH AND DEVELOPMENT
    New Products

                During fiscal 2004-2005, we introduced CM-100, first of its kind, direct substation hardened communication consolidator that fills the existing gap in substation communications. The hardwired CM-100 will allow our existing products, including the PDR-2000, to operate seamlessly over fiber optics together with existing substation equipment. We plan to commerce deliveries of the CM-100 by December 2005.

                During fiscal 2000-2001, we invested approximately $25,000 to complete the accessory modules of the PTR-1500 and extend the range of our Multiplexer products. During fiscal 1999-2000 we invested approximately $1,705,257 for product development and amortization of product costs.

                During fiscal 2003-2004 we proceeded with the design and testing of the PDR-2000 8 channel digital transfer trip communications product. During fiscal 2001-2002 we invested approximately $774,757 to complete its design of the PDR-2000, eight-channel digital transfer trip communications product.

                The Company also developed a new platform for its GEN1 products allowing for its use by the Canadian utilities.

PATENTS AND TRADEMARKS

                We do not have any patents covering any of our present products. We use the trademark INIVEN for our commercial products. We believe that such trademark is recognized in our industry. We believe that our prospects are dependent primarily on our ability to offer our customers high quality, reliable products at competitive prices rather than on our ability to obtain and defend patents and trademarks. We do not believe that our INIVEN trademark is of material importance to the Company’s business.

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

EMPLOYEES

                As of July 31, 2005, we employed 13 persons on a full-time basis, including 2 in management, 2 in sales, 1 in clerical, 1 in accounting, 1 in purchasing, 3 in engineering and 3 in production. We have enjoyed good labor relations.

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

NA

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

Our Common Stock is traded on the Nasdaq Capital Market, under the symbol CNLG.

The following table sets forth, for the periods indicated, the high and low prices of the Company’s Common Stock traded on the Nasdaq Capital Market for 2005 and 2004.

	Common Stock

Fiscal Year 2005	High	Low

First Quarter	6.61	1.41

Second Quarter	6.30	3.40

Third Quarter	4.29	1.50

Fourth Quarter	2.07	1.46

	Common Stock

Fiscal Year 2004	High	Low

First Quarter	1.45	.55

Second Quarter	1.25	.73

Third Quarter	8.77	.60

Fourth Quarter	7.88	1.65

(b)           As of July 31, 2005, the Company’s Common Stock was held by approximately 744 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                Subsequent to July 31, 2004, (1) the remaining principal balance of $ 1,094,000 from the issuance of convertible debentures during the fiscal year ended July 31, 2004, was converted into 1,032,075 common shares. (2) Additionally, warrants expiring April 26, 2011 were exercised resulting in the issuance of 270,000 common shares in exchange for $ 429,300.

                On July 29, 2004, the Company entered into a subscription agreement with certain investors to issue and sell in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Pursuant to the subscription agreement the Company sold to the investors 479,000 shares of its common stock and warrants to purchase 200,000 shares of the Company’s common stock at a price of $1.84 per share, which expire on July 30, [2029] and received gross proceeds of $688,500 and net proceeds of $598,995 before deducting attorneys’ fees, printing fees, filing fees and other miscellaneous fees and expenses related to the private placement. The warrants were valued using the Black-Scholes option valuation model with a resulting allocation of the aggregate proceeds from the subscription attributable to the warrants of $399,401. The following assumptions were utilized to value the warrants: price per share of common stock of $1.84; expected life of five years; expected volatility of 149%; a risk free interest rate of 3.7%; and an expected yield of 0.0%. On February 15, 2005 the 200,000 warrants were exercised and the Company received proceeds of $ 367,500.

                On February 18, 2005, the Company entered into a subscription agreement with certain investors to issue and sell in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Pursuant to the subscription agreement, the Company sold to the investors 1,369,355 shares of its common stock and warrants to purchase 958,549 shares of its common stock at a price of $1.25, which expire on August 18, 2010 and received gross proceeds of $4,245,000 and net proceeds of $3,710,650 before deducting attorneys’ fees, printing fees, filing fees and other miscellaneous fees and expenses related to the private placement.

                On July 19, 2005, the Company entered into a subscription agreement with certain investors to issue and sell in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Pursuant to the subscription agreement, the Company sold to the investors 1,200,000 shares of its common stock and warrants to purchase 1,440,000 shares of its common stock at a price of $1.6892 per share, which expire on January 19, 2011 and the Company received gross proceeds of $1,500,000 and net proceeds of $1,350,000 before deducting attorneys’ fees, printing fees, filing fees and other miscellaneous fees and expenses related to the private placement.

RESULTS OF OPERATIONS

2005 Compared to 2004

                Product revenue for the fiscal year ended July 31, 2005 totaled $549,222 a decrease of 42.9% or $413,786 from $963,008 reported for fiscal year ended July 31, 2004. The Company attributed the decrease in product revenue to delayed and extended deliveries. Subsequent to the events of September 11, 2001, utilities were required to upgrade security on newly developed products such as the PDR-2000 system. During the fourth quarter ended July 31, 2005 a substantial number of PDR-2000 systems, which had been shipped and invoiced in the third quarter ended April 30, 2005, were returned by the utilities for software upgrades to conform to these standards. Consequently the Company issued credits to these utilities, producing the effect of a net reduction in revenues for the 12 months ended July 31, 2005 when compared to the 9 months ended April 30, 2005. This extensive re-design and testing resulted in extended delivery dates to customers. The Company also saw a decrease in military contract orders.

                Product cost for the fiscal year ended July 31, 2005 totaled $494,605 a decrease of 45.8% or $418,956 from $913,561 reported for fiscal year ended July 31, 2004. The Company attributes the decrease in product cost as a percentage of sales, a direct relation to the decrease in sales orders.

                Gross profit for products for the years ended July 31, 2005 and July 31, 2004 totaled $54,617 and $49,447, respectively, representing 10.0% and 5.1% of product revenue. The increase in gross profit for products is attributed to the product mix and outsourcing.

                General and Administrative expenses for the years ended July 31, 2005 and July 31, 2004 totaled $1,950,289 and $774,919, respectively. The Company attributed the increase of $1,175,370, in general and administrative expense to sales and marketing efforts and the hiring of additional sales representatives.

                Research and development expenses for the fiscal year ended July 31, 2005 increased $ 83,354 over fiscal 2004 to $ 177,338 resulting in upgrades to the PDR 2000, a high speed communications system for use in electric power transmission pilot protection schemes, and the development of a new CM-100 product were completed during the year.

                The Company’s interest income for the fiscal year ended July 31, 2005 totaled $58,154 compared to $7,034 for fiscal year ended July 31, 2004. The totals for fiscal years 2005 and 2004 include interest income derived from the Company’s interest bearing accounts through several banks.

                The Company’s interest expense for the fiscal year ended July 31, 2005 totaled $23,371, compared to $ 1,220,960 for fiscal year ended July 31, 2004. The company’s interest expense for fiscal 2004 includes $ 1,200,000 of detachable warrants issued with a convertible debt having a beneficial conversion option. The value assigned to these warrants was recorded as interest expense and not amortized.

                As a result of the foregoing, the Company reported a net loss from continuing operations of $ 2,987,329 or $ .59 per share for fiscal 2005, compared to a net loss from continuing operations of $ 6,275,886 or $ 4.08 per share for fiscal 2004.

                The net loss from discontinued operations for fiscal year ended July 31, 2004 totaled $222,404. The discontinued operations were a result of the sale of the Company’s Atlas Design subsidiary. The decision to sell the component was based on the intensely competitive and highly fragmented nature of the placement services business.

2004 Compared to 2003

(Comparison does not include Atlas Design, which provided placement services, was sold during the fiscal year 2004 and is reported as a discontinued operation at July 31, 2004.)

                Product revenue for the fiscal year ended July 31, 2004 totaled $963,008 an increase of 59.4% or $358,744 from $604,264 reported for fiscal year ended July 31, 2003. The Company attributed the increase in product revenue to increased orders for its Series PTR-1500 high speed communications system.

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

                 Research and development expenses for the fiscal year ended July 31, 2004 totaled $177,338. The development of the PDR 2000, a high speed communications system for use in electric power transmission pilot protection schemes, was completed during the year.

                The Company’s interest income for the fiscal year ended July 31, 2004 totaled $7,034 compared to $13,711 for fiscal year ended July 31, 2003. The totals for fiscal years 2004 and 2003 include interest income derived from the Company’s interest bearing accounts through several banks. The decrease in interest income reflects the company’s proactive purchasing policy of seeking benefits through purchasing agreements.

                The Company’s interest expense for the fiscal year ended July 31, 2004 totaled $1,220,960, compared to $ 17,432 for fiscal year ended July 31, 2003. The company’s interest expense for fiscal 2004 includes $ 1,200,000 of detachable warrants issued with a convertible debt having a beneficial conversion option. The value assigned to these warrants was recorded as interest expense and not amortized. The Company’s interest expense for fiscal 2003 was due to interest payments on the Company’s line of credit through Unity Bank; the maturity date of this line of credit was December 17, 2003.

                As a result of the foregoing, the Company reported a net loss from continuing operations of $ 6,275,886 or $ 4.08 per share for fiscal 2004, compared to a net loss from continuing operations of $ 1,256,405 or $ 1.38 per share for fiscal 2003.

                The net loss from discontinued operations for fiscal year ended July 31, 2004 totaled $222,404 and $ 124,708 for fiscal year ended July 31, 2003. The discontinued operations were a result of the sale of the Company’s Atlas Design subsidiary. The decision to sell the component was based on the intensely competitive and highly fragmented nature of the placement services business.

LIQUIDITY AND CAPITAL RESOURCES

                Working capital at July 31, 2005 was $5,281,191 compared to $285,360 at year ended July 31, 2004. The increase in the working capital is attributable to the issuance of common stock for cash.

                Accounts receivable have decreased from $148,171 at July 31, 2004 to $ 89,194 at July 31, 2005. This decrease of $58,977 is the result of decreased sales during the 4th quarter.

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

CRITICAL ACCOUNTING POLICIES

                The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgement in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

Income Recognition

         Revenue is recorded in accordance with the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104, which supersedes SAB No. 101. Revenue from product sales are recognized at the time of shipment (when title has passed) upon fulfillment of acceptance terms; products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete as long as the collection of the resulting receivable is probable.

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

Inventory Valuations, Components and Aging

                Inventories are valued at the lower cost or market. Determined by a first-in, first-out (“FIFO”) method.

The Company’s products are used in radio and other transmissions, telephone and telephone exchanges, air and traffic controls, automatic transmission of data for utilities, tele-printing of transmission data such as news and stock market information and for use by electric utilities in monitoring power transmissions lines for faults and/or failures.

The Company currently manufactures and supports over 400 products and assemblies that have been in the market place since 1970. The Company’s inventory represents approximately 10,000 different components and 2,500 assemblies.

The Company presents its inventory in three categories, Finished Goods, Work-in-Process and Raw Materials.

Finished Goods represents products that have been completed in connection with specific orders and are awaiting shipment. Finished Goods can consist of produces like the PDR-2000, PTR-1500 and 1000, Gen 1, 98 and 68 series. Work-in-Process represent components that have been requisitioned from the warehouse and are being assembled in the assembly areas. Depending on the configurations required by a customer, products are completed and tested within 8 to 10 business days. Raw Materials represent components in their original packaging stored in a secured warehouse area, and may consist, in part, of Face plates, PC boards, Digital screen assemblies, Guide rails, Capacitors, Terminals, Power supplies, Process ships, Chassis and racks,
Relays, Keypads and Resistors.

The Company provides a twelve-year warranty on all commercial products and is required by Government regulation to design and produce military products with a minimum 25-year operating life in addition to shelf life.

Every component, regardless of age, has been purchased to meet the above criteria and may be used in any and all above said assemblies. Management believes that this inventory, which is minimally adequate, is required to implement the Company’s commitments to military requirements for present and delivered orders.

The Company, together with its independent auditors, following inventory analysis and repeated annual testing, established a 3-year rule for maintaining inventory, which requires a write-down policy for inventory parts depending on their age. The inventory is tested annually applying its 3-year rule and the Company classifies as current assets only that amount of inventory it expects to realize in the next one-year operating cycles, the balance of the inventory is classified as non-current. The non-current portion of the inventory consists of the same or like components as the current portion, however, the Company does not project these components being used in production in the next fiscal period. The Company expects to realize the non-current portion of the inventory through its normal sales activity over the next two fiscal years. Any parts which have not been used for 3 years are valued at zero. Any parts, written down to a zero value under the 3-year rule, are maintained in inventory to satisfy the requirements under our long-term warranty programs.

While our inventory value at July 31, 2005 was approximately $ 1.8 million, the total of actual parts held in inventory exceeds $ 4.5 million.

Warranty

         The Company provides a twelve-year warranty on its products; the warranty covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs necessitated by misuse of such products are not covered by our warranty.

                In cases of defective products, the customer typically returns them to the Company’s facility in Somerville, New Jersey. The Company’s service personnel will replace or repair the defective items and ship them back to the customer. All servicing is completed at the Company’s main facility and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts.

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

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2004, Rosenberg Rich Baker Berman & company resigned and provided written notice to the Company that the auditor-client relationship had ceased. The Company filed a Form 8-K wherein it stated: “The reports of Rosenberg Rich Baker Berman & Company on the consolidated financial statements of the Company and its subsidiaries for the Company’s last two fiscal years did not Contain an adverse opinion or a disclaimer of opinion.” On September 21, 2004, the Company engaged Bagell, Josephs, Levine & Company, LLC as the independent accountant for the Registrant to audit the Company’s financial statements.

Item 8A. CONTROLS AND PROCEDURES

                The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer, Chief Financial Officer and its Chief Operating Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

                There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                The following table sets forth certain information regarding the officers and directors of the Company as of October 27, 2005.

Name	Age	Position

Robert S. Benou	71	Chairman, Chief Executive Officer, Chief Financial
		Officer and Director
Marc R. Benou	38	President, Chief Operating Officer, Secretary and Director
Louis S. Massad	68	Director
Edward J. Rielly	38	Director
David M. Peison	38	Director
Thomas Fogg	68	Officer, Vice President-Engineering

                Robert S. Benou has been the Company’s Chairman and Chief Executive Officer since May 1, 2001. He is also the Company’s Chief Financial Officer. From 1968 until May 1, 2001, he served as the Company’s President. Mr. Benou is responsible for new product development and supervision of sales and marketing. From June 2001 until August 2005, Mr. Benou served as a director of Henry Bros. Electronics, Inc. (formerly known as Diversified Security Solutions, Inc.), a publicly held company that is a single-source/turn-key provider of technology-based security solutions for medium and large companies and government agencies. Mr. Benou is also a member of the Board of Directors of eXegenics Inc. The common stock of eXegenics Inc. is traded on the OTC Bulletin Board. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou.

                Marc R. Benou has been the Company’s President and Chief Operating Officer since May 1, 2001. Mr. Benou joined the Company in 1991 and is responsible for material purchasing and inventory control. From March 1995 until May 1, 2001, he served as Vice President. Mr. Benou has been on the company’s Board and has served as the Company’s assistant secretary since March 1995. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Business Administration and Management. Marc R. Benou is the son of Robert S. Benou, the Company’s Chairman and Chief Executive Officer.

                Louis S. Massad has been a Director of the Company since April 1995. Mr. Massad was Chief Financial Officer and a Director of Henry Bros. Electronics, Inc. (formerly known as Diversified Security Solutions, Inc.). from 2000 until August 2003. From 1997 to 2000, Mr. Massad was a consultant to Diversified Security Solutions, Inc. From 1986 to 1997, Mr. Massad was a Vice President, Chief Financial Officer and Director of Computer Power Inc. Mr. Massad holds a BS and MS degree from Cairo University (Egypt) and an MBA from Long Island University, New York.

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

                Thomas R. Fogg joined the Company in 1976 as Chief Engineer responsible for analog and guidance projects. Since 1986, Mr. Fogg has served as Vice President-Engineering; he led the design team in the development of the Company’s commercial products. Mr. Fogg holds a BSEE degree from Lafayette College and a MSEE degree from Rutgers University. Mr. Fogg is a fellow of the Institute of Electrical and Electronic Engineers and has published articles on delay equalization and the use of crystal resonators.

                David M. Peison has been a Director of the Company since October 2004. Since 2005, Mr. Peison has been vice president with the emerging markets division of HSBC. From 2002 until 2005, Mr. Peison was with Deutsche Bank’s global markets division in New York City. From 1992 to 2000, Mr. Peison was in a Private Law Practice in Florida and New York City. Mr. Peison holds an MBA from Emory University in Atlanta, Ga., a JD from The Dickinson School of Law of Pennsylvania State University and is admitted to Florida, New York and Massachusetts Bars. Mr. Peison obtained his BA degree from Lehigh University in Bethlehem, Pa.

                Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at anytime by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Audit Committee.

                The Company’s Board of Directors has determined that Louis Massad is the Audit Committee’s Financial Expert.

                The Company has a standing Audit Committee, the members of which are, Louis Massad, Edward J. Rielly and David M. Peison.

Section 16(a) Compliance.

                Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended July 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Forms 4 for Marc Benou and Robert Benou were not timely filed and a Form 3 for Mr. David Peison was not timely filed. These forms have since been filed.

Code of Ethics.

                The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

Item 10.  EXECUTIVE COMPENSATION

                The following table sets forth the total compensation paid to, accrued and forgiven by each executive officer during fiscal 2005.

Annual Compensation							Long-Term Compensation

Name and Principal	Fiscal Year-End (July 31)	Salary		Bonus		Restricted Stock Awards (3)	Closing Price of Common Stock on the Date of the Restricted Stock Award	Securities Underlying Options/ SARS	Other Compensation

Robert Benou, Chairman, Chief Executive Officer, Chief Financial Officer and Director	2005	$323,333		$125,000	(1)	85,000	$3.13	0	$18,000***

	2004	$312,000		0		390,000	$4.49	0	$12,780***

	2003	$291,666	*	0		0	$0.00	0	$12,780***

Marc Benou, President, Chief Operating Officer, Secretary and Director	2005	$111,000	**	$60,000	(2)	80,000	$3.13	0

	2004	$98,500	**	0		340,000	$4.49	0

	2003	$91,333	**	0		0	$0.00	0

Thomas Fogg, Vice President - Engineering	2005	$40,602		0		20,000	$3.13	0

	2004	$40,602		0		0	$0	0

	2003	$40,602		0		50,000	$1.08	0

* For the fiscal year ended July 31, 2003, Robert Benou forgave his entire salary for such fiscal year and for the fiscal year ended July 31, 2004, Mr. Benou forgave his entire salary for such fiscal year.

** For the fiscal year ended July 31, 2003, Marc Benou forgave $54,644 of his salary and for the fiscal year ended July 31, 2004, Mr. Benou forgave $63,500 of his salary.

*** Other compensation consisted of a car allowance.

(1) The Company began paying Robert Benou’s 2005 bonus in September 2005, in monthly installments of $9,000, which may increase depending on the Company’s cash requirements. Mr. Benou’s entire bonus of $125,000 will be paid in the next fiscal year. The Company is recording the liability in fiscal year-ended July 31, 2005 because the bonus was paid for Mr. Benou’s contributions to the Company during the 2005 fiscal year.

(2) The Company paid Marc Benou’s bonus in two installments of $30,000 in August and September 2005, respectively. The Company is recording the liability in fiscal year-ended July 31, 2005 because the bonus was paid for Mr. Benou’s contributions to the Company during the 2005 fiscal year.

(3) On February 10, 2005, our stockholders approved the granting of 350,000 shares of our common stock to our directors, officers and employees. As of July 31, 22005, all of these shares were granted.

On July 9, 2002 our stockholders approved our 2002 Stock Option Plan under which up to 190,000 shares of our common stock may be granted to our employees, directors and consultants. To date, no options have been granted under this plan. The exercise price of options granted under the 2002 Stock Option Plan will be the fair market value of our common stock on the date immediately preceding the date on which the option is granted.

EMPLOYMENT AGREEMENTS

                Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2005 was $350,000 and increases by $20,000 annually on June 1st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

                Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2005 was $112,000 and he receives annual increases of $6,000 on June 1st of each year. Mr. Benou is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following table sets forth, as of July 31, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

This table is prepared based on information supplied to us by the listed security holders, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the SEC.

Under thee rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Unless otherwise noted, the address for each of the named individuals is c/o Conolog Corporation, 5 Columbia Road, Somerville, New Jersey 08876.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership is based on 7,417,847 shares issued and outstanding.

Name and Title	Amount and Nature of Beneficial Ownership		Percent of Class

Robert S. Benou, Chairman, Chief Executive Officer, Chief Financial	208,400		2.81%
Officer and Director
Marc R. Benou, President, Chief Operating Officer, Secretary and Director	229,000		3.09%
Thomas Fogg, Vice President – Engineering	20,000		*
Louis Massad, Director	0		*
Edward J. Rielly, Director	0		*
David M. Peison, Director	20,000		*
All Officers and Directors as a Group (6 persons)	477,000		6.43%
DKR Soundshore Oasis Holding Fund Limited	400,000	(1)	5.39%
Barclays Global Investors, N.A.	417,709	(2)	5.63%
Excalibur Limited Partnership	590,000	(3)	7.95%

* Less than 1%.

(1) The beneficial ownership of DKR Soundshore Oasis Holding Fund Limited does not include (i) 200,000 shares of our common stock issuable upon exercise of a warrant with an exercise price of $1.25 per share because this warrant cannot be exercised until January 20, 2006, and (ii) 400,000 shares of our common stock issuable upon the exercise of a warrant with an exercise price of $1.6892 per share because this warrant cannot be executed until January 18, 2006. DKR Oasis Management Company LP, pursuant to an investment management agreement with DKR Soundshore Oasis Holding Fund Ltd., has voting and investment authority over DKR Soundshore Oasis Holding Fund Ltd. Seth Fisher is the managing partner of Oasis Management Holdings LLC, one of the general partners of DKR Oasis Management Company, LP, and as such has ultimate trading authority over DKR Soundshore Oasis Holding Fund Ltd. Mr. Fischerdisclaims beneficial ownership over these securities. The address for DKR Soundshore Oasis Holding Fund Limited is 18 Church Street, Hamilton, HM11 Bermuda.

(2) The information for Barclays Global Investors, N.A. is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2005. The

principal business address for Barclays Global Investors, N.A. is 45 Fremont Street, San Francisco, CA 94105.

(3) The beneficial ownership of Excalibur Limited Partnership does not include (i) 75,000 shares of our common stock issuable upon exercise of a warrant with an exercise price of $1.25 per share because this warrant cannot be exercised until January 20, 2006 and (ii) 440,000 shares of our common stock issuable upon the exercise of a warrant with an exercise price of $1.6892 per share because this warrant cannot be exercised until January 18, 2006. William Hechter is the president of Excalibur Limited Partnership and as such has voting and investment control over these securities. Mr. Hechter disclaims beneficial ownership of these securities.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Robert Benou, our Chairman, Chief Executive Officer and Chief Financial Officer has made a series of non-recourse loans to the Company totaling $326,428 as of July 31, 2002. The Company repaid $56,499 during fiscal year 2003, $ 103,000 during fiscal 2004 and the balance of $ 166,929 plus simple interest of $ 23,371 was paid during fiscal year 2005. Each loan bears an interest rate of 4.00% and must be paid by the Company one year from the date the loan is made.

Item 13.  EXHIBITS

(a)	Exhibits.

Index of Exhibits

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation - incorporated by reference to the Registrant’s Exhibit 3.01 to Registration Statement on Form S-1 (File No. 2-31302).

3.1.1	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Exhibit 3.02 to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

3.1.2	Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K for July 1971.

3.1.3	Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant’s name from “Data Sciences Incorporated” to “DSI Systems, Inc.” - incorporated by reference to Exhibit 3.03(a)to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

3.1.4	Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to Exhibit 3.04 to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

3.1.5	Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series B

Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K for November 1972.

3.1.6	Certificate of Ownership and Merger respecting merger of Conolog Corporation into the Registrant and the changing of the Registrant’s name from “DSI Systems, Inc.” to “Conolog Corporation” - incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K for June 1975.

3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1	Specimen Certificate for shares of Common Stock (1)

10.1	Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (2)

10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (2)

10.3	Conolog Corporation 2002 Stock Option Plan (3)

10.4	Subscription Agreement dated as of July 17, 2005, among Conolog Corporation and the subscribers named therein (4)

10.5	Form of Warrant (issued by Conolog Corporation pursuant to the July 17, 2005 Subscription Agreement) (4)

10.6	Form of Brokers Warrant (issued by Conolog Corporation pursuant to the July 17, 2005 Subscription Agreement) (4)

10.7	Subscription Agreement dated December 3, 2004 (5)

10.8	Form of Warrant (issued pursuant to the December 3, 2004 Subscription Agreement)

10.9	Form of Brokers Warrant issued pursuant to the December 3, 2004 Subscription Agreement

14.1	Code of Ethics (4)

21.1	List of Subsidiaries*

23.1	Consent of Bagell, Josephs, Levine and Company LLC*

31.1	Rule 13a-14a/15d-14a Certification of Robert Benou*

31.2	Rule 13a-14a/15d-14a Certification of Marc Benou*

32.	Section 1350 Certification*

________________________
* Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-92424).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 0-8174) as filed on September 12, 1997.

(3)	Incorporated by reference to the Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 25, 2003.

(4)	Incorporated by reference to the 8-K filed with the Securities and Exchange Commission on July 25, 2005.

(5)	Incorporated by reference to the 8-K filed with the Securities and Exchange Commission on December 10, 2004.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Bagell, Josephs, Levine & Company LLC was retained by the Company on September 21, 2004 to serve as its principal accountant. Prior to that date, Bagell, Josephs, Levine & Company LLC did not perform any services nor receive any fees from the Company.

Audit Fee

Bagell, Josephs, & Company LLC billed the Company in the aggregate amount of $33,000 and $21,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the years ended July 31, 2005 and 2004, respectively.

AUDIT-RELATED FEES

No fees were billed for the years ended July 31, 2005 and 2004 for assurance and related services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

TAX FEES

No fees were billed for the years ended July 31, 2005 and 2004 for tax compliance, tax advice, or tax planning services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

ALL OTHER FEES

No fees were billed to the Company by Bagell, Josephs, Levine & Company LLC for the years ended July 31, 2005 and 2004 for services not described above.

                It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conolog Corporation

October 26, 2005	By:	/s/ Robert S. Benou

Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 26, 2005	/s/ Robert S. Benou

Chairman, Chief Executive Officer and Chief Financial Officer

October 26, 2005	/s/Marc R. Benou

President, Chief Operating Officer, Secretary and Director

October 26, 2005	/s/Louis S. Massad

Director

October 26, 2005	/s/Edward J. Rielly

Director

October 26, 2005s	/s/David M. Peison

Director

Conolog Corporation and Subsidiaries

Consolidated Financial Statements

July 31, 2005 and 2004

Annual Report on Form 10-K

Item 8, Item 14 (a)(1) and (2)

Consolidated Financial Statements

Years Ended July 31, 2005 and 2004

Conolog Corporation and Subsidiaries

Somerville, New Jersey

Form 10-K - Item 14 (a) (1) and (2)
Index to the Consolidated Financial Statements
Conolog Corporation and Subsidiaries
July 31, 2005 and 2004

Page

The following consolidated financial statements of the registrant are included in Item 14:

Report Of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of July 31, 2005 and 2004	F-2 - F-3

Consolidated Statements of Operations for the years ended July 31, 2005 and 2004	F-4

Consolidated Statements of Stockholders’ Equity for the years
ended July 31, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the years ended July 31, 2005 and 2004	F-6 - F-7

Notes to Consolidated Financial Statements	F-8- F-20

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conolog Corporation
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiaries (the “Company”) as of July 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and its Subsidiaries as of July 31, 2005 and 2004, and the results of its operations, changes in stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

 September 30, 2005

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CONOLOG CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JULY 31, 2005 and 2004

ASSETS
	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$4,471,072	$1,119,768
Accounts receivable - net of allowance for doubtful accounts of $1,000.	89,194	148,171
Prepaid expenses	23,755	—
Current portion of note receivable	14,864	7,920
Inventory	900,000	500,000
Other current assets	252,599	44,099

Total Current Assets	5,751,484	1,819,958

Property, Plant and Equipment:
Machinery and equipment	1,324,504	1,307,558
Furniture and fixtures	423,342	409,459
Automobiles	34,097	21,340
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265

	1,959,411	1,915,825
Less: accumulated depreciation and amortization	(1,868,405)	(1,821,215)

	91,006	94,610

OTHER ASSETS:
Inventory, net of current portion	970,212	1,424,417
Note receivable, net of current portion	125,106	140,720

Total Other Assets	1,095,318	1,565,137

TOTAL ASSETS	$6,937,808	$3,479,705

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JULY 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004

LIABILITIES:
Current Liabilities:
Convertible debt	$—	$1,094,000
Accounts payable	46,650	209,575
Accrued expenses	248,643	66,734
Accrued legal fees	175,000	74,417
Loan from officer	—	77,427
Accrued payroll	—	12,445

Total Liabilities	470,293	1,534,598

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.50; Series A; 4% cumulative; 162,000 shares authorized; 155,000 shares issued and outstanding at July 31, 2005 and 2004, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 50,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2005 and 2004, respectively.	597	597
Common stock, par value $0.01; 20,000,000 shares authorized; 7,417,847 and 2,879,001 shares issued and outstanding at July 31, 2005 and 2004 respectively including 220 shares held in treasury.	74,172	28,795
Contributed capital	35,425,721	27,495,048
Retained (deficit)	(28,391,938)	(25,400,429)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(547,750)	—
Prepaid consulting	(39,053)	(124,670)

Total Stockholders’ Equity	6,467,515	1,945,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,937,808	$3,479,705

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2005 AND 2004

	2005	2004

OPERATING REVENUES
Product revenue	$549,222	$963,008
COST OF PRODUCT REVENUES	494,605	913,561

GROSS PROFIT	54,617	49,447

OPERATING EXPENSES
General and administrative costs	1,950,289	774,919
Selling and trade shows	274,503	124,857
Professional fees	374,292	528,954
Research and development	177,338	93,984
Stock based compensation	547,750	3,592,000

Total Operating Expenses	3,324,172	5,114,714

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,269,555)	(5,065,267)

OTHER INCOME (EXPENSE)
Interest income	58,154	7,034
Interest expense	(23,371)	(20,960)
Beneficial interest	—	(1,200,000)
Other income	720	3,307

Total Other Income (Expense)	35,503	(1,210,619)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(3,234,052)	(6,275,886)
Benefit from income taxes	246,723	—

LOSS FROM CONTINUING OPERATIONS	(2,987,329)	(6,275,886)
DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of income tax benefit of $0)	—	(94,515)
(Loss) from disposal of discontinued operations (Net of income tax expense of $0)	—	(127,889)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,987,329)	$(6,498,290)

NET LOSS PER COMMON SHARE - CONTINUING OPERATIONS	$(0.59)	$(4.08)

NET LOSS PER COMMON SHARE - DISCONTINUED OPERATIONS	$—	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,024,671	1,537,801

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JULY 31, 2005 AND 2004

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Contributed Capital	Contributed Capital - Warrants	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation	Prepaid Consulting	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at July 31, 2003	155,000	$77,500	1,197	$597	1,299,182	$12,999	$21,729,632	$—	$(18,897,959)	$(131,734)	$(222,212)	$(68,458)	$2,500,365

Common shares issued to directors	—	—	—	—	800,000	8,000	3,584,000	—	—	—	—	—	3,592,000

Common shares issued to consultants	—	—	—	—	599	5	527	—	—	—	—	—	532

Issuance of warrants with convertible debt	—	—	—	—	0	0	0	1,200,000	—	—	—	—	1,200,000

Conversion of debt	—	—	—	—	100,000	1,000	105,000	—	—	—	—	—	106,000

Common shares and warrants issued in subscription agreement	—	—	—	—	479,000	4,791	284,308	399,401	—	—	—	—	688,500

Shares issued for services to be provided	—	—	—	—	200,000	2,000	188,000	—	—	—	—	(190,000)	—

Amortization of consultant services	—	—	—	—	—	—	—	—	—	—	—	133,788	133,788

Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	222,212	—	222,212

Net loss for the year	—	—	—	—	—	—	—	—	(6,498,290)	—	—	—	(6,498,290)

Dividends	—	—	—	—	—	—	4,180	—	(4,180)	—	—	—	—

Balance at July 31, 2004	155,000	$77,500	1,197	$597	2,878,781	$28,795	$25,895,647	$1,599,401	$(25,400,429)	$(131,734)	$—	$(124,670)	$1,945,107

Conversion of debt	—	—	—	—	1,032,076	10,321	1,083,679	—	—	—	—	—	1,094,000

Common shares issued for cash	—	—	—	—	2,569,355	25,686	3,049,649	—	—	—	—	—	3,075,335

Costs directly related to stock subscriptions	—	—	—	—	—	—	(1,093,781)	—	—	—	—	—	(1,093,781)

Warrants issued for common stock shares	—	—	—	—	—	—	(1,187,928)	3,857,593	—	—	—	—	2,669,665

Warrants converted to common stock shares	—	—	—	—	470,000	4,700	2,391,501	(1,599,401)	—	—	—	—	796,800

Shares issued for services to be provided	—	—	—	—	117,000	1,170	333,181	—	—	—	—	(334,351)	—

Amortization of consultant services	—	—	—	—	—	—	—	—	—	—	—	419,968	419,968

Common shares issued to officers, directors and employees	—	—	—	—	350,000	3,500	1,092,000	—	—	—	(1,095,500)	—	—

Amortization officers, directors and employee compensation	—	—	—	—	—	—	—	—	—	—	547,750	—	547,750

Exchange lots / escheatment	—	—	—	—	635	—	—	—	—	—	—	—	—

Net loss for the Year	—	—	—	—	—	—	—	—	(2,987,329)	—	—	—	(2,987,329)

Dividends	—	—	—	—	—	—	4,180	—	(4,180)	—	—	—	—

Balance at July 31, 2005	155,000	$77,500	1,197	$597	7,417,847	$74,172	$31,568,128	$3,857,593	$(28,391,938)	$(131,734)	$(547,750)	$(39,053)	$6,467,515

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,987,329)	$(6,275,886)
Adjustments to reconcile net loss to net cash (used in) continuing operations:
Depreciation	50,530	41,255
Amortization of deferred compensation	547,750	222,212
Amortization of prepaid consulting expense	419,968	133,788
Net (loss) on sale of subsidiaries	—	(127,889)
Gain on sale of equipment	(400)	—
Common stock issued for services	—	593
Common stock based compensation	—	3,592,000
Warrants issued with convertible debt	—	1,200,000

Changes in assets and liabilities
(Increase) decrease in accounts receivable	58,977	(114,639)
Decrease in inventories	54,205	24,711
(Increase) in other current assets	(232,255)	(19,959)
Decrease in deferred income taxes	—	323,959
Increase (decrease) in accounts payable	(162,925)	97,263
Increase (decrease) in accrued expenses and other liabilities	270,047	(189)

Net cash (used in) continuing operations	(1,981,432)	(902,781)

DISCONTINUED OPERATIONS
Net (loss)	—	(94,515)
Change in net assets of discontinued operations	—	230,995

Net cash provided by discontinued operations	—	136,480

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	400	—
Purchase of equipment and leasehold improvements	(46,926)	—

Net cash (used in) investing activities	(46,526)	—

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE YEARS ENDED JULY 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	$—	$(250,000)
Proceeds of loan from officer	—	202,500
Repayment of loan from officer	(77,427)	(158,002)
Proceeds from issuance of convertible debt	—	1,200,000
Proceeds from issuance of stock, net of issuance costs	4,651,219	—
Proceeds from issuance of stock and warrants	796,800	688,500
Proceeds from note receivable	8,670	97,629
Proceeds from sale of subsidiary	—	34,000

Net cash provided by financing activities	5,379,262	1,814,627

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,351,304	1,048,326

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,119,768	71,442

CASH AND CASH EQUIVALENTS - END OF YEAR	$4,471,072	$1,119,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$23,371	$12,294

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Debt converted to equity	$1,094,000	$106,000

Common stock issued for services to be provided	$334,350	$124,670

Common stock issued for deferred compensation	$1,095,500	$—

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004

NOTE 1-	NATURE OF ORGANIZATION

Conolog Corporation (the “Company”) is in the business of design, manufacturing and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmissions and reception and other communication areas. The Company’s products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets. The Company’s customers include primarily industrial customers, which include power companies, and various branches of the military.

The Company formed a wholly owned Subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January, 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries. In March 2004 the Company ceased operating its staffing business. The assets of the Company’s wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the Company’s vice-president of operations of Atlas Design.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Conolog Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of twelve months or less.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets. Depreciation and amortization was $50,530 and $41,255 for the years ended July 31, 2005 and 2004, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $177,338 and $ 93,984 for the years ended July 31, 2005 and 2004 respectively.

Revenue Recognition

Revenue is recorded in accordance with the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104, which supersedes SAB No. 101. Revenue from product sales are recognized at the time of shipment (when title and risks and rewards of ownership have passed) upon fulfillment of acceptance terms; products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete as long as the collection of the resulting receivable is probable.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $7,301 and $6,994 for the years ended July 31, 2005 and 2004, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $10,373 and $25,627 for the years ended July 31, 2005 and 2004, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities Issued for Services

The Company accounts for common stock issued for compensation services of Officers, Directors and employees by reference to the fair market value of the Company’s stock on the date of stock issuance. Consulting service and commission expense is recorded at the rate that such services are normally paid at.

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

Loss Per Share of Common Stock

Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earning per share available to common shareholders. The number of weighted average shares used in the computations were 5,024,671 and 1,537,801 for 2005 and 2004 respectively. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2005 and 2004 would be anti-dilutive.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The effect of assuming the exercise of outstanding warrants at July 31, 2005 would be anti-dilutive. The following transactions occurred after July 31, 2004, which, had they taken place during fiscal 2004, would have changed the number of shares used in the computations of earnings per share: (1) $1,094,000 debenture was converted into 1,032,076 common stock shares; (2) 470,000 common stock shares were issued as a result of warrants being exercised.

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31, 2005	July 31, 2005

Net Loss	$(2,987,329)	$(6,498,290)

Weighted-average common shares outstanding (Basic)	5,024,671	1,537,801

Weighted-average common stock equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	5,024,671	1,537,801

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2006 and thereafter.

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 3-	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits. The company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

NOTE 4-	INVENTORY

Inventory consisted of the following as of July 31,:

	2005	2004

Finished Goods	$454,377	$783,348
Work-in-process	10,448	14,790
Raw materials	1,405,387	1,126,279

	$1,870,212	$1,924,417

Inventory of $970,212 was classified as non-current. Only the amount the Company expects to realize in the next operating cycle has been classified as current.

NOTE 5-	OPERATING LEASE COMMITMENTS

The Company leases their facilities and various equipment under operating leases. Total rental expense for all operating leases of the Company amounted to approximately $55,680 and $54,302 during the years ended July 31, 2005 and 2004, respectively. The Company currently leases its facilities on a month-to-month basis.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 6-	INCOME TAXES

The income tax (benefit) is comprised of the following:

	July 31,
	2005	2004

Current Income Taxes	$—	$—
Federal	—	—
State	(246,723)	—

	$(246,723)	$—

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2003, the Company entered into an agreement under which it sold a portion of its NOL carryover. The total estimated proceeds of this transaction was recorded as a benefit in the accompanying financial statements.

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

	July 31,
	2005	2004

Federal statutory tax rate	34.0%	34.0%
Valuation Allowance on Net
Operating Loss Carryover	(34.0%)	(34.0%)
Permanent and other differences	—	—

	—%	—%

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 6-                INCOME TAXES (CONTINUED)

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses.

The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

At July 31, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $32,860,000, which is available to offset future Federal and State taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

	Federal	State

2010	$—	$90,000
2011	—	6,400,000
2013	250,000	2,985,000
2014	1,230,000	—
2015	960,000	—
2017	550,000	—
2018	1,660,000	—
2019	860,000	—
2020	2,140,000	—
2021	2,650,000	—
2022	3,150,000	—
2023	550,000	—
2024	6,400,000	—
2025	2,985,000	—

	$23,385,000	$9,475,000

At July 31, 2005, deferred tax assets consist of the following:

Net operating loss carry-forwards	$8,516,400
Less: valuation allowance	(8,516,400)

$-0-

At July 31, 2005, the Company had deficits accumulated in the approximate amount of $28,388,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 7-	LOAN FROM OFFICER

Loan from officer represents advances made by an officer of the company. The advances are due one year after the date of receipt and bear interest at a rate of 4% per annum. Total advances made by the officer were $0 and $202,500 for the years ended July 31, 2005 and 2004, respectively. Repayments to the officer were $77,427 and $158,002 for the years ended July 31, 2005 and 2004, respectively. The balance due to the officer at July 31, 2005 was $0.

NOTE 8-	PROFIT SHARING PLAN

The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2005 and 2004.

The Plan also provides an employee savings provision (401(k) plan whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company made matching contributions to the plan of $160,542 and $ 0 for the fiscal years ended July 31, 2005 and 2004 respectively.

NOTE 9-	STOCKHOLDERS’ EQUITY

The Series A Preferred Stock provides 4% cumulative dividends, which were $111,483 ($0.72 per share) in arrears at July 31, 2005. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $48,000 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $36,696 ($30.66 per share) in arrears at July 31, 2005. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock.

The Company has reserved 155,059 shares of Common Stock for Series A and B Preferred Stock.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 9-	STOCKHOLDERS’ EQUITY (CONTINUED)

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

On February 15, 2005 the above 200,000 warrants were exercised and the Company received proceeds of $ 367,500.

On February 18, 2005, the Company entered into a subscription agreement with a group of investors for common stock and warrants to purchase shares of common stock. The Company sold to the investors 1,369,355 shares of common stock and 958,549 warrants with an exercise price of $1.25, which expire on August 18, 2010. The Company received $4,245,000 in exchange for the shares and warrants.

On July 19, 2005, the Company entered into a subscription agreement with a group of investors for common stock and warrants to purchase shares of common stock. The Company sold to the investors 1,200,000 shares of common stock and 1,440,000 warrants with an exercise price of $1.6892, which expire on January 19, 2011. The Company received $1,500,000 in exchange for the shares and warrants.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 9-	STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the Company’s warrant activity is as follows:

	Year Ended July 31, 2005

	Number of Warrants	Weighted average Exercise price

Balance at July 31, 2003	—	—
Issued April 2004	470,000	$1.69

Balance at July 31, 2004	470,000	1.69
Issued February 2005	958,549	1.25
Issued July 2005	1,440,000	1.69
Exercised September 2004	(270,000)	1.59
Exercised February 2005	(200,000)	1.84
Forfeited	—	—

Balance at July 31, 2005	2,398,549	$1.28

NOTE 10-	CONVERTIBLE DEBENTURES

On April 26, 2004, the Company entered into a Securities Purchase Agreement with an investor, whereby the Company issued and sold to the investor, in a private placement, a $1,200,000 principal amount Secured Convertible Term Note and warrants to purchase 270,000 shares of common stock. The principal amount of the note was repayable at the rate of $50,000 per month, plus accrued interest, if any, commencing on May 1, 2005 and may be paid at the investors’ option in cash or shares of the Company’s common stock at the conversion rate of $1.06.

The 270,000 warrants were exercised on September 27, 2004 at an exercise price of 1.59. The warrants were valued using the Black-Scholes option valuation model with a resulting allocation to interest expense of $1,200,000. The following assumptions were utilized to value the warrants: price per share $4.55; expected life of seven years; expected volatility of 151%; a risk free interest rate of 3.4%; and an expected yield of 0.0%.

As of July 31, 2004, $106,000 of principal was converted into 100,000 common shares. During Fiscal 2005, the remainder of $ 1,094,000 of principal was converted into 1,032,076 common shares.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 11-	MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Year Ended	Sales to Major Customers	Number of Customers	Percentage of Total

2005	$342,271	2	62.0%
2004	$414,684	2	49.0%

NOTE 12-	STOCK OPTION PLAN

2002 Stock Option Plan

On April 23, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (“the 2002 Plan”). Under the 2002 Plan, the Company may grant up to 190,000 shares of common stock as either incentive stock options under Section 422A of the Internal Revenue Code or nonqualified stock options. Subject to the terms of the 2002 Plan, options may be granted to eligible persons at any time and under such terms and conditions as determined by the 2002 Stock Option Committee (‘the Committee”). Unless otherwise determined by the Committee, each stock option shall terminate no later than ten years (or such shorter time as may be fixed by the Committee) after the date in which it was granted. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of common stock as determined on the date of the grant. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

As of July 31, 2005, there had been no shares granted under the 2002 Plan.

NOTE 13-	PREPAID CONSULTING

During Fiscal Year July 31, 2005, the Company issued 117,000 shares of common stock to various consultants for services. Of these, 37,500 shares issued were for services that extend into the future and are amortized against invoices billed by the consultants for actual services rendered 79,500 of the shares issued were for services performed in fiscal year 2005 and were expensed in value at the date of the agreement, as there was no readily determinable value for the consulting services provided or to be provided. The Company accounted for the prepaid value of consulting services in accordance with EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004

NOTE 14-	DISCONTINUED OPERATIONS

On April 30, 2004, the Company sold the assets of its’ wholly owned subsidiary, Nologoc Corporation, T/A Atlas Design, Incorporated. The decision to sell the component was based on the intensely competitive and highly fragmented nature of the placement services business. The subsidiary was sold to the vice-president of operations of Atlas Design. The Company received $34,000 of proceeds and recorded a loss from the disposal of $127,889. Net sales of Atlas Design, Incorporated were $439,174 and $783,195 for the years ended July 31, 2004 and 2003, respectively.

NOTE 15-	SUBSEQUENT EVENTS

None.