Form 10KSB/A
period 2005-07-31
CONOLOG CORP
filed 2005-12-12
CIK 23503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

[AMENDMENT]

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

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of October 17, 2005 was 7,417,847.

TABLE OF CONTENTS

PART I

Item 1. Description of Business	1

Item 2. DESCRIPTION OF PROPERTY	10

Item 3. LEGAL PROCEEDINGS	10

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II

Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	12

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	13

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

Amendment

This amendment is being filed to (i) revise and expand the General and Administrative section of Management’s Discussion and Analysis of Operation and (ii) reclassify the amount of stock based compensation paid to officers, directors, consultants and employees to general and administrative costs.

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

(A) Commercial Sales

(Under the trade name "INIVEN" (a wholly owned

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

Our military sales are received through independent sales representatives who are paid a commission.

B) Commercial "INIVEN" Sales and Products

"INIVEN" equipment is designed around four (4) core product groups:

(1)	Protective Tone Relay (PTR) and Protective Digital Relay (PDR) Teleprotection Series Communications Terminal, which includes the PTR-1000, PTR-1500 and PDR-2000.
(2)	Audio Tone & Telemetry Equipment (Audio Tone Control, Telemetering and Data Transmission Systems), which includes Series "98", “68", "40" and "GEN-1".
(3)	Multiplex Supervisory Control System
(4)	Communication Link Multihead Fiber Optic Couplers and Industrial Grade 12 Baud Modems.

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

Sales efforts for the PDR and PTR series are presently being conducted by the Company's Marketing executives, through independent manufacturers' representatives and through distributors. Sales are targeted primarily to the largest utilities and co-generators.

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

The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock traded on the Nasdaq Capital Market for 2005 and 2004.

	Common Stock
Fiscal Year 2005	High	Low

First Quarter	6.61	1.41

Second Quarter	6.30	3.40

Third Quarter	4.29	1.50

Fourth Quarter	2.07	1.46

	Common Stock
Fiscal Year 2004	High	Low

First Quarter	1.45	.55

Second Quarter	1.25	.73

Third Quarter	8.77	.60

Fourth Quarter	7.88	1.65

(b)         As of July 31, 2005, the Company's Common Stock was held by approximately 744 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

General and Administrative expenses for the years ended July 31, 2005 and July 31, 2004 totaled $2,498,039 and $4,366,919, respectively. The Company attributes the decrease of $1,868,880 in general and administrative expense, in part, to the decrease in stock-based compensation; however, this decrease was partially off-set by (i) salaries paid to officers in fiscal 2005 which had not been paid in fiscal 2004; (ii) reinstatement of certain employee benefits, which had been suspended in fiscal 2004; and (iii) an increase in expenses related to increased sales and marketing efforts. At a meeting on February 10, 2005, the Company’s shareholders approved a proposal that authorized the Company’s Board to issue from time-to-time an aggregate of 350,000 shares of the Company’s common stock to its directors and employees, including its officers, and on February 10, 2005, the Company’s Board of Directors granted an aggregate of 350,000 shares of the Company’s common stock to its directors and employees, including its officers. Stock grants to the Company’s employees, officers and directors are an expense which is reflected as a part of the Company’s general and administrative cost. The amount of this expense is determined by multiplying the number of shares granted by the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on the day before the grant Stock-based compensation expenses for the year ended July 31, 2005 was $547,750, which was a decrease of $3,044,250 from the $3,592,000 in stock-based compensation expenses for the fiscal year ended July 31, 2004.

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

General and Administrative expense for the years ended July 31, 2004 and July 31, 2003 totaled $4,366,919 and $1,579,196, respectively. The Company attributed the increase of $2,787,723 in selling, general and administrative expense to a higher commission expense, additional trade show costs and increased professional fees due to compliance with increased regulations under the Sarbanes-Oxley Act. At the Annual Meeting of Shareholders of the Company held on June 25, 2003, the Company’s shareholders approved a proposal that authorized the Company’s Board to issue from time-to-time an aggregate of 800,000 shares to the Company’s officers and/or directors. In April 2004, the Board granted an aggregate of 800,000 shares of the Company’s common stock to its directors and officers. At the Annual Meeting of Shareholders of the Company held on June 25, 2003, the Company’s shareholders approved a proposal that authorized the Company’s Board to issue from time-to-time an aggregate of 800,000 shares to the Company’s officers and/or directors. In April 2004, the Board granted an aggregate of 800,000 shares of the Company’s common stock to its directors and officers. Stock grants to the Company’s employees, officers and directors are an expense which is reflected as a part of the Company’s general and administrative costs. The amount of this expense is determined by multiplying the number of shares granted by the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on the day before the grant. Stock-based compensation expenses for the year ended July 31, 2004 was $3,592,000, which was a increase of $3,148,865 from the $443,135 in stock-based  compensation expenses for the fiscal year ended July 31, 2003.

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

Code of Ethics.

The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to, accrued and forgiven by each executive officer during fiscal 2005.

Annual Compensation					Long-Term Compensation
Name and Principal	Fiscal Year-End (July 31)	Salary		Bonus	Restricted Stock Awards (3)	Closing Price of Common Stock on the Date of the Restricted Stock Award	Securities Underlying Options/ SARS	Other Compensation
Robert Benou, Chairman,	2005	$323,333		$125,000(1)	85,000	$3.13	0	$18,000	***
Chief Executive Officer,	2004	$312,000		0	390,000	$4.49	0	$12,780	***
Chief Financial Officer and Director	2003	$291,666	*	0	0	$0.00	0	$12,780	***
Marc Benou, President,	2005	$111,000	**	$ 60,000(2)	80,000	$3.13	0
Chief Operating Officer,	2004	$ 98,500	**	0	340,000	$4.49	0
Secretary and Director	2003	$ 91,333	**	0	0	$0.00	0
Thomas Fogg,	2005	$ 40,602		0	20,000	$3.13	0
Vice President -	2004	$ 40,602		0	0	$0	0
Engineering	2003	$ 40,602		0	50,000	$1.08	0

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

(3) On February 10, 2005, our stockholders approved the granting of 350,000 shares of our common stock to our directors, officers and employees. As of July 31, 2005, all of these shares were granted.

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

Name and Title	Amount and Nature of Beneficial Ownership	Percent of Class
Robert S. Benou, Chairman, Chief Executive Officer, Chief Financial Officer and Director	208,400	2.81%
Marc R. Benou, President, Chief Operating Officer, Secretary and Director	229,000	3.09%
Thomas Fogg, Vice President – Engineering	20,000	*
Louis Massad, Director	0	*
Edward J. Rielly, Director	0	*
David M. Peison, Director	20,000	*
All Officers and Directors as a Group (6 persons)	477,000	6.43%
DKR Soundshore Oasis Holding Fund Limited	400,000 (1)	5.39%
Barclays Global Investors, N.A.	417,709 (2)	5.63%
Excalibur Limited Partnership	590,000 (3)	7.95%

* Less than 1%.

(1) The beneficial ownership of DKR Soundshore Oasis Holding Fund Limited does not include (i) 200,000 shares of our common stock issuable upon exercise of a warrant with an exercise price of $1.25 per share because this warrant cannot be exercised until January 20, 2006, and (ii) 400,000 shares of our common stock issuable upon the exercise of a warrant with an exercise price of $1.6892 per share because this warrant cannot be executed until January 18, 2006. DKR Oasis Management Company LP, pursuant to an investment management agreement with DKR Soundshore Oasis Holding Fund Ltd., has voting and investment authority over DKR Soundshore Oasis Holding Fund Ltd. Seth Fisher is the managing partner of Oasis Management Holdings LLC, one of the general partners of DKR Oasis Management Company, LP, and as such has ultimate trading authority over DKR Soundshore Oasis Holding Fund Ltd. Mr. Fischer disclaims beneficial ownership over these securities. The address for DKR Soundshore Oasis Holding Fund Limited is 18 Church Street, Hamilton, HM11 Bermuda.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert Benou, our Chairman, Chief Executive Officer and Chief Financial Officer has made a series of non-recourse loans to the Company totaling $326,428 as of July 31, 2002. The Company repaid $56,499 during fiscal year 2003, $103,000 during fiscal 2004 and the balance of $166,929 plus simple interest of $23,371 was paid during fiscal year 2005. Each loan bears an interest rate of 4.00% and must be paid by the Company one year from the date the loan is made.

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

3.1.3

Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant’s name from “Data Sciences Incorporated” to “DSI Systems, Inc.” - incorporated by reference to Exhibit 3.03(a) to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

24

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

3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1	Specimen Certificate for shares of Common Stock (1)

10.1	Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (2)
10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (2)
10.3	Conolog Corporation 2002 Stock Option Plan (3)

10.4	Subscription Agreement dated as of July 17, 2005, among Conolog Corporation and the subscribers named therein (4)
10.5	Form of Warrant (issued by Conolog Corporation pursuant to the July 17, 2005 Subscription Agreement) (4)
10.6	Form of Brokers Warrant (issued by Conolog Corporation pursuant to the July 17, 2005 Subscription Agreement) (4)
10.7	Subscription Agreement dated December 3, 2004 (5)
10.8	Form of Warrant (issued pursuant to the December 3, 2004 Subscription Agreement)
10.9	Form of Brokers Warrant issued pursuant to the December 3, 2004 Subscription Agreement
14.1	Code of Ethics (4)
21.1	List of Subsidiaries*
23.1	Consent of Bagell, Josephs, Levine and Company LLC*
31.1	Rule 13a-14a/15d-14a Certification of Robert Benou*

31.2	Rule 13a-14a/15d-14a Certification of Marc Benou*
32.	Section 1350 Certification

----------------------------------

* Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-92424).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 0-8174) as filed on September 12, 1997.
(3)	Incorporated by reference to the Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 25, 2003.
(4)	Incorporated by reference to the 8-K filed with the Securities and Exchange Commission on July 25, 2005.
(5)	Incorporated by reference to the 8-K filed with the Securities and Exchange Commission on December 10, 2004.

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

AUDIT-RELATED FEES

NO FEES WERE BILLED FOR THE YEARS ENDED JULY 31, 2005 AND 2004 FOR ASSURANCE AND RELATED SERVICES BY BAGELL, JOSEPHS, LEVINE & COMPANY LLC THAT ARE REASONABLY RELATED TO THE PERFORMANCE OF THE AUDIT OR REVIEW OF THE COMPANY'S FINANCIAL STATEMENTS AND ARE NOT REPORTED UNDER THE CATEGORY AUDIT FEES DESCRIBED ABOVE.

TAX FEES

No fees were billed for the years ended July 31, 2005 and 2004 for tax compliance, tax advice, or tax planning services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

ALL OTHER FEES

No fees were billed to the company by Bagell, Joseph, Levine & Company LLC for the years ended July 31, 2005 and 2004 for services not described above.

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

Conolog Corporation

By: /s/ Robert S. Benou
October 26, 2005	Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 26, 2005	/s/ Robert S. Benou
Chairman, Chief Executive Officer and
Chief Financial Officer

October 26, 2005	/s/ Marc R. Benou
President, Chief Operating Officer, Secretary and Director

October 26, 2005	/s/ Louis S. Massad
Director

October 26, 2005	/s/ Edward J. Rielly
Director

October 26, 2005	/s/ David M. Peison
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

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2005 and 2004

ASSETS

	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$4,471,072	$1,119,768
Accounts receivable - net of allowance for doubtful
accounts of $1,000.	89,194	148,171
Prepaid expenses	23,755	-
Current portion of note receivable	14,864	7,920
Inventory	900,000	500,000
Other current assets	252,599	44,099

Total Current Assets	5,751,484	1,819,958

Property, Plant and Equipment:
Machinery and equipment	1,324,504	1,307,558
Furniture and fixtures	423,342	409,459
Automobiles	34,097	21,340
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265
	1,959,411	1,915,825
Less: accumulated depreciation and amortization	(1,868,405)	(1,821,215)
	91,006	94,610

OTHER ASSETS:
Inventory, net of current portion	970,212	1,424,417
Note receivable, net of current portion	125,106	140,720

Total Other Assets	1,095,318	1,565,137

TOTAL ASSETS	$6,937,808	$3,479,705

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

	2005	2004
LIABILITIES:
Current Liabilities:
Convertible debt	$-	$1,094,000
Accounts payable	46,650	209,575
Accrued expenses	248,643	66,734
Accrued legal fees	175,000	74,417
Loan from officer	-	77,427
Accrued payroll	-	12,445

Total Liabilities	470,293	1,534,598

STOCKHOLDERS' EQUITY
Preferred stock, par value $.50; Series A; 4% cumulative;
162,000 shares authorized; 155,000 shares issued and
outstanding at July 31, 2005 and 2004, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
50,000 shares authorized; 1,197 shares issued and outstanding
at July 31, 2005 and 2004, respectively.	597	597
Common stock, par value $0.01; 20,000,000 shares authorized;
7,417,847 and 2,879,001 shares issued and outstanding at
July 31, 2005 and 2004 respectively including 220 shares
held in treasury.	74,172	28,795
Contributed capital	35,425,721	27,495,048
Retained (deficit)	(28,391,938)	(25,400,429)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(547,750)	-
Prepaid consulting	(39,053)	(124,670)

Total Stockholders’ Equity	6,467,515	1,945,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,937,808	$3,479,705

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2005 AND 2004
	2005	2004
OPERATING REVENUES
Product revenue	$549,222	$963,008
COST OF PRODUCT REVENUES	494,605	913,561
GROSS PROFIT	54,617	49,447
OPERATING EXPENSES
General and administrative costs	2,498,039	4,366,919
Selling and trade shows	274,503	124,857
Professional fees	374,292	528,954
Research and development	177,338	93,984

Total Operating Expenses	3,324,172	5,114,714
LOSS BEFORE OTHER INCOME (EXPENSE)	(3,269,555)	(5,065,267)
OTHER INCOME (EXPENSE)
Interest income	58,154	7,034
Interest expense	(23,371)	(20,960)
Beneficial interest	-	(1,200,000)
Other income	720	3,307
Total Other Income (Expense)	35,503	(1,210,619)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	(3,234,052)	(6,275,886)
Benefit from income taxes	246,723	-
LOSS FROM CONTINUING OPERATIONS	(2,987,329)	(6,275,886)
DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of
income tax benefit of $0)	-	(94,515)
(Loss) from disposal of discontinued operations (Net
of income tax expense of $0)	-	(127,889)
NET LOSS APPLICABLE TO COMMON SHARES	$(2,987,329)	$(6,498,290)
NET LOSS PER COMMON SHARE - CONTINUING OPERATIONS	$(0.59)	$(4.08)
NET LOSS PER COMMON SHARE - DISCONTINUED OPERATIONS	$-	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,024,671	1,537,801

The accompanying notes are an integral part of the consolidated financial statements.

 CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2005 AND 2004

	Series A		Series B					Contributed Capital - Warrants	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation	Prepaid Consulting	Total Stockholders' Equity
	Preferred Stock		Preferred Stock		Common Stock		Contributed Capital
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2003	155,000	$77,500	1,197	$597	1,299,182	$12,999	$21,729,632	$—	$(18,897,959)	$(131,734)	$(222,212)	$(68,458)	$2,500,365

Common shares issued to directors	—	—	—	—	800,000	8,000	3,584,000	—	—	—	—	—	3,592,000

Common shares issued to consultants	—	—	—	—	599	5	527	—	—	—	—	—	532

Issuance of warrants with
convertible debt	—	—	—	—	0	0	0	1,200,000	—	—	—	—	1,200,000

Conversion of debt	—	—	—	—	100,000	1,000	105,000	—	—	—	—	—	106,000

Common shares and warrants
issued in subscription agreement	—	—	—	—	479,000	4,791	284,308	399,401	—	—	—	—	688,500

Shares issued for services to
be provided	—	—	—	—	200,000	2,000	188,000	—	—	—	—	(190,000)	—

Amortization of consultant services	—	—	—	—	—	—	—	—	—	—	—	133,788	133,788

Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	—	222,212	—	222,212

Net loss for the year	—	—	—	—	—	—	—	—	(6,498,290)	—	—	—	(6,498,290)

Dividends	—	—	—	—	—	—	4,180	—	(4,180)	—	—	—	—

Balance at July 31, 2004	155,000	$77,500	1,197	$597	2,878,781	$28,795	$25,895,647	$1,599,401	$(25,400,429)	$(131,734)	$—	$(124,670)	$1,945,107

Conversion of debt	—	—	—	—	1,032,076	10,321	1,083,679	—	—	—	—	—	1,094,000

Common shares issued for cash	—	—	—	—	2,569,355	25,686	3,049,649	—	—	—	—	—	3,075,335

Costs directly related to stock subscriptions	—	—	—	—	—	—	(1,093,781)	—	—	—	—	—	(1,093,781)

Warrants issued for common stock shares	—	—	—	—	—	—	(1,187,928)	3,857,593	—	—	—	—	2,669,665
Warrants converted to common
stock shares	—	—	—	—	470,000	4,700	2,391,501	(1,599,401)	—	—	—	—	796,800

Shares issued for services to be provided	—	—	—	—	117,000	1,170	333,181	—	—	—	—	(334,351)	—

Amortization of consultant services	—	—	—	—	—	—	—	—	—	—	—	419,968	419,968

Common shares issued to officers,
directors and employees	—	—	—	—	350,000	3,500	1,092,000	—	—	—	(1,095,500)	—	—

Amortization officers, directors and
employee compensation	—	—	—	—	—	—	—	—	—	—	547,750	—	547,750

Exchange lots / escheatment	—	—	—	—	635	—	—	—	—	—	—	—	—

Net loss for the Year	—	—	—	—	—	—	—	—	(2,987,329)	—	—	—	(2,987,329)

Dividends	—	—	—	—	—	—	4,180	—	(4,180)	—	—	—	—

Balance at July 31, 2005	155,000	$77,500	1,197	$597	7,417,847	$74,172	$31,568,128	$3,857,593	$(28,391,938)	$(131,734)	$(547,750)	$(39,053)	$6,467,515

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,987,329)	$(6,275,886)
Adjustments to reconcile net loss to net cash
(used in) continuing operations:
Depreciation	50,530	41,255
Amortization of deferred compensation	547,750	222,212
Amortization of prepaid consulting expense	419,968	133,788
Net (loss) on sale of subsidiaries	-	(127,889)
Gain on sale of equipment	(400)	-
Common stock issued for services	-	593
Common stock based compensation	-	3,592,000
Warrants issued with convertible debt	-	1,200,000

Changes in assets and liabilities
(Increase) decrease in accounts receivable	58,977	(114,639)
Decrease in inventories	54,205	24,711
(Increase) in other current assets	(232,255)	(19,959)
Decrease in deferred income taxes	-	323,959
Increase (decrease) in accounts payable	(162,925)	97,263
Increase (decrease) in accrued expenses and other liabilities	270,047	(189)

Net cash (used in) continuing operations	(1,981,432)	(902,781)

DISCONTINUED OPERATIONS
Net (loss)	-	(94,515)
Change in net assets of discontinued operations	-	230,995

Net cash provided by discontinued operations	-	136,480

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	400	-
Purchase of equipment and leasehold improvements	(46,926)	-

Net cash (used in) investing activities	(46,526)	-

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED JULY 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	$-	$(250,000)
Proceeds of loan from officer	-	202,500
Repayment of loan from officer	(77,427)	(158,002)
Proceeds from issuance of convertible debt	-	1,200,000
Proceeds from issuance of stock, net of issuance costs	4,651,219	-
Proceeds from issuance of stock and warrants	796,800	688,500
Proceeds from note receivable	8,670	97,629
Proceeds from sale of subsidiary	-	34,000

Net cash provided by financing activities	5,379,262	1,814,627

NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,351,304	1,048,326

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	1,119,768	71,442

CASH AND CASH EQUIVALENTS - END OF YEAR	$4,471,072	$1,119,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$23,371	$12,294

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Debt converted to equity	$1,094,000	$106,000

Common stock issued for services to be provided	$334,350	$124,670

Common stock issued for deferred compensation	$1,095,500	$-

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

The Company formed a wholly owned Subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January, 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries. In March 2004 the Company ceased operating its staffing business. The assets of the Company's wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the Company's vice-president of operations of Atlas Design.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31,	July 31,
	2005	2004
Net Loss	$ (2,987,329)	$ (6,498,290)
Weighted-average common shares
outstanding (Basic)	5,024,671	1,537,801
Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	5,024,671	1,537,801

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

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

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 6-	INCOME TAXES

The income tax (benefit) is comprised of the following:

	July 31,
	2005	2004
Current Income Taxes	$-	$-
Federal	-	-
State	(246,723)	-
	$(246,723)	$-

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

A reconciliation between taxes computed at the federal statutory rate and the effective tax rate follows:

	July 31,
	2005	2004
Federal statutory tax rate	34.0%	34.0%
Valuation Allowance on Net
Operating Loss Carryover	(34.0%)	(34.0%)
Permanent and other differences	-	-
	-%	-%

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 6-	INCOME TAXES (CONTINUED)

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

At July 31, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $32,860,000, which is available to offset future Federal and State taxable income, if any. The federal and state net operating loss carryforwards expire as follows:

	Federal	State
2010	$-	$90,000
2011	-	6,400,000
2013	250,000	2,985,000
2014	1,230,000	-
2015	960,000	-
2017	550,000	-
2018	1,660,000	-
2019	860,000	-
2020	2,140,000	-
2021	2,650,000	-
2022	3,150,000	-
2023	550,000	-
2024	6,400,000	-
2025	2,985,000	-
	$23,385,000	$9,475,000

At July 31, 2005, deferred tax assets consist of the following:

Net operating loss carry-forwards	$ 8,516,400
Less: valuation allowance	(8,516,400)
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

On July 29, 2004, the Company entered into a subscription agreement with a group of investors for common stock and warrants to purchase shares of common stock. The Company sold to the investors 479,000 shares of common stock and 200,000 warrants with an exercise price of $1.84, which expire on July 30, 2029. The Company received $688,500 in exchange for the shares and warrants. The warrants were valued using the Black-Scholes option valuation model with a resulting allocation of the aggregate proceeds from the subscription attributable to the warrants of $399,401. The following assumptions were utilized to value the warrants: price per share of common stock of $1.84; expected life of five years; expected volatility of 149%; a risk free interest rate of 3.7%; and an expected yield of 0.0%.

On February 15, 2005 the above 200,000 warrants were exercised and the Company received proceeds of $367,500.

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

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

NOTE 9-	STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the Company’s warrant activity is as follows:

	Year Ended July 31, 2005
		Weighted
	Number	average
	of	Exercise
	Warrants	price
Balance at July 31, 2003	-	-
Issued April 2004	470,000	$ 1.69
Balance at July 31, 2004	470,000	1.69
Issued February 2005	958,549	1.25
Issued July 2005	1,440,000	1.69
Exercised September 2004	(270,000)	1.59
Exercised February 2005	(200,000)	1.84
Forfeited	-	-

Balance at July 31, 2005	2,398,549	$ 1.28

NOTE 10-	CONVERTIBLE DEBENTURES

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

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JULY 31, 2005 AND 2004

	Sales to Major	Number of	Percentage of
Year Ended	Customers	Customers	Total
2005	$342,271	2	62.0%
2004	$414,684	2	49.0%

NOTE 12-	STOCK OPTION PLAN

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

None