Form 10QSB
period 2005-10-31
CONOLOG CORP
filed 2005-12-15
CIK 23503

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 0-8174

Conolog Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-1847286

(State or other jurisdiction of organization)	(I. R. S. Employer Identification No.)

5 Columbia Road

Somerville, NJ 08876

(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (908) 722-8081

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒  NO  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.    YES  ☒  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at December 12 (Inclusive of Treasury Stock)
Common Stock, $.001 par value	7,417,854

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of October 31, 2005 (Unaudited) and July 31, 2005 (Audited)

Condensed Consolidated Statements of Operations for the Three months ended October 31, 2005 (Unaudited) and October 31, 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flow for the three months ended October 31, 2005 (Unaudited) and October 31, 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF SECURITIES

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES AND CERTIFICATIONS

Conolog Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS
Current Assets	October 31, 2005 (Unaudited)	July 31, 2005 (Audited)

Cash and cash equivalents	$3,744,781	$4,471,072
Accounts Receivable - net allowance
for doubtful accounts of $ 1,000	139,804	89,194
Prepaid expenses	75,970	23,755
Current portion of note receivable	14,864	14,864
Inventory	900,000	900,000
Other current assets	252,599	252,599

Total Current Assets	5,128,018	5,751,484

Property, Plant and Equipment
Machinery and equipment	1,326,504	1,324,504
Furniture and fixtures	423,342	423,342
Automobiles	34,097	34,097
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265

	1,961,411	1,959,411
Less accumulated depreciation and amortization	1,880,504	1,868,405

Net Property, Plant & Equipment	80,907	91,006
Other Assets
Inventory, net of current portion	987,477	970,212
Note receivable, net of current portion	121,390	125,106
Total Other Assets	1,108,867	1,095,318

Total Assets	$6,317,792	$6,937,808

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 31, 2005	July 31, 2005
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$52,995	$46,650
Accrued expenses	191,714	248,643
Accrued legal fees	—	175,000

Total Current Liabilities	244,709	470,293

Stockholders' Equity

Preferred stock, par value $ .50; series A; 4% cumulative; 162,000 shares
authorized; 155,000 shares issued and outstanding	77,500	77,500

Preferred stock, par value $ .50; Series B; $ .90 cumulative; 50,000
shares authorized; 1,197 shares issued and outstanding	597	597

Common stock, par value $ .01; 20,000,000 shares authorized;
7,417,854 shares issued and outstanding at July 31, 2005 and
October 31, 2005, respectively, including 220 shares held in treasury	74,172	74,172

Contributed capital	35,421,542	35,425,721

Retained (deficit)	(29,077,771)	(28,391,938)

Treasury shares at cost	(131,734)	(131,734)

Deferred compensation	(273,875)	(547,750)

Prepaid consulting	(17,348)	(39,053)

Total Stockholders' Equity	6,073,083	6,467,515

Total Liabilities and Stockholders' Equity	$6,317,792	$6,937,808

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended October 31,
	2005	2004

Product Revenue	$187,938	$179,640

Cost of product revenue	83,486	126,592

Gross Profit	104,452	53,048

Selling, general and administrative	819,232	392,153

Loss from operations	(714,780)	(339,105)

Other Income (Expenses)
Interest income	24,769	2,472
Interest expense	—	—
Total other income (expense)	24,769	2,472

Loss from continuing operations, before
Income taxes	(690,011)	(336,633)
Benefit from Income Taxes	—	216,470

Loss from continuing operations	$(690,011)	$(120,163)

Loss per share from continuing operations	$(0.09)	$(0.03)

Weighted Average Number of Shares of Common Stock Outstanding	7,417,854	3,532,573

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended October 31, 2005 and 2004
(Unaudited)

	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(690,011)	$(120,163)

Adustments to reconcile net loss to net cash (used in)
operating activities:

Depreciation	12,099	—

Amortization of deferred compensation	273,875	—
Amortization of prepaid consulting expense	21,705	46,750

Changes in assets and liabilites:
(Increase) decrease in accounts receivable	(50,610)	41,473
(Increase) in inventories	(17,265)	(572)
(Increase) in other current assets	(52,215)	(213,836)

Increase (decrease) in accounts payable	6,345	(133,062)
(Decrease) in accrued and other liabilities	(231,930)	(134,421)
Net cash (used in) operating activities	(728,007)	(513,831)

Cash Flows from Investing Activities:
Purchase of equipment	(2,000)	(5,618)
Net cash (used in) investing activities	(2,000)	(5,618)

Cash Flows From Financing Activities:

Repayment of loan from Officer		(10,000)
Proceeds from issuance of Stock for warrants	—	429,300
Proceeds from note receivable	3,716
Net cash provided by financing activities:	3,716	419,300

Net Increase (Decrease) In Cash and Cash Equivalents	(726,291)	(100,149)

Cash and Cash Equivalents at Beginning of Period	4,471,072	1,119,768

Cash and Equivalents at End of Period	$3,744,781	$1,019,619

Supplemental Disclosure of Cash Flow

Non-cash activities - Conversation of debentures	$—	$1,094,000

 The accompanying notes are an integral part of the condensed consolidated financial statements

NOTE 1 – UNAUDITED FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2005. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the condensed consolidated financial statements of the Company as of July 31, 2005. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended October 31,2005 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2006.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

	October 31,
	2005		2004
Product Revenues	$187,938		$179,640
Costs and expenses	902,718		518,745
Net Loss from Continuing Operations before Income Taxes	(714,780)		(339,105)

Benefit from Income Taxes	0		0
Other income (expense)	24,769		2,472
Benefit from Income Taxes	—		216,470

Net (Loss)	$(690,011)	$	(120,163)

QUARTER ENDED October 31, 2005

Product revenues for the three months ended October 31, 2005 totaled $187,938 representing an increase of 4.6% or $8,298 from $179,640 reported for the same three-month period last year. The Company attributed the increase in revenue to continuing orders from the Military and additional orders for the Company’s utility PTR 1500/PDR200 systems.

Gross profit for products for the three months ended October 31, 2005 amounted to $104,452 or 55% of product revenue as compared to $53,048 or 30% of product revenue for the three months ended October 31, 2004.The Company attributes this increase in gross profit for products, directly to the increase in customer scheduled production deliveries.

Selling, general and administrative expenses increased by $427,079 for the three months ended October 31, 2005 as compared to October 31, 2004.The Company attributes the majority of this increase in Selling, General and Administrative expense over the three month period to an increase in the non-cash Stock Compensation expense of $273,875; increases in salaries paid to officers which had not been paid in fiscal 2004 and increases in Research and Development costs.

As a result of the foregoing, the Company reported a net loss from continuing operations of $690,011 or $0.09 per share compared to a Loss of $120,163 or $0.03 per share for the three months October 31, 2005 and 2004, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Inventories from the Company’s product segment increased from $1,870,212 at July 31, 2005 to $1,887,477 for the quarter ended October 31, 2005, an increase of $17,265. The Company continues to turn over existing inventory in lieu of purchasing additional inventory.

Accounts Receivable increased by $50,610 for the three months ended October 31, 2005 to $139,804 from $89,194 for the three months ended October 31, 2004. The increase is attributed to an increase in production and deliveries within the Company’s utility division and Military orders.

The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from its operations.

STATEMENT REGARDING PRESENT OPERATIONS

There were no material changes in the nature of the operations of the Registrant during the three months ended October 31, 2005. Additional information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2005.

FORWARD LOOKING STATEMENTS

This quarterly report contains certain “forward-looking statements” within the meaning of Section 27A of The Securities Act of 1933, as amended and section 21E of The Securities Act of 1934, as amended. Such Statements are subject to certain risks and uncertainties, including, among other things, significant variations in recognizing revenue due to customer-caused delays, and intense competition from more well known companies, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, among other factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

ITEM 3 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose under the Securities and Exchange Act of 1934.

(b) Changes in internal controls

There have been no significant changes in the Company’s internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - Other Information

1. Legal Proceedings – None

2. Unregistered Sales of Equity Securities and Use of Proceeds – None

3. Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5. Other Information – None

6.(a)	Exhibits

	Number	Description
	31 (1)	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
	31 (2)	Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer, President and Secretary
	32	Section 1350 Certification

6. (b)	Reports on Form 8-K

On September 30, 2005 the Company filed an 8-K/A reporting an Item 3.02 event to report that the Company had completed a Subscription Agreement with five investors to sell shares of its common stock.

On September 25, 2005 the Company filed an 8-K reporting an Item 2.02 event to report the Results of Operations and Conditions for the fiscal year ended July 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION
Date: December 15, 2005	By /s/ Robert S. Benou
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer

Date: December 15, 2005	By /s/ Marc R. Benou
Chief Operating Officer, President and Secretary