Form 10QSB
period 2006-01-31
CONOLOG CORP
filed 2006-03-16
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number 0-8174

Conolog Corporation
 (Exact name of registrant as specified in its charter)

Delaware	22-1847286

(State or other jurisdiction of organization)	(I. R. S. Employer Identification No.)

5 Columbia Road
Somerville, NJ 08876
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (908) 722-8081

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

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court.    YES  ☒  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding at March 1, 2006
Class	(Inclusive of Treasury Stock)

Common Stock, $.001 par value	7,422,847

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of January 31, 2006 (Unaudited) and July 31, 2005 (Audited)

Condensed Consolidated Statements of Operations for the Six months and Three months ended January 31, 2006 (Unaudited) and January 31, 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flow for the Six months ended January 31, 2006 (Unaudited) and January 31, 2005 (Unaudited)

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

SIGNATURES AND CERTIFICATIONS

Conolog Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS
	January 31, 2006	July 31, 2005
	(UnAudited)	(Audited)

Current Assets
Cash and cash equivalents	$4,277,886	$4,471,072
Accounts Receivable - net allowance for doubtful accounts of $1,000	23,688	89,194
Prepaid Expense	59,503	23,755
Current portion of note receivable	14,864	14,864
Inventory	900,000	900,000
Other receivables	146,364	252,599

Total Current Assets	5,422,305	5,751,484

Property, Plant and Equipment
Machinery and equipment	1,360,601	1,358,601
Furniture and fixtures	423,342	423,342
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265

Toltal Property, Plant and Equipment	1,961,411	1,959,411
Less accumulated depreciation and amortization	1,892,603	1,868,405

Net Property, Plant & Equipment	68,808	91,006

Other Assets
Inventory, net of current portion	1,078,908	970,212
Research and Development Cost	156,060	—
Note receivable, net of current portion	117,674	125,106

Total Other Assets	1,352,642	1,095,318

Total Assets	$6,843,755	$6,937,808

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	January 31, 2006	July 31, 2005
	(Unaudited)	(Audited)

Current Liabilities
Accounts payable	$39,479	$46,650
Accrued expenses		248,643
Accrued legal fees	—	175,000

Total Current Liabilities	39,479	470,293

Non-Current Liabilities
Convertible Denbenture	1,250,000	—

Total Liabilities	1,289,479	470,293

Stockholders’ Equity

Preferred stock, par value $.50; series A; 4% cumulative; 162,000 shares authorized; 155,000 shares issued and outstanding	77,500	77,500

Preferred stock, par value $.50; Series B; $.90 cumulative; 50,000 shares authorized; 1,197 shares issued and outstanding	597	597

Common stock, par value $.01; 20,000,000 shares authorized; 7,417,847 shares issued and outstanding at July 31, 2005 and January 31, 2006, respectively, including 220 shares held in treasury	74,172	74,172

Contributed capital	35,421,542	35,425,721

Retained (deficit)	(29,879,898)	(28,391,938)

Treasury shares at cost	(131,734)	(131,734)

Deferred compensation	—	(547,750)

Prepaid consulting	(7,903)	(39,053)

Total Stockholders’ Equity	5,554,276	6,467,515

Total Liabilities and Stockholders’ Equity	$6,843,755	$6,937,808

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,

	2006	2005	2006	2005

Product Revenue	$66,275	$69,040	$254,213	$248,680
Cost of product revenue	57,303	71,495	140,789	197,543

Gross Profit	8,972	(2,455)	113,424	51,137

Selling, general and administrative	844,616	544,446	1,663,848	937,296

Loss from operations	(835,644)	(546,901)	(1,550,424)	(886,159)

Other Income (Expenses)
Interest income	33,517	4,831	58,286	7,303
Interest expense		—	—	—

Total other income (expense)	33,517	4,831	58,286	7,303

Loss from continuing operations, before
Income taxes	(802,127)	(542,070)	(1,492,138)	(878,856)
Benefit from Income Taxes	—	29,223	—	246,723

Loss from continuing operations	(802,127)	$(512,847)	$(1,492,138)	$(632,133)

Loss per share from continuing operations	$(0.11)	$(0.12)	$(0.20)	$(0.16)

Weighted Average Number of Shares of Common Stock Outstanding	7,417,854	4,242,487	7,417,854	3,887,530

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended January 31, 2006 and 2005
(Unaudited)

	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(1,492,138)	$(632,133)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	24,198	24,352
Amortization of deferred compensation	547,750
Amortization of prepaid consulting expense	31,150	(124,535)
Common stock issued for services	—	284,850
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	65,506	114,062
(Increase) decrease in other receivables	106,235	2,478
(Increase) decrease in inventories	(108,696)	(12,241)
(Increase) decrease in other current assets	(35,749)	(267,099)
(Increase) in deferred research and development	(156,060)	—
(Increase) decrease in other assets	7,432	—
Increase (decrease) in accounts payable	(7,171)	(108,198)
Increase (decrease) in accrued and other liabilities	(423,643)	(152,766)

Net cash (used in) operating activities	(1,441,186)	(871,230)

Cash Flows from Investing Activities:
Purchase of equipment	(2,000)	(20,000)

Net cash (used in) investing activities	(2,000)	(20,000)

Cash Flows From Financing Activities:
		—
Repayment of loan from Officer		(75,000)
Proceeds from issuance of Stock for warrants	—	429,300
Proceeds from convertible debenture	1,250,000	—

Net cash provided by financing activities:	1,250,000	354,300

Net Increase (Decrease) In Cash and Cash Equivalents	(193,186)	(536,930)

Cash and Cash Equivalents at Beginning of Period	4,471,072	1,119,767

Cash and Equivalents at End of Period	$4,277,886	$582,837

Supplemental Disclosure of Cash Flow
Cash paid during the period- Interest expense	$—	$—
Non-cash activities - Common stock for services	$—	$284,850
Non-cash activities - Conversation of debentures	$—	1,094,000

The accompanying notes are an integral part of the condensed consolidated financial statements

Note 1 – Unaudited Financial Statements

          These consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2005. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2005. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the six months ended January 31, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31,2005.

Note 2 – Subsequent Events

          No events of a material nature

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          A summary of income, costs and expenses for the current quarter and corresponding quarter of the previous year follows:

	January 31,

	2006	2005

Product Revenues	$254,213	$248,680
Costs and expenses	1,804,637	1,134,839

Net Loss from Continuing Operations before Income Taxes	(1,550,424)	(886,159)

Benefit from Income Taxes	0	246,723
Other income (expense)	58,286	7,303

Net (Loss)	$(1,492,138)	$(632,133)

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2006

          Product revenues for the three months ended January 31, 2006 totaled $ 66,275 representing a net decrease of 4% or $ 2,765 from $ 69,040 reported for the same three-month period last year. The Company’s Iniven division reported an increase of $ 23,699 in commercial sales of its PDR2000 and PTR1500 systems that was offset by a decrease of $26,464 in military contract orders. Product revenues for the six months ended January 31, 2006 totaled $ 254,213 representing a net increase of 2% or $ 5,533. from $ 248,680 reported for the six-month period last year.

          Product Cost for the three months ended January 31, 2006 totaled $ 57,303 or 86.5% of product revenue. Product cost for the period decreased 19.8% or $ 14,192 as compared to the three months ended January 31, 2005. Product Cost decreased as a result of a combination of factors including outsourcing and semi-automation. Product cost for the six months ended January 31, 2006 totaled $ 140,789 or 55.4% of product revenue. Product cost for the six-month period decreased 28.7% or $ 56,754 as compared to the six-month period ended January 31, 2005.

          Gross profit for products for the three months ended January 31, 2006 amounted to $ 8,972 or 13.5% of product revenue as compared to a loss of $ 2,455 or –3.6% of product revenue for the three months ended January 31, 2005.The Company attributes this increase in gross profit for products directly to the improved product cost. Gross Profit for the six month period amounted to $ 113,424 or 44.6% of product revenue compared to $ 51,137 or 20.5% of product revenue for the six months ended January 31, 2005.

          Selling, general and administrative expenses increased by $ 300,170 for the three months ended January 31, 2006 as compared to the three months ended January 31, 2005.This increase over the three month period ended January 31, 2006 is primarily the result of an increase in the non-cash Stock Compensation expense which the Company incurred as a result of issuing an aggregate of 350,000 shares of its common stock to its directors, employees and officers. Selling, general and administrative expenses increased by $ 726,552 for the six months ended January 31, 2006 as compared to the six months ended January 31, 2005.

As a result of the foregoing, the Company reported a net loss from continuing operations of ($ 802,127) or ($0.11) per share compared to a Loss of ($ 512,847) or ($0.12) per share for the three months ended January 31, 2006 and 2005, respectively. The Company reported a net loss from continuing operations of ($1,492,138) or ($ 0.20) per share compared to a Loss of ($ 632,133) or ($ 0.16) per share for the six months ended January 31, 2006 and 2005, respectively.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment increased from $1,870,212 at July 31, 2005 to $1,978,908 for the quarter ended January 31, 2006, an increase of $ 108,696, which is primarily attributed to the introduction of the Company’s CM-100 product line.

          Accounts Receivable decreased to $ 23,688 for the six months ended January 31, 2006 from $89,194 as of July 31, 2005. The decrease is attributed to reduced sales.

          The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from operations.

STATEMENT REGARDING PRESENT OPERATIONS

          There were no material changes in the nature of the operations of the Registrant during the three months ended January 31, 2006. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2005.

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

PART II - OTHER INFORMATION

1. Legal Proceedings – None

2. Unregistered Sales of Equity Securities and Use of Proceeds – N/A

3. Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5. Other Information –

As previously reported on Forms 8-K and 8-K/A filed with the Securities and Exchange Commission, the Company completed the sale of convertible notes (the “Notes Offering”) having an aggregate principal balance of $1,250,000 pursuant to a Subscription Agreement dated January 19, 2006 (the “Subscription Agreement), which are convertible into 1,000,000 shares of the Company’s common stock at $1.25 per share. Pursuant to the Subscription Agreement, the Company also issued warrants to the investors to purchase 1,000,000 shares of the Company’s common stock at $.9579 per share.

First Montauk Securities Corp. acted as the selling agent in the Notes Offering. The Company paid First Montauk Securities Corp. $125,000 (10% of the principal amount of the convertible debentures sold in the Notes Offering) and issued First Montauk Securities Corp. warrant(s) to acquire 200,000 shares of the Company’s common stock (20% of the aggregate number of shares of the Company’s common stock that the subscribers would receive if they, immediately after the closing of the sale of the notes, converted the entire principal amount of their notes) on the same terms and conditions as the warrants issued to the Subscribers.

The issuance and sale of the common stock and warrants pursuant to the Subscription Agreement was made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the Notes Offering. The issuance of the warrant to the selling agent was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Each of the warrants and the notes issued pursuant to the Subscription Agreement contain restrictive legends preventing the sale, transfer or other disposition of such notes and warrants, unless registered under the Securities Act.

Pursuant to the Subscription Agreement, the Company is required to register the resale of the securities issuable upon conversion of the notes and the exercise of the warrants under the Securities Act.

6. Exhibits

Exhibit Number Description

10.1	Form of Subscription Agreement * +
10.2	Form of Warrant +
10.3	Form of Convertible Note +
10.4	Form of Selling Agreement * +
31 (1)	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
31 (2)	Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer, President and Secretary
32	Section 1350 Certification

* Schedules and attachments to this Exhibit have been omitted in accordance with Item 601(b) of Regulation S-B. The Company agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon request.

+ Incorporated by reference to the 8-K filed with the Securities and Exchange Commission on January 25, 2006.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: March 15, 2006	By /s/ Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date: March 15, 2006	By /s/ Marc R. Benou
Chief Operating Officer, President and Secretary