Form 10QSB/A
period 2006-01-31
CONOLOG CORP
filed 2006-04-05
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDED

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends Conolog’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, which was originally filed with SEC on March 16, 22006. The purpose of this Amendment No. 1 is to revise the way the Company valued warrants to purchase 1,200,000 shares of its common stock which were issued in connection with the sale of convertible debentures in a private placement in order to comply with Accounting principles Board # 14. As a result of the revaluation of the warrants, the loss the Company previously reported in its 10-QSB for the quarter ended January 31, 2006 is reduced by $140,025 or $.02 per share. Except as otherwise expressly stated, this Amendment No. 1 does not reflect any events occurring after the filing of the original Form 10-QSB filing. This Amendment No.1 continues to speak as of the date of the original Form 10-QSB filing, except that Conolog has included as exhibits updated certifications from the Company’s chief executive officer and principal accounting officer. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

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

SIGNATURES AND CERTIFICATIONS

Conolog Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	Restated January 31, 2006 (UnAudited)	July 31, 2005 (Audited)

Current Assets
Cash and cash equivalents	$4,277,886	$4,471,072
Accounts Receivable - net allowance for doubtful accounts of $ 1,000	23,688	89,194
Prepaid Expense	59,503	23,755
Current portion of note receivable	14,864	14,864
Inventory	900,000	900,000
Other receivables	146,364	252,599

Total Current Assets	5,422,305	5,751,484

Property, Plant and Equipment
Machinery and equipment	1,360,601	1,358,601
Furniture and fixtures	423,342	423,342
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265

Total Property, Plant and Equipment	1,961,411	1,959,411
Less accumulated depreciation and amortization	1,892,603	1,868,405

Net Property, Plant & Equipment	68,808	91,006

Other Assets
Inventory, net of current portion	1,078,909	970,212
Research and Development Cost	156,060	—
Deferred loan closing cost	175,215	—
Note receivable, net of current portion	117,673	125,106

Total Other Assets	1,527,857	1,095,318

Total Assets	$7,018,970	$6,937,808

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Restated
	January 31, 2006	July 31, 2005
	(Unaudited)	(Audited)

Current Liabilities
Accounts payable	$39,479	$46,650
Accrued expenses		248,643
Accrued legal fees	—	175,000

Total Current Liabilities	39,479	470,293

Non-Current Liabilities
Convertible Denbenture - net of discount of $ 447,520	802,480	—

Total Liabilities	841,959	470,293

Stockholders’ Equity

Preferred stock, par value $ .50; series A; 4% cumulative; 162,000 shares authorized; 155,000 shares issued and outstanding	77,500	77,500

Preferred stock, par value $ .50; Series B; $ .90 cumulative; 50,000 shares authorized; 1,197 shares issued and outstanding	597	597

Common stock, par value $ .01; 20,000,000 shares authorized;7,417,847 shares issued and outstanding at July 31, 2005 and January 31, 2006, respectively, including 220 shares held in treasury	74,172	74,172

Contributed capital	35,904,252	35,425,721

Retained (deficit)	(29,739,873)	(28,391,938)

Treasury shares at cost	(131,734)	(131,734)

Deferred compensation	—	(547,750)

Prepaid consulting	(7,903)	(39,053)

Total Stockholders’ Equity	6,177,011	6,467,515

Total Liabilities and Stockholders’ Equity	$7,018,970	$6,937,808

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,

	Restated 2006	2005	Restated 2006	2005

Product Revenue	$66,275	$69,040	$254,213	$248,680

Cost of product revenue	57,303	71,495	140,789	197,543

Gross Profit	8,972	(2,455)	113,424	51,137

Selling, general and administrative	704,591	544,446	1,523,823	937,296

Loss from operations	(695,619)	(546,901)	(1,410,399)	(886,159)

Other Income (Expenses)
Interest income	33,517	4,831	58,286	7,303

Total other income (expense)	33,517	4,831	58,286	7,303

Loss from continuing operations, before
Income taxes	(662,102)	(542,070)	(1,352,113)	(878,856)
Benefit from Income Taxes	—	29,223	—	246,723

Loss from continuing operations	(662,102)	$(512,847)	$(1,352,113)	$(632,133)

Loss per share from continuing operations	$(0.09)	$(0.12)	$(0.18)	$(0.16)

Weighted Average Number of Shares of Common Stock Outstanding	7,417,854	4,242,487	7,417,854	3,887,530

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended January 31, 2006 and 2005
(Unaudited)

	Restated
	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(1,352,113)	$(632,133)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	24,198	24,352
Amortization of deferred compensation	547,750
Amortization of prepaid consulting expense	31,150	(124,535)
Common stock issued for services	—	284,850
Changes in assets and liabilities:
Decrease in accounts receivable	65,506	114,062
Decrease in other receivables	106,235	2,478
(Increase) decrease in inventories	(108,696)	(12,241)
(Increase) in other current assets	(35,749)	(267,099)
(Increase) in deferred research and development	(156,060)	—
Decrease in other assets -notes	7,432	—
(Increase) in deferred loan costs	(140,025)	—
(Decrease) in accounts payable	(7,171)	(108,198)
(Decrease) in accrued and other liabilities	(423,643)	(152,766)

Net cash (used in) operating activities	(1,441,186)	(871,230)

Cash Flows from Investing Activities:
Purchase of equipment	(2,000)	(20,000)

Net cash (used in) investing activities	(2,000)	(20,000)

Cash Flows From Financing Activities:

		—
Repayment of loan from Officer		(75,000)
Proceeds from issuance of Stock for warrants	—	429,300
Proceeds from convertible debenture	1,250,000	—
Net cash provided by financing activities:	1,250,000	354,300

Net Increase (Decrease) In Cash and Cash Equivalents	(193,186)	(536,930)

Cash and Cash Equivalents at Beginning of Period	4,471,072	1,119,767

Cash and Equivalents at End of Period	$4,277,886	$582,837

Supplemental Disclosure of Cash Flow
Non-cash activities - Warrants attributed to debentures	$35,190
Non-cash activities - Common stock for services	$—	$284,850
Non-cash activities – Conversion of debentures	$—	1,094,000

The accompanying notes are an integral part of the condensed consolidated financial statements

Note 1 – Unaudited Financial Statements

          This amendment is being filed to reflect the valuation of warrants issued with convertible debentures, (See Note 4). These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2005. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2005. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the six months ended January 31, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2005.

Note 2 – Convertible Notes with Warrants

          Pursuant to a Subscription Agreement, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $ 1,250,000 which are convertible into 1,000,000 shares of common stock at a conversion price of $ 1.25 per share, and warrants to purchase 1,000,000 shares of common stock at a price of $ 0.9579 per share. Interest payable on these notes accrues at a rate of 5% per annum. The convertible notes and warrants have been recorded in compliance with APB-14.

          The $ 1,250,000 of proceeds attributed to the Convertible Debenture are recorded based upon their relative fair value. The value assigned to the warrants of $ 401,363 has been recorded as a discount to the convertible debenture. Additionally, the warrants valued at $ 0.9579 per share represents a Beneficial Conversion feature calculated at their intrinsic value and amounted to $ 46,157. This beneficial conversion feature has been recorded as a discount to the convertible debenture. This aggregate discount to the debt of $ 447,520 will be amortized over the life of the debt using the effective interest method. The amortization of Discount will begin effective February 1, 2006 as the convertible debentures were issued in the last week of the Company’s fiscal quarter ending January 31, 2006.

Note 3 – Subsequent Events

          No events of a material nature

Note 4 – Restatement of Financial Results

          The Company has restated its financial statements for the six months ended January 31, 2006. The restated financial results reflect the valuation of warrants issued with convertible debentures resulting in a decrease to net the loss of $ 140,025. The impact of this adjustment on the Company’s financial results as originally reported is summarized below.

	Three Months Ended January 31, 2006		Six Months Ended January 31, 2006

	As	As	As	As
	Reported	Restated	Reported	Restated

Total Assets	$6,843,755	$7,018,970	$6,843,755	$7,018,970
Accumulated deficit	(29,879,898)	(29,739,873)	(29,879,898)	(29,739,873)
Net Loss	(802,127)	(662,102)	(1,492,138)	(1,352,113)
Earnings (loss) per share	(0.11)	(0.09)	(0.20)	(0.18)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          A summary of income, costs and expenses for the six months ended January 31, 2006 and 2005 follows:

	January 31,

	2006	2005

Product Revenues	$254,213	$248,680
Costs and expenses	1,664,612	1,134,839

Net Loss from Continuing Operations before Income Taxes	(1,410,399)	(886,159)

Benefit from Income Taxes	0	246,723
Other income (expense)	58,286	7,303

Net (Loss) from continuing operations	$(1,352,113)	$(632,133)

Loss Attributable to Common Shareholders	$(1,352,113)	$(632,133)

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

          Gross profit for products for the three months ended January 31, 2006 amounted to $ 8,972 or 13.5% of product revenue as compared to a loss of $ 2,455 or –3.6% of product revenue for the three months ended January 31, 2005.The Company attributes this increase in gross profit for products directly to the improved product cost. Gross Profit for the six-month period amounted to $ 113,424 or 44.6% of product revenue compared to $ 51,137 or 20.5% of product revenue for the six months ended January 31, 2005.

          Selling, general and administrative expenses increased by $ 160,145 for the three months ended January 31, 2006 as compared to the three months ended January 31, 2005.This increase over the three month period ended January 31, 2006 is primarily the result of an increase in the non-cash Stock Compensation expense which the Company incurred as a result of issuing an aggregate of 350,000 shares of its common stock to its directors, employees and officers. Selling, general and administrative expenses increased by $ 586,527 for the six months ended January 31, 2006 as compared to the six months ended January 31, 2005.

          As a result of the foregoing, the Company reported a net loss from continuing operations of ($ 662,102) or ($0.09) per share compared to a Loss of ($ 512,847) or ($0.12) per share for the three months ended January 31, 2006 and 2005, respectively. The Company reported a net loss from continuing operations of ($1,352,113) or ($ 0.18) per share compared to a Loss of ($ 632,133) or ($ 0.16) per share for the six months ended January 31, 2006 and 2005, respectively.

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

CONOLOG CORPORATION

Date: April 3, 2006	By /s/ Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date: April 3, 2006	By /s/ Marc R. Benou
Chief Operating Officer, President and Secretary