Form 10QSB
period 2006-04-30
CONOLOG CORP
filed 2006-06-14
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. YES (x) NO ( )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court. YES (X) NO ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 1, 2006 (Inclusive of Treasury Stock)

Common Stock, $.001 par value	7,512,847

Conolog Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	April 30, 2006	July 31, 2005
	(UnAudited)	(Audited)

Current Assets
Cash and cash equivalents	$3,748,161	$4,471,072
Accounts Receivable - net allowance for doubtful accounts of $1,000	11,273	89,194
Prepaid Expense	47,701	23,755
Current portion of note receivable	14,864	14,864
Inventory	900,000	900,000
Other receivables	146,364	252,599

Total Current Assets	4,868,363	5,751,484

Property, Plant and Equipment
Machinery and equipment	1,365,911	1,358,601
Furniture and fixtures	423,342	423,342
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265

Total Property, Plant and Equipment	1,966,721	1,959,411
Less accumulated depreciation and amortization	1,898,209	1,868,405

Net Property, Plant & Equipment	68,512	91,006

Other Assets
Inventory, net of current portion	1,121,836	970,212
Deferred loan closing cost	164,264	—
Note receivable, net of current portion	116,435	125,106

Total Other Assets	1,402,535	1,095,318

Total Assets	$6,339,410	$6,937,808

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 30, 2006	July 31, 2005
	(Unaudited)	(Audited)

Current Liabilities
Accounts payable	$81,798	$46,650
Accrued expenses	9,918	248,643
Accrued legal fees	—	175,000

Total Current Liabilities	91,716	470,293

Non-Current Liabilities
Convertible Denbenture - net of discount of $419,550.	830,450	—

Total Liabilities	922,166	470,293

Stockholders’ Equity

Preferred stock, par value $.50; series A; 4% cumulative; 162,000 shares authorized; 155,000 shares issued and outstanding	77,500	77,500

Preferred stock, par value $.50; Series B; $.90 cumulative; 50,000 shares authorized; 1,197 shares issued and outstanding	597	597

Common stock, par value $.01; 20,000,000 shares authorized; 7,417,847 and 7,422,847 shares issued and outstanding at July 31, 2005 and April 30, 2006, respectively, including 220 shares held in treasury	74,221	74,172

Contributed capital	35,908,953	35,425,721

Retained (deficit)	(30,512,293)	(28,391,938)

Treasury shares at cost	(131,734)	(131,734)

Deferred compensation	—	(547,750)

Prepaid consulting	—	(39,053)

Total Stockholders’ Equity	5,417,244	6,467,515

Total Liabilities and Stockholders’ Equity	$6,339,410	$6,937,808

Conolog Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2006	2005	2006	2005

Product Revenue	$72,462	$464,728	$326,675	$713,408

Cost of product revenue	80,184	105,429	220,973	302,972

Gross Profit (Loss)	(7,722)	359,299	105,702	410,436

Selling, general and administrative	763,479	373,946	2,287,303	1,311,243

Loss from operations	(771,201)	(14,647)	(2,181,601)	(900,807)

Other Income (Expenses)
Interest income	38,910	14,256	97,196	21,559
Interest expense	(40,128)	—	(40,128)	—

Total other income (expense)	(1,218)	14,256	57,068	21,559

Loss from continuing operations, before Income taxes	(772,419)	(391)	(2,124,533)	(879,248)
Benefit from Income Taxes	—	—	—	246,723

Loss from continuing operations	(772,419)	$(391)	$(2,124,533)	$(632,525)

Loss per share from continuing operations	$(0.10)	$(0.00)	$(0.29)	$(0.10)

Weighted Average Number of Shares of Common Stock Outstanding	7,422,405	5,778,828	7,419,338	6,167,712

The accompanying notes are an integral part of the condensed consolidated financial statements

Conolog Corporation
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(2,124,533)	$(632,525)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	29,805	20,000
Amortization of deferred compensation	547,750	—
Amortization of prepaid consulting expense	43,803	160,315
Debt discount and deferred closing costs	63,160	—
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	77,921	(234,442)
Decrease (Increase) in other receivables	106,235	(15,541)
(Increase) decrease in inventories	(151,624)	24,073
(Increase) in other current assets	(23,946)	(375,504)
Decrease (Increase) in other assets -notes	8,671	(217,500)
(Increase) in deferred loan costs	(164,264)	—
(Decrease) in accounts payable	(139,853)	(158,774)
(Decrease) in accrued and other liabilities	(238,725)	(145,668)

Net cash (used in) operating activities	(1,965,600)	(1,575,566)

Cash Flows from Investing Activities:
Purchase of equipment	(7,311)	(51,898)

Net cash (used in) investing activities	(7,311)	(51,898)

Conolog Corporation
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended April 30, 2006 and 2005
(Unaudited)

-Continued

	2006	2005

Cash Flows From Financing Activities:

Repayment of loan from Officer		(77,429)

Proceeds from note receivable	—	6,193
Payment of previously forgiven debt	—	(114,371)
Proceeds from issuance of Stock	—	3,710,651
Proceeds from issuance of Stock for warrants	—	796,800
Proceeds from convertible debenture	1,250,000	—

Net cash provided by financing activities:	1,250,000	4,321,844

Net Increase (Decrease) In Cash and Cash Equivalents	(722,910)	2,694,380

Cash and Cash Equivalents at Beginning of Period	4,471,072	1,119,768

Cash and Equivalents at End of Period	$3,748,161	$3,814,148

Supplemental Disclosure of Cash Flow Information
Cash paid during the period - Interest expense	$12,158	$—
Supplemental Disclosure of Non-cash activities
Common stock issued for services to be provided	$4,750	$284,850
Conversation of debentures	$—	$1,094,000
Common stock issued for deferred compensation	$—	$833,000
Warrants converted to common stock	$—	$1,599,401

The accompanying notes are an integral part of the condensed consolidated financial statements

Note 1 – Unaudited Financial Statements

          These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2005. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the consolidated financial statements of the Company as of July 31, 2005. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the nine months ended April 30, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2006.

Note 2 – Convertible Notes with Warrants

          Pursuant to a Subscription Agreement, dated January 19, 2006, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $ 1,250,000 which are convertible into 1,000,000 shares of common stock at a conversion price of $ 1.25 per share, and warrants to purchase 1,000,000 shares of common stock at a price of $ 0.9579 per share. Interest payable on these notes accrues at a rate of 5% per annum. The maturity date is January 10, 2010. The convertible notes and warrants have been recorded in compliance with APB-14.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          A summary of income, costs and expenses for the nine months ended April 30, 2006 and 2005 follows:

	April 30,

	2006	2005

Product Revenues	$326,675	$713,408
Costs and expenses	2,508,276	1,614,215

Net Loss from Continuing Operations before Income Taxes	(2,181,601)	(900,807)

Benefit from Income Taxes	0	246,723
Other income (expense) - net	57,068	21,559

Net (Loss) from continuing operations	$(2,124,533)	$(632,525)

Loss Attributable to Common Shareholders	$(2,124,533)	$(632,525)

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2006

          Product revenues for the three months ended April 30, 2006 totaled $ 72,462 representing a net decrease of 84% or $ 392,266 from $464,728 reported for the same three-month period last year. The Company’s Iniven division was able to accelerate deliveries during the third quarter of 2005, which accounts for the decrease in revenues for the quarter ended April 30, 2006. Product revenues for the nine months ended April 30, 2006 totaled $ 326,675 representing a net decrease of 54% or $ 386,733 from $ 713,408 reported for the nine-month period last year.

          Product Cost for the three months ended April 30, 2006 totaled $ 80,184 a decreased of 23.9% or $ 25,245 as compared to the three months ended April 30, 2005. Product Cost decreased as a result of a combination of factors including outsourcing and the increased use of automation. Product cost for the nine-month period totaled $ 220,973 or 67% of product revenue. Product cost for the nine-month period decreased 27.1% or $ 81,999 as compared to the nine-month period ended April 30, 2005.

          Gross profit for products for the three months ended April 30, 2006 amounted to a loss of ($ 7,722) or (10.6%) of product revenue as compared to $ 359,299 or 77.3% of product revenue for the three months ended April 30, 2005. The Company attributes this decrease in gross profit for products directly to the accelerated deliveries of products in April 2005. Gross Profit for the nine-month period amounted to $ 105,702 or 32.3% of product revenue compared to $ 410,436 or 57.5% of product revenue for the nine months ended April 30, 2005.

          Selling, general and administrative expenses increased by $ 389,533 for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. This increase over the three-month period ended April 30, 2006 is primarily the result of research and development costs related to the new CM-100 product being offered in the Fall of 2006. Selling, general and administrative expenses increased by $ 976,060 for the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005. The Company attributes this increase to the non-cash Stock Compensation expense which the Company incurred as a result of issuing an aggregate of 350,000 shares of its common stock to its directors, employees and officers and research and development cost for the Company’s new CM-100 product line.

     Interest income for the nine-month period was $ 97,196, an increase of $ 75,637 over the nine month period ended April 30, 2005.

          As a result of the foregoing, for the three months ended April 30, 2006, the Company reported a net loss from continuing operations of ($ 772,419) or ($0.10) per share compared to a Loss of ($ 391) or ($0.00) per share for the three months ended April 30, 2005. The Company reported a net loss from continuing operations of ($2,124,533) or ($ 0.29) per share compared to a Loss of ($ 632,525) or ($ 0.10) per share for the nine months ended April 30, 2006 and 2005, respectively.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment increased from $1,870,212 at July 31, 2005 to $2,021,836 for the quarter ended April 30, 2006, an increase of $ 151,624, which is primarily attributed to the introduction of the Company’s CM-100 product line.

          Accounts Receivable decreased to $ 11,273 for the nine months ended April 30, 2006 from $89,194 as of July 31, 2005. The decrease is attributed to reduced sales.

          The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

          There were no material changes in the nature of the operations of the Registrant during the three months ended April 30, 2006. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2005.

FORWARD LOOKING STATEMENTS

          This quarterly report contains certain “forward-looking statements” within the meaning of Section 27A of The Securities Act of 1933, as amended and section 21E of The Securities Act of 1934, as amended. Such Statements are subject to certain risks and uncertainties, including, among other things, intense competition from more well known companies, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above, among other factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

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

1. Legal Proceedings – None

2. Unregistered Sales of Equity Securities and Use of Proceeds – None

3. Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of the stockholders at our 2006 annual meeting of stockholders held on April 19, 2006: (1) a proposal to elect the five nominees for director named below for terms of one year each; (2) a proposal to approve a Subscription Agreement between the Company and three subscribers, dated January 19, 2006, pursuant to which the Company sold convertible debentures having an aggregate principal balance of $1,250,000, which are convertible into 1,000,000 shares of the Company’s common stock (“Common Stock”) at a conversion price of $1.25 per shares and warrants to purchase 1,000,000 shares of the Company’s common stock at $.9579 per share; (3) a proposal to grant an aggregate of $450,000 shares of the Company’s common stock to its officers, directors, employees and consultants; (4) a proposal to give the Board of Directors the discretion to reduce the warrant exercise price of warrants to purchase an aggregate of 1,440,000 shares of the Company’s Common Stock, which were issued in connection with a Subscription Agreement dated July 19, 2005; (5) A proposal to amend the Company’s Certificate of Incorporation to increase the number of the Company’s authorized shares of Common Stock from 20,000,000 to 30,000,000; and (6) a proposal to ratify the selection of Bagell Josephs Levine & Company, L.L.C. as the Company’s independent auditors for the fiscal year ending July 31, 2006. The number of shares of common stock outstanding and eligible to vote as of the record date of March 3, 2006 was 7,422,847. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

          Proposal # 1 — To elect the following nominees as our directors for terms of one year each:

	For	Withheld

Robert S. Benou	5,833,126	700,030
Marc R. Benou	5,896,497	636,659
Louis S. Massad	5,489,829	1,043,327
Edward J. Rielly	5,847,712	685,444
David M. Peison	5,847,562	685,444

          Proposal # 2 — To approve the execution of the Subscription Agreement, dated January 19, 2006:

For	Against	Abstain	Broker Non-Votes

807,299	718,409	13,709	4,993,739

          Proposal #3 — To grant shares to directors, officers and employees of the Company.

For	Against	Abstaining	Broker Non-Votes

1,004,222	524,594	601	4,993,739

          Proposal #4 — To approve the directors the discretion to reduce the warrant exercise price of warrants granted to purchase 1,200,000 shares of Company’s common stock.

For	Against	Abstaining	Broker Non-Votes

594,076	944,840	501	4,993,739

          Proposal #5 — To increase the number of the authorized shares of Common stock from 20,000,000 shares to 30,000,000 shares.

For	Against	Abstaining

5,406,718	1,125,612	826

          Proposal #6 — To ratify the selection of Bagell, Josephs, Levine & Company, L.L.C. as our independent auditors for the current fiscal year.

For	Against	Abstaining

6,108,896	423,473	787

5. Other Information –

6	Exhibits

Exhibit Number	Description

3.1	Amendment
31 (1)	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
31 (2)	Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer, President and Secretary
32	Section 1350 Certification

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: June 13, 2006	By /s/ Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date: June 13, 2006	By /s/ Marc R. Benou
Chief Operating Officer, President and Secretary