Form 10KSB
period 2006-07-31
CONOLOG CORP
filed 2006-10-31
CIK 23503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2006

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

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $1.33 on October 16, 2006 was $2,475,577.

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of October 16, 2006 was 1,861,336.

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

PART I

GENERAL INFORMATION

          We are engaged in the design, production (directly and/or through subcontractors) and distribution of small electronic and electromagnetic components and sub-assemblies for use in telephone, radio and microwave transmission and reception and other communication areas that are used in both military and commercial applications. Our products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets.

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

          By 1980 it became apparent that the military segment of the business was growing while the terminal viewer segment was a drain on cash and other resources. By the year-end, the terminal viewer business was discontinued and the inventory relating thereto was written off, allowing us to concentrate on our military business.

          In 1981 we acquired one of our customers, INIVEN Corporation (“INIVEN”). At that time, we were manufacturing, on behalf of INIVEN, a line of transmitters and receivers used for controlling and transceiving the measurement of the flow of gases and liquids, by gas and water utilities for controlling the flow of waste water and sewage and measuring and controlling traffic.

          Since the 1980’s, we have been an active participant in providing electromagnetic wave filters for major military programs, such as the Patriot Missile, Hawk Missile and Sea Sparrow Missile. In addition to these projects, our components are currently used by the military in tanks, the Apache helicopter and MK-50 torpedoes.

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

          Also in September 1998, we completed a sale/leaseback of our manufacturing facility. This enabled us to significantly reduce our operating costs and increase our working capital.

          In August 2000, we acquired Independent Computer Maintenance Corporation (“ICM”), a provider of installation, maintenance and troubleshooting services for commercial and corporate computer systems and networks to businesses in the greater New York metropolitan area.

          In January 2001, we acquired substantially all of the assets of Prime Time Staffing Inc. and Professional Temp Solutions, Inc. These companies provided permanent and temporary employees for graphics design firms, book publishing companies and engineering businesses.

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

- Direct sales to end-users

- Sales to system assemblers

- Sales to contractors/installers

(B) Military Sales

- Direct contract sales to the military

- As subcontractor to systems producers

- Foreign governments

(C) Commercial Sales

- As Manufacturing Subcontractor
to Systems Producers.

(A) Military Sales

          Military sales are primarily for our electromagnetic wave filters used in military radios, vehicles (cars, trucks or tanks), portable (backpack), special signaling equipment and exchanges (as in field command posts), ship to ship teletype signaling filters used in deployment of ships (UCC-1 and UCC-4 systems) as well as many other signaling applications where accurate electromagnetic frequency control is required.

          Our military sales are received through independent sales representatives who are paid a commission by the Company.

B) Commercial “INIVEN” Sales and Products

          “INIVEN” equipment is designed around four (4) core product groups:

(1)	Protective Tone Relay (PTR) and Protective Digital Relay (PDR) Teleprotection Series Communications Terminal, which includes the PTR-1000, PTR-1500 and PDR-2000;

(2)	Audio Tone & Telemetry Equipment (Audio Tone Control, Telemetering and Data Transmission Systems), which includes Series “98”, “68”, “40” and “GEN-1”;

(3)	Multiplex Supervisory Control System; and

(4)	Communication Link Multihead Fiber Optic Couplers and Industrial Grade 12 Baud Modems.

     (1) PDR Teleprotection Series

The PDR-2000 is designed as a state of the art digital protection terminal. The PDR-2000 operates over 56/64 KBPS channel, G.703 or fiber optics. Combined with the hardwire CM-100, the PDR 2000 can operate seamlessly over fiber optics with existing substation equipment.

     (2) PTR Teleprotection Series

          This product is designed as a dual system for use exclusively by electric power generators (electric utilities and co-generators) in order to protect their transmission and distribution lines. The PTR-1000, by monitoring the output signal of the transmission equipment in less than one hundredth of a second, protects transmission and distribution lines.

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

          Because of the ease of use and installation, GEN-1 type equipment is used in the United States by a spectrum of users. Since our line has a distinct mechanical configuration, we designed our GEN-1 Programmable units and other improvements as replacements for existing units. These account for approximately 18% of the Company’s commercial sales. The Company’s line of GEN-1 equipment is extensive and provides the user with the ability to perform multiple control functions, status monitoring as well as continuous variable data monitoring, such as a level in a tank or pressure gauge.

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

LARGEST CUSTOMERS

          Sales to our major customers during fiscal 2006 (Bonneville Power Authority, NSTAR) totaled $90,215 and $68,222, respectively (totaling 17% and 13% of all sales, respectively. Sales to our major customers during fiscal 2005 (Bonneville Power Authority, U.S. Military) totaled $168,150 and $174,121, respectively (totaling 30% and 32% of all sales, respectively). None of these customers has or had any material relationship other than business with the Company.

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

MANUFACTURING

          The Company currently rents approximately 7,000 square feet of the facility located at 5 Columbia Road, for a combination of manufacturing and office space. The Company assembles, under normal workload conditions, the product it sells, however, to accommodate the peak demands that occur from time to time, we can engage a number of subcontractors to assemble boards to our specifications. All assemblies, however, are inspected and fully tested by the Company’s quality, engineering and testing departments. We maintain test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment.

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

RESEARCH AND DEVELOPMENT

New Products- CM-100 platform

          During fiscal 2005-2006, we introduced the CM-100, which we believe is the first of its kind, direct substation hardened communication consolidator that fills the existing gap in substation communications. The hardwired CM-100 will allow our existing products, including the PDR-2000, to operate seamlessly over fiber optics together with existing substation equipment. We plan to commence deliveries of the CM-100 by December 2006.

          During fiscal 2003-2004, we proceeded with the design and testing of the PDR-2000 8 channel digital transfer trip communications product.

          During fiscal 2001-2002 we invested approximately $774,757 to complete our design of the PDR-2000, eight-channel digital transfer trip communications product.

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

EMPLOYEES

          As of July 31, 2006, we employed 14 persons on a full-time basis, including 2 in management, 1 in sales, 1 in clerical, 1 in accounting, 1 in purchasing, 5 in engineering and quality control and 3 in production. We have enjoyed good labor relations.

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

          None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

Our Common Stock is traded on the Nasdaq Capital Market, under the symbol CNLG.

The following table sets forth, for the periods indicated, the high and low prices of the Company’s Common Stock traded on the Nasdaq Capital Market for 2006 and 2005.

	Common Stock

Fiscal Year 2006	High	Low

First Quarter	2.13	.92

Second Quarter	1.16	.86

Third Quarter	1.01	.81

Fourth Quarter	.90	.36

	Common Stock

Fiscal Year 2005	High	Low

First Quarter	6.61	1.41

Second Quarter	6.30	3.40

Third Quarter	4.29	1.50

Fourth Quarter	2.07	1.45

(b) As of July 31, 2006, the Company’s Common Stock was held by approximately 739 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	On July 9, 2002 our stockholders approved our 2002 Stock Option Plan under which up to 190,000 shares of our common stock may be granted to our employees, directors and consultants. To date, no options have been granted under this plan. The exercise price of options granted under the 2002 Stock Option Plan will be the fair market value of our common stock on the date immediately preceding the date on which the option is granted.	N/A	190,000

Equity compensation plans not approved by security holders	N/A

Total	190,000

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

          Subsequent to July 31, 2004, (1) the remaining principal balance of $1,094,000 from the issuance of convertible debentures during the fiscal year ended July 31, 2004, was converted into 1,032,076 common shares. (2) Additionally, warrants expiring April 26, 2011 were exercised resulting in the issuance of 270,000 common shares in exchange for $429,300.

          On July 29, 2004, the Company entered into a subscription agreement with certain investors to issue and sell in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Pursuant to the subscription agreement the Company sold to the investors 479,000 shares of its common stock and warrants to purchase 200,000 shares of the Company’s common stock at a price of $1.84 per share, which expire on July 30, 2009 and received gross proceeds of $688,500 and net proceeds of $598,995 before deducting attorneys’ fees, printing fees, filing fees and other miscellaneous fees and expenses related to the private placement. The warrants were valued using the Black-Scholes option valuation model with a resulting allocation of the aggregate proceeds from the subscription attributable to the warrants of $399,401. The following assumptions were utilized to value the warrants: price per share of common stock of $1.84; expected life of five years; expected volatility of 149%; a risk free interest rate of 3.7%; and an expected yield of 0.0%. On February 15, 2005 the 200,000 warrants were exercised and the Company received proceeds of $367,500.

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

          Pursuant to a Subscription Agreement, dated January 19, 2006 the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $1,250,000 which are convertible into 1,000,000 shares of common stock at a conversion price of $ 1.25 per share, and warrants to purchase 1,000,000 shares of common stock at a price of $ 0.9579 per share. Interest payable on these notes accrues at a rate of 5% per annum. The maturity date is January 10, 2010. The convertible notes and warrants have been recorded in compliance with APB-14. The $ 1,250,000 of proceeds attributed to the Convertible Debenture are recorded based upon their relative fair value. The value assigned to the warrants of $ 401,363 has been recorded as a discount to the convertible debenture. Additionally, the warrants valued at $ 0.9579 per share represents a Beneficial Conversion feature calculated at their intrinsic value and amounted to $46,157. This beneficial conversion feature has been recorded as a discount to the convertible debenture. This aggregate discount to the debt of $447,520 will be amortized over the life of the debt using the effective interest method.

RESULTS OF OPERATIONS

2006 Compared to 2005

          Product revenue for the fiscal year ended July 31, 2006 totaled $547,767 a decrease of $1,455 from the product revenue reported for the fiscal year ended July 31, 2005 of $549,222. The Company attributes this slight decrease in revenues to the continued delay and extended deliveries by the Company’s utility customers due to extensive re-design and testing by these utilities.

          Product cost for the fiscal year ended July 31, 2006 amounted to $282,932 or 51.6% of product revenues. Product cost for the fiscal year ended July 31, 2005 amounted to $494,605 or 90.0% of product revenues. The Company attributes the decrease in the current year’s product cost of $211,673 and corresponding increase in the current year’s Gross Profit of $210,620 (before offset by the write down of obsolete inventory parts) to the continued outsourcing of assembly boards and the introduction of new assembly standards under ISO-9000, which have made the assembly process more cost efficient.

          For fiscal year ended July 31, 2006 the Company, in accordance with its inventory management policy, wrote down $245,326 of cost relating to inventory parts which had become obsolete or which were not used in the manufacturing process in the prior three years.

          Total Operating expenses for fiscal July 31, 2006 amounted to $3,402,284, an increase of $78,112 from $3,324,172 reported for fiscal July 31, 2005. The Company attributes this increase in part to Research and Development costs of $ 376,713 on its new CM-100 platform system.

          The Company’s interest income increased by $77,687 for the fiscal year ended July 31, 2006 to $135,841 compared to $58,154 for fiscal year ended July 31, 2005. The totals for fiscal years 2006 and 2005 include interest income derived from the Company’s interest bearing accounts through several banks.

          The Company’s interest expense for the fiscal year ended July 31, 2006 totaled $83,680, compared to $23,371 for fiscal year ended July 31, 2005. The increase in interest expense is attributed to interest paid on the convertible debenture issued on January 19, 2006. This convertible debenture bears interest at 5% per annum and future payments will be made in common stock in lieu of cash.

          As a result of the foregoing, the Company reported a net loss from continuing operations of $3,330,089 or $.45 per share for fiscal 2006, compared to a net loss from continuing operations of $2,987,329 or $ .59 per share for fiscal 2005. Of the $.45 loss per share for July 31, 2006, the write down of inventory accounted for $.04 loss per share

2005 Compared to 2004

          Product revenue for the fiscal year ended July 31, 2005 totaled $549,222, a decrease of 42.9% or $413,786 from $963,008 reported for fiscal year ended July 31, 2004. The Company attributed the decrease in product revenue to delayed and extended deliveries. Subsequent to the events of September 11, 2001, utilities were required to upgrade security on newly developed products such as the PDR-2000 system. During the fourth quarter ended July 31, 2005 a substantial number of PDR-2000 systems, which had been shipped and invoiced in the third quarter ended April 30, 2005, were returned by the utilities for software upgrades to conform to these standards. Consequently the Company issued credits to these utilities, producing the effect of a net reduction in revenues for the 12 months ended July 31, 2005 when compared to the 9 months ended April 30, 2005. This extensive re-design and testing resulted in extended delivery dates to customers. The Company also saw a decrease in military contract orders.

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

          General and Administrative expenses for the years ended July 31, 2005 and July 31, 2004 totaled $3,324,172 and $5,114,714, respectively. The Company attributes the decrease of $1,790,542 in general and administrative expense, in part, to the decrease in stock-based compensation; however, this decrease was partially off-set by (i) salaries paid to officers in fiscal 2005 which had not been paid in fiscal 2004; (ii) reinstatement of certain employee benefits, which had been suspended in fiscal 2004; and (iii) an increase in expenses related to increased sales and marketing efforts. At a meeting on February 10, 2005, the Company’s shareholders approved a proposal that authorized the Company’s Board to issue from time-to-time an aggregate of 350,000 shares of the Company’s common stock to its directors and employees, including its officers, and on February 10, 2005, the Company’s Board of Directors granted an aggregate of 350,000 shares of the Company’s common stock to its directors and employees, including its officers. Stock grants to the Company’s employees, officers and directors are an expense which is reflected as a part of the Company’s general and administrative cost. The amount of this expense is determined by multiplying the number of shares granted by the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on the day before the grant. Stock-based compensation expenses for the year ended July 31, 2005 was $547,750, which was a decrease of $3,044,250 from the $3,592,000 in stock-based compensation expenses for the fiscal year ended July 31, 2004.

          Research and development expenses for the fiscal year ended July 31, 2005 increased $83,354 over fiscal 2004 to $177,338 resulting from upgrades to the PDR 2000, a high speed communications system for use in electric power transmission pilot protection schemes, and the development of a new CM-100 product which were completed during the year.

          The Company’s interest income for the fiscal year ended July 31, 2005 totaled $58,154 compared to $7,034 for fiscal year ended July 31, 2004. The totals for fiscal years 2005 and 2004 include interest income derived from the Company’s interest bearing accounts through several banks.

          The Company’s interest expense for the fiscal year ended July 31, 2005 totaled $23,371, compared to $1,220,960 for fiscal year ended July 31, 2004. The company’s interest expense for fiscal 2004 includes $1,200,000 of detachable warrants issued with a convertible debt having a beneficial conversion option. The value assigned to these warrants was recorded as interest expense and not amortized.

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

LIQUIDITY AND CAPITAL RESOURCES

          Working capital at July 31, 2006 was $3,649,799 compared to $5,281,191 at year ended July 31, 2005. The decrease in the working capital is attributable to the reduction of inventory and the reduction of cash used in development of the CM-100 platform.

          Accounts receivable have increased from $89,194 at July 31, 2005 to $183,622 at July 31, 2006. This increase of $94,428 is the result of increased sales during the 4th quarter.

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

CRITICAL ACCOUNTING POLICIES

          The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

Income Recognition

          Revenue is recorded in accordance with the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104, which supersedes SAB No. 101.Revenue from product sales are recognized at the time of shipment (when title has passed) upon fulfillment of acceptance terms; products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete as long as the collection of the resulting receivable is probable.

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

          While our inventory value at July 31, 2006 was approximately $ 1.7 million, the total of actual parts held in inventory exceeds $ 4.5 million.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Item 8A. CONTROLS AND PROCEDURES

           The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

           Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that informaton required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

           The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

           The deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Item 8 B. OTHER INFORMATION

          None

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The following table sets forth certain information regarding the officers and directors of the Company as of October 27, 2006.

Name	Age	Position

Robert S. Benou	72	Chairman, Chief Executive Officer, Chief Financial Officer and Director
Marc R. Benou	39	President, Chief Operating Officer, Secretary and Director
Louis S. Massad	69	Director
Edward J. Rielly	39	Director
David M. Peison	39	Director
Thomas Fogg	69	Officer, Vice President-Engineering

          Robert S. Benou has been the Company’s Chairman and Chief Executive Officer since May 1, 2001. He is also the Company’s Chief Financial Officer. From 1968 until May 1, 2001, he served as the Company’s President. Mr. Benou is responsible for material purchasing and inventory control. From June 2001 until August 2005, Mr. Benou served as a director of Henry Bros. Electronics, Inc. (formerly known as Diversified Security Solutions, Inc.), a publicly held company that is a single-source/turn-key provider of technology-based security solutions for medium and large companies and government agencies. Mr. Benou is also a member of the Board of Directors of eXegenics Inc. The common stock of eXegenics Inc. is traded on the OTC Bulletin Board. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou.

          Marc R. Benou has been the Company’s President and Chief Operating Officer since May 1, 2001. Mr. Benou joined the Company in 1991 and is responsible for new product development and supervision of sales and marketing. From March 1995 until May 1, 2001, he served as Vice President. Mr. Benou has been on the company’s Board and has served as the Company’s assistant secretary since March 1995. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Business Administration and Management. Marc R. Benou is the son of Robert S. Benou, the Company’s Chairman and Chief Executive Officer.

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

Audit Committee.

          The Company’s Board of Directors has determined that David M. Peison is the Audit Committee’s Financial Expert and that he is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

          The Company has a standing Audit Committee, the members of which are, Louis Massad, Edward J. Rielly and David M. Peison.

Section 16(a) Compliance.

          Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended July 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Form 4’s for Louis Massad were not timely filed. These Forms have since been filed.

Code of Ethics.

          The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

Item 10. EXECUTIVE COMPENSATION

          The following table sets forth the total compensation paid to and accrued by each executive officer during fiscal 2006.

Annual Compensation						Long-Term Compensation

Name and Principal	Fiscal Year-End 31-Jul	Salary		Bonus		Restricted Stock Awards (3)		Closing Price of Common Stock on the Date of the Restricted Stock Award	Securities Underlying Option/ SARS	Other Compensation

Robert Benou, Chairman	2006	$341,625		$140,000	(1)	—		$—	—	$18,000	***
Chief Executive Officer,	2005	$323,333		$125,000		85,000	*	$3.13	—	$18,000	***
Chief Financial Officer and Director	2004	$312,000	*	$—		390,000		$4.49	—	$12,780	***

Marc Benou, President	2006	$143,625		$80,000	(2)	—		$—	—
Chief Operating Officer,	2005	$111,000		$60,000		80,000		$3.13	—
Secretary and Director	2004	$98,500	**	$—		340,000		$4.49	—

Thomas Fogg	2006	$40,602		$—		—		$—	—
Vice-President -	2005	$40,602		$—		20,000		$3.13	—
Engineering	2004	$40,602		$—		—		$—	—

* For the fiscal year ended July 31, 2004, Robert Benou forgave his entire salary.

** For the fiscal year ended July 31, 2004, Marc Benou forgave $63,500 of his salary.

*** Other compensation consisted of a car allowance.

(1)	The Company paid Robert Benou’s 2006 bonus by July 31, 2006.

(2)	The Company paid $60,000 of Marc Benou’s bonus as of July 31, 2006.The balance of $20,000 was paid in August 2006.

(3)	On April 19, 2006, our stockholders approved the granting of 450,000 shares of our common stock to our directors, officers and employees. As of July 31, 2006, none of these shares were granted.

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

EMPLOYMENT AGREEMENTS

          Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2006 was $360,000 and increases by $20,000 annually on June 1st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

          Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2006 was $148,000 and he receives annual increases of $6,000 on June 1st of each year. Mr. Benou is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of July 31, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

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

          Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership is based on 7,441,353 shares issued and outstanding.

Name and Title	Amount and Nature of Beneficial Ownership		Percent of Class

Robert S. Benou, Chairman, Chief Executive Officer, Chief Financial Officer and Director	185,900		2.49%
Marc R. Benou, President, Chief Operating Officer, Secretary and Director	229,000		3.07%
Thomas Fogg, Vice President – Engineering	0		*
Louis Massad, Director	0		*
Edward J. Rielly, Director	0		*
David M. Peison, Director	20,000		*

All Officers and Directors as a Group (6 persons)	434,900		5.84%
DKR Soundshore Oasis Holding Fund Limited	1,000,000	(1)	13.43%
Barclays Global Investors, N.A.	417,709	(2)	5.61%

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan from officers represent advances made by an officer of the company. The advances are due one year after the date of receipt and bear interest at a rate of 4% per annum. There were no advances made by the officer during the years ended July 31, 2006 and 2005, respectively. A Repayment to an officer in the amount of $77,427 was made during the fiscal year ended July 31, 2005 for prior years’ loans. There was no loan repayment balances due to officers at July 31, 2006.

Item 13. EXHIBITS

(a)	Exhibits.

Index of Exhibits

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation - incorporated by reference to the Registrant’s Exhibit 3.01 to Registration Statement on Form S-1 (File No. 2-31302).

3.1.1	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Exhibit 3.02 to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

3.1.2	Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K for July 1971.

3.1.2	Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10QSB for April 30, 2006.

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

3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1	Specimen Certificate for shares of Common Stock (1)

10.1	Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (2)

10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (2)

10.3	Conolog Corporation 2002 Stock Option Plan (3)

10.4	Subscription Agreement dated as of January 19, 2006, among Conolog Corporation and the subscribers named therein (4)

10.5	Form of Warrant (issued by Conolog Corporation pursuant to the January 19, 2006 Subscription Agreement) (4)

10.6	Form of Brokers Warrant (issued by Conolog Corporation pursuant to the January 19, 2006 Subscription Agreement) (4)

14.1	Code of Ethics (4)

21.1	List of Subsidiaries*

23.1	Consent of Bagell, Josephs, Levine and Company LLC*

31.1	Rule 13a-14a/15d-14a Certification of Robert Benou*

31.2	Rule 13a-14a/15d-14a Certification of Marc Benou*

32.	Section 1350 Certification*

* Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-92424).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 0-8174) as filed on September 12, 1997.

(3)	Incorporated by reference to the Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 25, 2003.

(4)	Incorporated by reference to the 8-K filed with the Securities and Exchange Commission on February 2, 2006

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Bagell, Josephs, Levine & Company LLC was retained by the Company on September 21, 2004 to serve as its principal accountant. Prior to that date, Bagell, Josephs, Levine & Company LLC did not perform any services nor receive any fees from the Company.

Audit Fee

Bagell Josephs Levine & Company LLC billed the Company in the aggregate amount of $38,600 and $30,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the years ended July 31, 2006 and 2005, respectively.

Audit-Related Fees

No fees were billed for the years ended July 31, 2006 and 2005 for assurance and related services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed for the years ended July 31, 2006 and 2005 for tax compliance, tax advice, or tax planning services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed to the company by Bagell, Joseph, Levine & Company LLC for the years ended July 31, 2006 and 2005 for services not described above.

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

Conolog Corporation

By: /s/ Robert S. Benou

October 27, 2006	Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 27, 2006	/s/Robert S. Benou

Chairman, Chief Executive Officer and
Chief Financial Officer

October 27, 2006	/s/Marc R. Benou

President, Chief Operating Officer, Secretary and
Director

October 27, 2006	/s/Louis S. Massad

Director

October 27, 2006	/s/Edward J. Rielly

Director

October 27, 2006	/s/David M. Peison

Director

Conolog Corporation and Subsidiaries

Consolidated Financial Statements

July 31, 2006 and 2005

Annual Report on Form 10-KSB

Item 8, Item 14 (a)(1) and (2)

Consolidated Financial Statements

Years Ended July 31, 2006 and 2005

Conolog Corporation and Subsidiaries

Somerville, New Jersey

Form 10-KSB - Item 14 (a) (1) and (2)
Index to the Consolidated Financial Statements
Conolog Corporation and Subsidiaries
July 31, 2006 and 2005

Page

The following consolidated financial statements of the registrant are included in Item 14:

Report Of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of July 31, 2006 and 2005	F-2 - F-3

Consolidated Statements of Operations for the years ended July 31, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended July 31, 2006 and 2005	F-6 - F-7

Notes to Consolidated Financial Statements	F-8- F-20

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conolog Corporation
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiaries (the “Company”) as of July 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and its Subsidiaries as of July 31, 2006 and 2005, and the results of its operations, changes in stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

October 27, 2006

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2006 and 2005

ASSETS
	2006	2005

Current Assets:
Cash and cash equivalents	$238,137	$1,936,655
Certificate of Deposit	2,622,812	2,534,417
Accounts receivable - net of allowance	183,622	89,194
Prepaid expenses	26,376	23,755
Accounts receivable - other	4,377	—
Current portion of note receivable	14,864	14,864
Inventory	600,000	900,000
Other current assets	146,364	252,599

Total Current Assets	3,836,552	5,751,484

Property, Plant and Equipment:
Machinery and equipment	1,341,961	1,324,504
Furniture and fixtures	423,342	423,342
Automobiles	34,097	34,097
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265

Total Property, Plant and Equipment	1,976,868	1,959,411
Less: accumulated depreciation and amortization	(1,906,895)	(1,868,405)

Net Property, Plant and Equipment	69,973	91,006

Other Assets:
Inventory, net of current portion	1,123,681	970,212
Deferred financing fees, net of amortization	153,313	—
Note receivable, net of current portion	110,243	125,106

Total Other Assets	1,387,237	1,095,318

TOTAL ASSETS	$5,293,762	$6,937,808

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2006 AND 2005

LIABILITIES & STOCKHOLDERS’ EQUITY
	2006	2005

Current Liabilities:
Accounts payable	$125,843	$46,650
Accrued expenses	60,910	248,643
Accrued legal fees	—	175,000

Total Current Liabilities	186,753	470,293

Non-Current Liabilities:
Convertible Debenture - net of discount of $ 391,580	858,420	—

Total Liabilities	1,045,173	470,293

Stockholders’ Equity
Preferred stock, par value $.50; Series A; 4% cumulative; 162,000 shares authorized; 155,000 shares issued and outstanding at July 31, 2006 and 2005, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 2,000,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2006 and 2005, respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 7,441,353 and 7,417,847 shares issued and outstanding at July 31, 2006 and 2005 respectively including 220 shares held in treasury.	74,414	74,172
Contributed capital	35,954,019	35,425,721
Retained (deficit)	(31,726,207)	(28,391,938)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	—	(547,750)
Prepaid consulting	—	(39,053)

Total Stockholders’ Equity	4,248,589	6,467,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,293,762	$6,937,808

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

	2006	2005

OPERATING REVENUES
Product revenue	$547,767	$549,222

COST OF PRODUCT REVENUES
Materials used for current years’ production	282,932	494,605
Write down of obsolete inventory parts	245,326	—

Total Cost of Product Revenues	528,258	494,605

GROSS PROFIT	19,509	54,617

OPERATING EXPENSES
General and administrative costs	2,159,037	2,498,039
Professional fees	552,434	374,292
Selling and trade shows	314,100	274,503
Research and development	376,713	177,338

Total Operating Expenses	3,402,284	3,324,172

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,382,775)	(3,269,555)

OTHER INCOME (EXPENSE)
Interest income	135,841	58,154
Interest (expense)	(83,680)	(23,371)
Other income	525	720

Total Other Income	52,686	35,503

LOSS FROM OPERATIONS BEFORE INCOME TAX BENEFIT	(3,330,089)	(3,234,052)
Benefit from income taxes	—	246,723

NET LOSS APPLICABLE TO COMMON SHARES	$(3,330,089)	$(2,987,329)

NET LOSS PER COMMON SHARE	$(0.45)	$(0.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,425,822	5,024,671

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

	Series A		Series B					Contributed	Retained				Total
	Preferred Stock		Preferred Stock		Common Stock		Contributed	Capital -	Earnings	Treasury	Deferred	Prepaid	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	(Deficit)	Stock	Compensation	Consulting	Equity

Balance at July 31, 2004	155,000	$77,500	1,197	$597	2,878,781	$28,795	$25,895,647	$1,599,401	$(25,400,429)	$(131,734)	$—	$(124,670)	$1,945,107

Conversion of debt	—	—	—	—	1,032,076	10,321	1,083,679	—	—	—	—	—	1,094,000
Common shares issued for cash	—	—	—	—	2,569,355	25,686	3,049,649	—	—	—	—	—	3,075,335
Costs directly related to stock subscriptions	—	—	—	—	—	—	(1,093,781)	—	—	—	—	—	(1,093,781)
Warrants issued for common stock shares	—	—	—	—	—	—	(1,187,928)	3,857,593	—	—	—	—	2,669,665
Warrants converted to common stock shares	—	—	—	—	470,000	4,700	2,391,501	(1,599,401)	—	—	—	—	796,800
Shares issued for services to be provided	—	—	—	—	117,000	1,170	333,181	—	—	—	—	(334,351)	—
Amortization of consultant services	—	—	—	—	—	—	—	—	—	—	—	419,968	419,968
Common shares issued to officers, directors and employees	—	—	—	—	350,000	3,500	1,092,000	—	—	—	(1,095,500)	—	—
Amortization officers, directors and employee compensation	—	—	—	—	—	—	—	—	—	—	547,750	—	547,750
Exchange lots / escheatment	—	—	—	—	635	—	—	—	—	—	—	—	—
Net loss for the Year	—	—	—	—	—	—	—	—	(2,987,329)	—	—	—	(2,987,329)
Dividends	—	—	—	—	—	—	4,180	—	(4,180)	—	—	—	—

Balance at July 31, 2005	155,000	$77,500	1,197	$597	7,417,847	$74,172	$31,568,128	$3,857,593	$(28,391,938)	$(131,734)	$(547,750)	$(39,053)	$6,467,515

Original Discount on Convertible Debenture	—	—	—	—	—	—	482,710	—	—	—	—	—	482,710
Shares issued for services to be provided	—	—	—	—	50,000	500	41,150	—	—	—	—	—	41,650
Amortization of consultant services	—	—	—	—	—	—	—	—	—	—	—	39,053	39,053
Amortization officers, directors and employee compensation	—	—	—	—	—	—	—	—	—	—	547,750	—	547,750
Exchange lots / escheatment	—	—	—	—	(26,494)	(258)	258	—	—	—	—	—	—
Net loss for the Year	—	—	—	—	—	—	—	—	(3,330,089)	—	—	—	(3,330,089)
Dividends	—	—	—	—	—	—	4,180	—	(4,180)	—	—	—	—

Balance at July 31, 2006	155,000	$77,500	1,197	$597	7,441,353	$74,414	$32,096,426	$3,857,593	$(31,726,207)	$(131,734)	$—	$—	$4,248,589

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,330,089)	$(2,987,329)
Adjustments to reconcile net loss to net cash (used in) continuing operations:
Depreciation	38,490	50,530
Amortization of deferred compensation	547,750	547,750
Amortization of prepaid consulting expense	39,053	419,968
Shares issued for services	41,650	—
Amortization of discount on debenture	91,130	—
Amortization of deferred financing fees	21,902	—
Write down of obsolete inventory	245,326	—
Gain on sale of equipment	—	(400)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(94,428)	58,977
(Increase) in accounts receivable - other	(4,377)	—
(Increase) in prepaid expenses	(2,621)	—
(Increase) Decrease in inventories	(98,795)	54,205
(Increase) decrease in other current assets	106,235	(232,255)
Increase (decrease) in accounts payable	79,193	(162,925)
Increase (decrease) in accrued expenses and other liabilities	(362,734)	270,047

Net cash (used in) continuing operations	(2,682,315)	(1,981,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	400
Purchase of equipment and leasehold improvements	(17,457)	(46,926)
Purchase of certificate of deposit	(2,622,812)	(2,534,417)
Redemption of certificate of deposit	2,534,417	—

Net cash (used in) investing activities	(105,852)	(2,580,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from officer	—	(77,427)
Proceeds from issuance of convertible debenture	1,250,000	—
(Increase) in deferred financing fees	(175,215)	—
Proceeds from issuance of stock, net of issuance costs	—	4,651,219
Proceeds from issuance of stock and warrants	—	796,800
Proceeds from note receivable	14,864	8,670

Net cash provided by financing activities	1,089,649	5,379,262

The accompanying notes are an integral part of the consolidated financial statements.

Conolog Corporation
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2006 and 2005

- Continued

	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,698,518)	816,887

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,936,655	1,119,768

CASH AND CASH EQUIVALENTS - END OF YEAR	$238,137	$1,936,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$27,740	$23,371

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$—	$1,094,000

Common stock issued for services to be provided	$41,650	$334,350

Common stock issued for deferred compensation	$—	$1,095,500

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006 AND 2005

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

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $100,000. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits.

Certificates of Deposit

At July 31, 2006 and 2005, the Company had one year certificates of deposit totaling $2,622,812 and $2,534,417, with interest at a rate of 4.18% and 3.25% and maturing March 2006 and August 2006, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

Accounts Receivable

Accounts Receivable are recorded at net realizable value.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives (3 to 7 years) of the assets. Depreciation and amortization was $38,490 and $50,530 for the years ended July 31, 2006 and 2005, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Research and Development

Research and Development costs incurred in the development of the Company’s CM-100 Platform system, and directly charged to expense amounted to $376,713 during fiscal year July 31,2006. Research and Development costs directly charged to expense were $177,338 for the year ended July 31, 2005.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,380 and $7,301 for the years ended July 31, 2006 and 2005, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $23,416 and $25,627 for the years ended July 31, 2006 and 2005, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

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

Loss Per Share of Common Stock

Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earning per share available to common shareholders. The number of weighted average shares used in the computations were 7,425,822 and 5,024,671 for 2006 and 2005 respectively. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2006 and 2005 would be anti-dilutive.

Reclassifications

Certain amounts for the year ended July 31, 2005 have been reclassified to conform to the presentation of the July 31, 2006 amounts. The reclassifications have no effect on the net loss for the year ended July 31, 2005.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Loss Per Share of Common Stock (Continued)

The effect of assuming the exercise of outstanding warrants at July 31, 2005 would be anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31, 2006	July 31, 2005

Net Loss	$(3,330,089)	$(2,987,329)

Weighted-average common shares outstanding (Basic)	7,425,822	5,024,671

Weighted-average common stock equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	7,425,822	5,024,671

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

NOTE 3-	INVENTORY

Inventory consisted of the following as of July 31,:

	2006	2005

Finished Goods	$207,932	$454,377
Work-in-process	1,710	10,448
Raw materials	1,514,039	1,405,387

	$1,723,681	$1,870,212

Inventory of $1,123,681 was classified as non-current. Only the amount the Company expects to realize in the next operating cycle has been classified as current.

NOTE 4 -	DEFERRED FINANCING FEES

The Company has recorded deferred financing fees of $175,215, equal to the fair market value of warrants issued in conjunction with the convertible bond debentures. These deferred financing fees will be amortized over the life of the loans. Amortization expense for these fees for the year ended July 31, 2006 was $21,902.

NOTE 5 -	NOTE RECEIVABLE

The company entered into an Agreement to Rescind Asset Purchase Agreement, dated October 22, 2002. This Agreement requires the repayment $148,640.32, consisting of principal and interest accrued to July 31, 2004. Payments of $1,606.89 (principal of 41,238.68 and interest at 5% of $368.22) begin December 30, 2004 and will continue monthly until the full balance is repaid.

NOTE 6-	RENTAL COMMITMENTS

Total rental expense for operating leases of the Company amounted to approximately $55,680 and $55,680 during the years ended July 31, 2006 and 2005, respectively. The Company currently leases its facilities on a month-to-month basis.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

NOTE 7-	INCOME TAXES

The income tax (benefit) is comprised of the following:

	July 31,
	2006	2005

Current Income Taxes	$—	$—
Federal	—	—
State	—	(246,723)

	$—	$(246,723)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2005, the Company entered into an agreement under which it sold a portion of its NOL carryover. The total proceeds of this transaction are recorded as a benefit in the accompanying financial statements. The remaining unsold portion of this NOL of $146,364 is recorded on the balance sheet as Other Current Assets.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses.

The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards. The Company has established a valuation allowance at the full value of the deferred tax asset.

At July 31, 2006 and 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $39,000,000 and $32,860,000 respectively, which is available to offset future Federal and State taxable income through 2026.

There was no provision for income taxes for the year ended July 31, 2006 and July 31, 2005.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

	2006	2005

Deferred tax asset	$10,107,718	$8,516,400
Less: Valuation allowance	(10,107,718)	(8,516,400)

	$—	$—

NOTE 8-	PROFIT SHARING PLAN

The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2006 and 2005.

The Plan also provides an employee savings provision (401(k) plan whereby eligible participating employees may elect to contribute up to 15% of their compensation to an investment trust. The Company made matching contributions to the plan of $163,407 and $160,542 for the fiscal years ended July 31, 2006 and 2005 respectively.

NOTE 9-	STOCKHOLDERS’ EQUITY

The Series A Preferred Stock provides 4% cumulative dividends, which were $114,583 ($0.74 per share) in arrears at July 31, 2006. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $48,000 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $37,776 ($31.56 per share) in arrears at July 31, 2006. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

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

On January 19, 2006, pursuant to a Subscription Agreement, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $1,250,000 which are convertible into 1,000,000 shares of common stock at a conversion price of $1.25 per share, and warrants to purchase 1,000,000 shares of common stock at a price of $0.9579 per share. The Warrants are exercisable as of April 19, 2006 and terminate on the fifth year anniversary date. Interest payable on these notes accrues at a rate of 5% per annum. The convertible notes and warrants have been recorded in compliance with APB-14.

The $1,250,000 of proceeds attributed to the Convertible Debenture are recorded based upon their relative fair value. The value assigned to the warrants of $401,363 has been recorded as a discount to the convertible debenture. Additionally, the warrants valued at $0.9579 per share represents a Beneficial Conversion feature calculated at their intrinsic value and amounted to $46,157. This beneficial conversion feature has been recorded as a discount to the convertible debenture. This aggregate discount to the debt of $447,520 will be amortized over the life of the debt using the effective interest method.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

NOTE 9-	STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the Company’s warrant activity is as follows:

	Year Ended July 31, 2006

	Number of Warrants	Weighted average Exercise price

Balance at July 31, 2004	470,000	$1.69
Exercised September 2004	(270,000)	1.59
Issued February 2005	958,549	1.25
Exercised February 2005	(200,000)	1.84
Issued July 2005	1,440,000	1.69

Balance at July 31, 2005	2,398,549	1.28
Issued January 2006	1,200,000.9579

Balance at July 31, 2006	3,598,549	$1.17

NOTE 10-	CONVERTIBLE DEBENTURES

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
JULY 31, 2006 AND 2005

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

The $1,250,000 of proceeds attributed to the Convertible Debenture are recorded based upon their relative fair value. The value assigned to the warrants of $401,363 has been recorded as a discount to the convertible debenture. Additionally, the warrants valued at $0.9579 per share represents a Beneficial Conversion feature calculated at their intrinsic value and amounted to $46,157. This beneficial conversion feature has been recorded as a discount to the convertible debenture. This aggregate discount (deferred loan cost) to the debt of $447,520 will be amortized over the life of the debt using the effective interest method.

Amortizing payments of the outstanding principal amount of this Note shall commence on the 24th month anniversary by the payment of cash or by the conversion into Common Stock.

The schedule below represents principal amortization for the next 4 years under the Note agreement.

For the Twelve months ending July 31,
2007	$—
2008	312,498
2009	625,000
2010	312,502

Total Long term debt	$1,250,000

NOTE 11-	MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

Year Ended	Sales to Major Customers	Number of Customers	Percentage of Total

2006	$158,437	2	29.6%
2005	$342,271	2	62.0%

NOTE 12-	STOCK OPTION PLAN

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

As of July 31, 2006, there had been no shares granted under the 2002 Plan.

NOTE 13-	SECURITIES ISSUED FOR SERVICES

During fiscal year ended July 31, 2006, the Company issued 50,000 shares of common stock to various consultants for services. These services were performed in fiscal year 2006 and expensed at their fair value of consideration received at the date of the agreement in accordance with EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”.

During fiscal year July 31, 2005, the Company issued 417,000 shares of common stock to various consultants for services. Of these, 37,500 shares issued were for services that extend into the future and were amortized against invoices billed by the consultants for actual services rendered in fiscal year 2006. The remaining were expensed at the fair value of consideration received during fiscal year 2005.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005

NOTE 14-	SUBSEQUENT EVENTS

At a Special Meeting of Shareholders held on August 2, 2006 a proposal was approved amending the Corporation’s Certificate of Incorporation to effect a one-for-six reverse split of the Corporation’s Common Stock. The number of shares outstanding before the date of change (August 4, 2006) was 7,468,003. The number of shares outstanding after this date was 1,244,668.