Form 10QSB
period 2006-10-31
CONOLOG CORP
filed 2006-12-15
CIK 23503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court. YES NO _______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 20, 2006 (Inclusive of Treasury Stock)
Common Stock, $.001 par value	1,902,586

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of October 31, 2006 (Unaudited) and July 31, 2006 (Audited)

Condensed Consolidated Statements of Operations for the Three months ended October 31, 2006 (Unaudited) and October 31, 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three months ended October 31, 2006 (Unaudited) and October 31, 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	October 31, 2006 (Unaudited)	July 31, 2006 (Audited)

Current Assets:
Cash and cash equivalents	$2,461,832	$238,137
Certificate of Deposit	—	2,622,812
Accounts receivable - net of allowance	98,102	183,622
Prepaid expenses	5,237	26,376
Accounts receivable - other	27,427	4,377
Current portion of note receivable	14,864	14,864
Inventory	600,000	600,000
Other current assets	146,364	146,364

Total Current Assets	3,353,826	3,836,552

Property, Plant and Equipment:
Machinery and equipment	1,341,960	1,341,961
Furniture and fixtures	423,342	423,342
Automobiles	34,097	34,097
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265

Total Property, Plant and Equipment	1,976,867	1,976,868
Less: accumulated depreciation and amortization	(1,916,895)	(1,906,895)

Net Property, Plant and Equipment	59,972	69,973

Other Assets:
Inventory, net of current portion	1,157,594	1,123,681
Deferred financing fees, net of amortization	142,362	153,313
Note receivable, net of current portion	105,288	110,243

Total Other Assets	1,405,244	1,387,237

TOTAL ASSETS	$4,819,042	$5,293,762

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY	October 31, 2006 (Unaudited)	July 31, 2006 (Audited)

Current Liabilities:
Accounts payable	$139,324	$125,843
Accrued expenses	893	60,910

Total Current Liabilities	140,217	186,753

Non-Current Liabilities:
Convertible Debenture - net of discount of $ 363,610 at October 31, 2006 and $391,580 at July 31, 2006	886,390	858,420

Total Liabilities	1,026,607	1,045,173

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative; 162,000 shares authorized; 155,000 shares issued and outstanding at October 31, 2006 and July 31, 2006	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 2,000,000 shares authorized; 1,197 shares issued and outstanding at October 31, 2006 and July 31, 2006	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 1,862,893 and 1,244,668 shares issued and outstanding at October 31, 2006 and July 31, 2006 including 220 shares held in treasury	18,629	12,447
Contributed capital	36,402,640	36,015,986
Retained (deficit)	(32,436,822)	(31,726,207)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(138,375)	--

Total Stockholders’ Equity	3,792,435	4,248,589

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,819,042	$5,293,762

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,
	2006	2005

Product revenue	$127,661	$187,938

Cost of product revenue
Materials used in the current quarter's production	65,488	83,486
Write down of obsolete inventory parts	76,802	—

Total Cost of product revenue	142,290	83,486
Gross Profit (Loss)	(14,629)	104,452

Selling, general and administrative expenses	708,189	819,232

Loss Before Other Income (Expense)	(722,818)	(714,780)

OTHER INCOME (EXPENSE)
Interest income	40,175	24,769
Interest (expense)	(27,970)	—

Total Other Income	12,205	24,769

NET LOSS APPLICABLE TO COMMON SHARES	$(710,613)	$(690,011)

Net Loss per common share	$(0.41)	$(0.56)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,752,928	1,236,309

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended October 31, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(710,613)	$(690,011)

Adjustments to reconcile net loss to net cash
(used in) continuing operations:
Depreciation	10,000	12,099
Amortization of deferred compensation	46,125	273,875
Amortization of prepaid consulting expense	—	21,705
Amortization of discount on debenture	27,970	—
Amortization of deferred financing fees	10,951	—
Write down of obsolete inventory	76,802	—

Changes in assets and liabilities
(Increase) decrease in accounts receivable	85,520	(50,610)
(Increase) in accounts receivable - other	(23,050)	—
Decrease in prepaid expenses	21,139	—
(Increase) in inventories	(110,715)	(17,265)
(Increase) in other current assets	—	(52,215)
Increase in accounts payable	13,481	6,345
(Decrease) in accrued expenses and other liabilit	(60,017)	(231,930)

Net cash (used in) continuing operations	(612,407)	(728,007)

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended October 31, 2006 and 2005
(Unaudited)

Continued - page 2

	2006	2005

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(2,000)

Net cash (used in) investing activities	—	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	208,335	—
Proceeds from note receivable	4,955	3,716

Net cash provided by financing activities	213,290	3,716

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(399,117)	(726,291)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,860,949	4,471,072

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,461,832	$3,744,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:

Interest expense	$27,970	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Common stock issued for deferred compensation	$184,500	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

Note 1 – Unaudited Financial Statements

These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2006. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the condensed consolidated financial statements of the Company as of July 31, 2006. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended October 31, 2006 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2007.

Note 2 – Reverse 1-for-6 common stock split and exercise of Warrants

All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect the 1-for-6 reverse split of the Company’s Common Stock.

At a Special Meeting of the shareholders held on August 2, 2006 a proposal to amend the Certificate of Incorporation to give effect to a one-for-six reverse stock split of the common stock of the Company was approved by the stockholders. The reverse split was effected on August 4, 2006.

Pursuant to a Subscription Agreement dated January 19, 2006, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $ 1,250,000 which as a result of the reverse split are convertible into 166,667 (the “Note Shares”) post split shares of (post 1-for-6 stock reverse split) common stock at a post split conversion price of $7.50, and warrants to purchase 166,668 shares of (post 1-for-6 stock reverse split) common stock at a post split exercise price of $5.7474 per share (the “Conversion Price”). Pursuant to an agreement dated as of September 28, 2006, between the Company and the selling shareholders who were parties to the January 19, 2006 Subscription Agreement (the “Subscribers”), the Company reduced the warrant exercise price of warrants held by the Subscribers to $1.25 so long as such warrants were exercised by October 31, 2006, after which time the warrant exercise price would revert to $5.7474, subject to adjustment as provided in the warrants. Pursuant to an agreement between the Company and First Montauk Securities Corp. (the placement agent in the private placement with the selling shareholders who were parties to the January 19, 2006 Subscription Agreement) the Company reduced the exercise price of warrants issued to First Montauk Securities Corp. and/or its transferees to $1.25. On October 2, 2006 the Subscribers exercised their 166,668 warrants at a conversion price of $1.25 per share. The Company received a Gross amount of $208,335 for these warrants.

As permitted by the January 19, 2006 Subscription Agreement, on November 30th, the Company reduced the Conversion Price to $1.10 per share. Any shares in excess of the Notes Shares will not be registered under the Securities Act of 1933, as amended, and, therefore, may not be offered for sale, pledged or hypothecated in the absence of an effective registration statement or an opinion of counsel reasonably satisfactory to the Company that such registration is not required.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2006

Product revenues for the three months ended October 31, 2006 totaled $127,661 representing a net decrease of 32% or $60,277 from the $187,938 reported for the same three-month period last year. The Company’s Iniven division was unable to accelerate deliveries during the first quarter of fiscal 2007, due to the continued delay and extended deliveries by the Company’s utility customers.

Product Cost for the three months ended October 31, 2006 totaled $65,488 a decrease of 21.5% or $ 17,998 as compared to the three months ended October 31, 2005. The Company attributes the decrease in the current quarters product cost to the continued outsourcing of assembly boards and the introduction of new assembly standards under ISO-9000, which have made the assembly process more cost efficient.

For the quarter ended October 31, 2006 the Company, in accordance with its inventory management policy, expensed $ 76,802 of cost relating to inventory parts which had become obsolete or which were not used in the manufacturing process in the prior three years.

Gross profit for products for the three months ended October 31, 2006 amounted to $62,173 or 48.7.% of product revenue as compared to $104,452 or 55.5% of product revenue for the three months ended October 31, 2005.

Selling, general and administrative expenses decreased by $111,043 for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005. The Company attributes this decrease over the three-month period ended October 31, 2006 to the decreased research and development costs related to new products, and to the decrease in non-cash Stock Compensation expense which the Company incurred during the quarter ended October 31, 2005 as a result of issuing shares of its common stock to its directors, employees and officers, which the Company did not incur during the three months ended October 31, 2006.

Interest income for the three-month period was $40,175, an increase of $15,406 over the three month period ended October 31, 2005.

As a result of the foregoing, the Company reported a net loss from continuing operations of ($710,613) or ($0.41) per share compared to a loss of ($690,011) or ($0.56) per share, an increased loss of $20,602, for the three months ended October 31, 2006 and 2005, respectively.

LIQUIDITY AND FINANCIAL CONDITION

Inventories from the Company’s product segment increased from $1,723,681 at July 31, 2006 to $1,757,594 for the quarter ended October 31, 2006, an increase of $33,913, which is primarily attributed to the introduction of the Company’s CM-100 product line.

Accounts Receivable decreased to $98,102 for the three months ended October 31, 2006 from $183,622 as of July 31, 2006. The decrease is attributed to reduced sales.

The Company expects to meet its cash requirements for the next 12 months through existing cash balances and cash generated from operations.

STATEMENT REGARDING PRESENT OPERATIONS

There were no material changes in the nature of the operations of the Registrant during the three months ended October 31, 2006. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2006.

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

1. Legal Proceedings – None

2. Unregistered Sales of Equity Securities and Use of Proceeds – N/A

3. Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders at a Special Meeting held on August 2, 2006: (1) a proposal to amend the Certificate of Incorporation to give effect to a one-for-six reverse stock split of the common stock of the Company; (2) a proposal that, in their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournment of adjournments thereof. The number of shares of common stock outstanding and eligible to vote as of the record date of July 5, 2006 was 7,531,353. Set forth below is the number of votes cast for or withheld with respect to each matter submitted to a vote of the stockholders at the meeting.

Proposal #1 — Proposal to amend the Certificate of Incorporation to give effect to a one-for-six reverse stock split of the common stock of the Company.

For	Against	Abstaining

6,418,503	322,236	3,132

Proposal #2 — In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting or any adjournment or adjournments thereof.

For	Against	Abstaining
5,742,643	891,662	109,566

5. Other Information – None

6 .	Exhibits

	Exhibit Number	Description
	31 (1)	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
	32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: December 15, 2006	By /s/ Robert S. Benou
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer

Date: December 15, 2006	By /s/ Marc R. Benou

Chief Operating Officer, President and Secretary