Form 10QSB
period 2007-01-31
CONOLOG CORP
filed 2007-03-16
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2007

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
FIVE YEARS.

               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court. YES _______   NO _______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at February 28,
2007
Class	(Inclusive of Treasury Stock)

Common Stock, $0.01 par value	3,074,894

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of January 31, 2007 (Unaudited) and July 31, 2006 (Audited)

Condensed Consolidated Statements of Operations for the Three and Six months ended January 31, 2007
(Unaudited) and January 31, 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six months ended January 31, 2007 (Unaudited) and
January 31, 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements [unaudited]

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Item 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	January 31, 2007	July 31, 2006
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,959,792	$238,137
Certificate of Deposit	-	2,622,812
Accounts receivable - net of allowance	20,166	183,622
Prepaid expenses	2,320	26,376
Accounts receivable - other	12,930	4,377
Current portion of note receivable	14,864	14,864
Inventory	600,000	600,000
Other current assets	146,364	146,364

Total Current Assets	2,756,436	3,836,552

Property and Equipment:
Machinery and equipment	1,345,976	1,341,961
Furniture and fixtures	429,765	423,342
Automobiles	34,097	34,097
Computer software	147,203	147,203
Leasehold improvements	30,265	30,265
Total Property, Plant and Equipment	1,987,306	1,976,868
Less: accumulated depreciation and amortization	(1,926,694)	(1,906,895)
Net Property and Equipment	60,612	69,973

Other Assets:
Inventory, net of current portion	750,106	1,123,681
Deferred research and development costs	184,278	-
Deferred financing fees, net of amortization	-	153,313
Note receivable, net of current portion	103,178	110,243

Total Other Assets	1,037,562	1,387,237

TOTAL ASSETS	$3,854,610	$5,293,762

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets [continued]

LIABILITIES & STOCKHOLDERS' EQUITY	January 31, 2007	July 31, 2006
	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable	$90,073	$125,843
Accrued expenses	23,380	60,910
Total Current Liabilities	113,453	186,753

Non-Current Liabilities:
Convertible Debenture - net of discount of $391,580
at July 31, 2006	-	858,420
Total Liabilities	113,453	1,045,173

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative;
162,000 shares authorized; 155,000 shares issued and
outstanding at January 31, 2007 and July 31, 2006 , respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
2,000,000 shares authorized; 1,197 shares issued and outstanding
at January 31, 2007 and July 31, 2006 , respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
3,074,894 and 1,244,668 shares issued and outstanding at
January 31, 2007 and July 31, 2006 respectively including 220 shares
held in treasury.	30,749	12,447
Contributed capital	40,428,476	36,020,982
Accumulated (deficit)	(36,572,181)	(31,731,203)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(92,250)	-

Total Stockholders’ Equity	3,741,157	4,248,589

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,854,610	$5,293,762

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed ConsolidatedStatements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,
	2007	2006	2007	2006
Product revenue	$144,663	$66,275	$272,324	$254,213

Cost of product revenue
Materials and Labor used in production	72,320	57,303	137,808	140,789
Write down of obsolete inventory parts	400,000	-	476,802	-
Total Cost of product revenue	472,320	57,303	614,610	140,789

Gross Profit (Loss)	(327,657)	8,972	(342,286)	113,424

Selling, general and administrative expenses	610,501	704,591	1,286,906	1,523,823

	(938,158)	(695,619)	(1,629,192)	(1,410,399)
Loss Before Other Income (Expense)

OTHER INCOME (EXPENSE)
Induced conversion cost	(2,705,457)	-	(2,705,457)	-
Interest income	19,280	33,517	59,455	58,286
Amortization of deferred loan discount	(363,610)	-	(391,580)	-
Amortization of deferred loan cost	(142,363)	-	(174,147)	-

Total Other Income (Expense)	(3,192,150)	33,517	(3,211,729)	58,286

NET LOSS APPLICABLE TO COMMON SHARES	$(4,130,308)	$(662,102)	$(4,840,921)	$(1,352,113)

NET LOSS PER COMMON SHARE	$(2.00)	$(0.54)	$(2.54)	$(1.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	2,064,414	1,236,309	1,907,892	1,236,309

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended January 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,840,921)	$(1,352,113)
Adjustments to reconcile net loss to net cash
(used in) continuing operations:
Depreciation	20,000	24,198
Amortization of deferred compensation	92,250	547,750
Amortization of prepaid consulting expense	-	31,150
Shares issued for services	51,250	-
Amortization of discount on debenture	391,580	-
Write down of obsolete inventroy	476,802	-
Changes in assets and liabilities
Decrease in accounts receivable	163,456	65,506
(Increase) decrease in accounts receivable - other	(8,553)	106,235
Decrease in prepaid expenses	24,056	-
(Increase) decrease in inventories	(103,227)	(108,696)
(Increase) decrease in deferred loan closings costs	153,313	(140,025)
(Increase) decrease in other current assets	-	(28,317)
(Decrease) in accounts payable	(40,821)	(7,171)
(Decrease) in accrued expenses and other liabilities	(37,530)	(423,643)
Net cash (used in) continuing operations	(3,658,345)	(1,285,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred research and development	(184,278)	(156,060)
Purchase of equipment and leasehold improvements	(10,638)	(2,000)
Net cash (used in) investing activities	(194,916)	(158,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Induced conversion cost	2,705,457	-
Proceeds from convertible debenture	-	1,250,000
Proceeds from issuance of stock and warrants	239,584	-
Proceeds from note receivable	7,063	-
Net cash provided by financing activities	2,952,104	1,250,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(901,157)	(193,186)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,860,949	4,471,072

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,959,792	$4,277,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,250,000	$-
Common stock issued for services provided	$51,250	$-
Common stock issued for deferred compensation	$184,500	$-
Warrants attributed to debenture	$-	$35,190

Note 1 – Unaudited Financial Statements

          These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2006. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the condensed consolidated financial statements of the Company as of July 31, 2006. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the six months ended January 31, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2007.

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

Pursuant to a Subscription Agreement dated January 19, 2006, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $ 1,250,000 which as a result of the reverse split are convertible into 166,667 (the “Note Shares”) post split shares of (post 1-for-6 stock reverse split) common stock at a post split conversion price of $7.50, and warrants to purchase 166,668 shares of (post 1-for-6 stock reverse split) common stock at a post split exercise price of $5.7474 per share (the “Conversion Price”). Pursuant to an agreement dated as of September 28, 2006, between the Company and the selling shareholders who were parties to the January 19, 2006 Subscription Agreement (the “Subscribers”), the Company reduced the warrant exercise price of warrants held by the Subscribers to $1.25 so long as such warrants were exercised by October 31, 2006, after which time the warrant exercise price would revert to $5.7474, subject to adjustment as provided in the warrants. Pursuant to an agreement between the Company and First Montauk Securities Corp. (the placement agent in the private placement with the selling shareholders who were parties to the January 19, 2006 Subscription Agreement) the Company reduced the exercise price of warrants issued to First Montauk Securities Corp. and/or its transferees to $1.25. As of January 31, 2007 all of the Subscribers and some of the First Montauk Securities Corp. warrants, amounting to 191,667 warrants were exercised at a conversion price of $1.25 per share. The Company received a Gross amount of $239,584 for these warrants.

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

Note 3 – Conversion of debt

In January 2007, the Company reduced the original conversion prices of their outstanding debentures from $7.50 to $1.10. Subsequent to the reduction in the conversion price the debt holders exercised their rights to convert. The incremental consideration of the shares issued in the conversion was valued at $2,705,457 and recorded as induced conversion costs in the accompanying statement of operations.

In connection with this conversion, the amortization of deferred loan costs of $174,147 and the amortization of deferred loan discount of $363,610 were fully written off.

Note 4 – Subsequent Events

On March 12, 2007 a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures was placed with 8 investors. The Convertible Debentures, Subject to stockholder approval as required by any applicable Nasdaq rules, the Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

The Conversion Price of the Convertible Debentures is $2.00 per share. The investors have also received warrants to purchase an aggregate of 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share, exercisable beginning at any time on the sooner of September 8, 2007 or the date the Company’s stockholders approves the issuance of the Company’s common stock issuable on conversion of the Convertible Debentures (if such approval is required by the applicable rules of the Nasadq) through the fifth anniversary of the issuance. In addition, the selling agent (including certain of its employees and affiliates) was granted a warrant to acquire 282,500 shares of the Company’s common stock. The Company received net proceeds of $2,487,500.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2007

          Product revenues for the three months ended January 31, 2007 totaled $144,663 representing a net increase of 118% or $78,388 from the $66,275 reported for the same three-month period last year. Product revenue for the six months ended January 31, 2007 totaled $272,324, a net increase of 7% from the revenue reported for the same six-month period last year. The Company’s Iniven division was able to begin to accelerate deliveries during the second quarter of fiscal 2007, due to the completion of field-testing by the Company’s utility customers.

          Product Cost (Material and Direct Labor) for the six months ended January 31, 2007 totaled $137,808 or 51% of revenue. The Company attributes this decrease of $2,981 over the same six- month period last year to the continued outsourcing of assembly boards and the introduction of new assembly standards under ISO-9000, which have made the assembly process more cost efficient.

          For the quarter ended January 31, 2007 the Company, in accordance with its inventory management policy, expensed $ 400,000 of cost relating to inventory parts which had become obsolete or which were not used in the manufacturing process in the prior three years. For the six months ended January 31, 2007 an aggregate of $476,802 has been expensed.

          Gross profit (loss) for products for the three months ended January 31, 2007 amounted to ($327,657) and ($342,286) for the six-month period ended January 31, 2007. These Gross (loss) amounts include an inventory write down expense of $476,802 for obsolete and slow moving inventory parts referred to above.

          Selling, general and administrative expenses decreased by $94,090 for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. For the six months these expenses have decreased by $236,917 over the same six-month period last year. The Company attributes this decrease to the capitalization of research and development costs attributed to new products that are scheduled to enter production during the third quarter.

          Other expenses for the six-month period included a non-cash expense related to the induced conversion benefit of $2,705,457; a non-cash interest expense related to conversion of debt for $363,610 and the amortization of fees related to the conversion of debt for $142,363.

          As a result of the foregoing, the Company reported a net loss from operations of ($4,130,308) or ($2.00) per share compared to a loss of ($662,102) or ($0.54) per share for the three months ended January 31, 2007 and 2006, respectively.

          As a result of the foregoing, the Company reported a net loss from operations of ($4,840,921) or ($2.54) per share compared to a loss of ($1,352,113) or ($1.09) per share for the six months ended January 31, 2007 and 2006, respectively.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment decreased from $1,723,681 at July 31, 2006 to $1,350,106 for the six months ended January 31, 2007, an decrease of $373,575, which is primarily attributed to the Company’s inventory management policy, to write down costs relating to inventory parts which had become obsolete or which were not used in the manufacturing process in the prior three years and the purchases of new parts for new product lines.

          Accounts Receivable-trade decreased to $20,166 for the six months ended January 31, 2007 from $183,622 as of July 31, 2006. The decrease is attributed to fewer sales orders shipped during the last month of the quarter.

          The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

          There were no material changes in the nature of the operations of the Registrant during the six months ended January 31, 2007. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2006.

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

PART II - OTHER INFORMATION

1. Legal Proceedings – None

2. Unregistered Sales of Equity Securities and Use of Proceeds –

As of January 31, 2007, the aggregate principal balance of the Convertible Debenture Notes ($1,250,000) were converted to 166,667 shares of registered common stock (the Note Shares) and 969,697 shares of common stock (Excess) which were not registered under the Securities Act of 1933.

3. Defaults upon Senior Securities - None

4. Submission of Matters to a Vote of Security Holders - None

5. Other Information – None

6 .         Exhibits

Exhibit Number      Description
31           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: March 15, 2007	By /s/ Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date: March 15, 2007	By /s/ Marc R. Benou
Chief Operating Officer, President and Secretary