Form 10QSB
period 2007-04-30
CONOLOG CORP
filed 2007-06-11
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2007

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
FIVE YEARS.

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court. YES ______   NO ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at June 8, 2007
Class	(Inclusive of Treasury Stock)

Common Stock, $0.01 par value	3,874,894

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of April 30, 2007 (Unaudited) and July 31, 2006 (Audited)

Condensed Consolidated Statements of Operations for the Three and Nine months ended April 30, 2007
(Unaudited) and April 30, 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2007 (Unaudited) and
April 30, 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Item 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	April 30, 2007	July 31, 2006
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$632,652	$238,137
Certificate of Deposit	3,031,359	2,622,812
Accounts receivable - net of allowance	64,261	183,622
Prepaid expenses	2,320	26,376
Accounts receivable - other	11,099	4,377
Current portion of note receivable	14,864	14,864
Inventory	600,000	600,000
Other current assets	146,364	146,364

Total Current Assets	4,502,919	3,836,552

Property and Equipment:
Machinery and equipment	1,345,976	1,341,961
Furniture and fixtures	429,765	423,342
Automobiles	34,097	34,097
Computer software	199,474	147,203
Leasehold improvements	30,265	30,265
Total Property and Equipment	2,039,577	1,976,868
Less: accumulated depreciation and amortization	(1,931,194)	(1,906,895)
Net Property and Equipment	108,383	69,973

Other Assets:
Inventory, net of current portion	574,463	1,123,681
Deferred research and development costs	92,139	-
Deferred financing fees, net of amortization	925,955	153,313
Note receivable, net of current portion	97,856	110,243

Total Other Assets	1,690,413	1,387,237

TOTAL ASSETS	$6,301,715	$5,293,762

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

LIABILITIES & STOCKHOLDERS' EQUITY	April 30, 2007	July 31, 2006
	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable	$97,575	$125,843
Accrued expenses	29,696	60,910
Total Current Liabilities	127,271	186,753

Non-Current Liabilities:
Convertible Debenture - net of discount of $ 391,580 at July 31, 2006
and $1,800,715 as of April 30,2007.	1,024,285	858,420
Total Liabilities	1,151,556	1,045,173

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative;
162,000 shares authorized; 155,000 shares issued and
outstanding at April 30,2007 and July 31, 2006 , respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
2,000,000 shares authorized; 1,197 shares issued and outstanding
at April 30,2007 and July 31, 2006 , respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
3,074,894 and 1,244,668 shares issued and outstanding at
April 30, 2007 and July 31, 2006 respectively including 220 shares
held in treasury.	30,755	12,447
Contributed capital	43,407,565	36,020,982
Retained (deficit)	(38,188,399)	(31,731,203)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(46,125)	-

Total Stockholders’ Equity	5,150,159	4,248,589

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,301,715	$5,293,762

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006

Product revenue	$135,708	$72,462	$408,032	$326,675

Cost of product revenue
Materials and Labor used in production	54,686	80,184	192,494	220,973
Write down of obsolete inventory parts	300,000	-	776,802	-
Total Cost of product revenue	354,686	80,184	969,296	220,973

Gross Profit (Loss)	(218,978)	(7,722)	(561,264)	105,702

Selling, general and administrative expenses	1,178,919	763,479	2,465,825	2,287,303

Loss Before Other Income (Expense)	(1,397,897)	(771,201)	(3,027,089)	(2,181,601)

OTHER INCOME (EXPENSE)
Induced Conversion Cost	-	-	(2,705,457)	-
Interest income	34,104	38,910	93,559	97,196
Amortization of deferred loan discount	(168,247)	(40,128)	(559,827)	(40,128)
Amortization of deferred loan cost	(84,178)	-	(258,325)	-

Total Other Income (Expense)	(218,321)	(1,218)	(3,430,050)	57,068

NET LOSS APPLICABLE TO COMMON
SHARES	$(1,616,218)	$(772,419)	$(6,457,139)	$(2,124,533)

NET LOSS PER COMMON SHARE	$(0.53)	$(0.62)	$(3.26)	$(1.72)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,074,894	1,237,068	1,981,605	1,236,556

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,457,139)	$(2,124,533)
Adjustments to reconcile net loss to net cash
(used in) continuing operations:
Depreciation	24,500	29,806
Amortization of deferred compensation	46,125	547,750
Amortization of prepaid consulting expense	-	43,803
Induced conversion cost	2,705,457	-
Shares issued for services	51,250	-
Amortization of discount on debenture	1,657,158	63,160
Write down of obsolete inventroy	776,802	-
Write down of research and development	(92,139)	(156,060)
Changes in assets and liabilities
Decrease in accounts receivable	119,361	77,921
(Increase) decrease in accounts receivable - other	(6,722)	106,235
Decrease in prepaid expenses	24,056	-
(Increase) in inventories	(227,584)	(151,624)
(Increase) in deferred loan closings costs	(772,642)	(164,264)
(Increase) in other current assets	-	(23,946)
(Decrease) in accounts payable	(28,268)	(7,171)
(Decrease) in accrued expenses and other liabilities	(31,214)	(206,677)
Net cash (used in) continuing operations	(2,210,999)	(1,965,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(3,031,359)	-
Purchase of equipment and leasehold improvements	(62,910)	(7,311)
Net cash (used in) investing activities	(3,094,269)	(7,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	2,825,000	1,250,000
Proceeds from issuance of stock and warrants	239,584	-
Proceeds from note receivable	12,387	-
Net cash provided by financing activities	3,076,971	1,250,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,228,297)	(722,911)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,860,949	4,471,072

CASH AND CASH EQUIVALENTS - END OF PERIOD	$632,652	$3,748,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$12,158
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,250,000	$-
Common stock issued for services	$51,250	$4,750
Common stock issued for deferred compensation	$184,500	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

Note 1 – Unaudited Financial Statements

          These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2006. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the condensed consolidated financial statements of the Company as of July 31, 2006. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the nine months ended April 30, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2007.

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

Note 4 – Convertible Debenture

On March 12, 2007 a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures was placed with 8 investors. The Convertible Debentures, subject to stockholder approval as required by any applicable Nasdaq rules, the Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

The Conversion Price of the Convertible Debentures is $2.00 per share. The investors have also received warrants to purchase an aggregate of 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share, exercisable beginning at any time on the sooner of September 8, 2007 or the date the Company’s stockholders approves the issuance of the Company’s common stock issuable on conversion of the Convertible Debentures (if such approval is required by the applicable rules of the Nasdaq) through the fifth anniversary of the issuance. In addition, the selling agent (including certain of its employees and affiliates) was granted a warrant to acquire 282,500 shares of the Company’s common stock. The Company received net proceeds of $2,487,500.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2007

          Product revenues for the three months ended April 30, 2007 totaled $135,708 representing a net increase of 87% or $63,246 from the $72,462 reported for the same three-month period last year. Product revenue for the nine months ended April 30, 2007 totaled $408,032, a net increase of 25% from the revenue reported for the same nine-month period last year. With the completion of field-testing by the Company’s utility customers on the PDR-2000 system platform the Company’s Iniven division was able to begin to accelerate deliveries. The Company also shipped several orders for Band frequencies to the United State Coast Guard.

          Product Cost (Material and Direct Labor) for the nine months ended April 30, 2007 totaled $192,494 or 47% of revenue. The Company attributes this decrease of $28,479 over the same nine- month period last year to the continued outsourcing of assembly boards and the introduction of new assembly standards under ISO-9000, which have made the assembly process more cost efficient.

          For the quarter ended April 30, 2007 the Company, in accordance with its inventory management policy, expensed $ 300,000 of cost relating to inventory parts which had become obsolete or which were not used in the manufacturing process in the prior three years. For the nine months ended April 30, 2007 an aggregate of $776,802 has been expensed.

          Gross (loss) for products for the three months ended April 30, 2007 amounted to ($218,978) and ($561,264) for the nine-month period ended April 30, 2007. These gross (loss) amounts include an inventory write down expense of $776,802 for obsolete and slow moving inventory parts referred to above.

          Selling, general and administrative expenses increased by $415,440 for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. For the nine months these expenses have increased by $178,522 over the same nine-month period last year. The Company attributes this increase to the expensing of capitalized research and development costs; fees related to acquisition of a Convertible Debenture; and an increase in marketing cost to introduce the new CM-100 platform system.

          Other expenses for the nine-month period included a non-cash expense related to the induced conversion benefit of $2,705,457; a non-cash interest expense related to conversion of debt for $363,610 and the amortization of fees related to the conversion of debt for $142,363.

          As a result of the foregoing, the Company reported a net loss from operations of ($1,616,218) or ($.53) per share compared to a loss of ($772,419) or ($0.62) per share for the three months ended April 30, 2007 and 2006, respectively.

          As a result of the foregoing, the Company reported a net loss from operations of ($6,457,139) or ($3.26) per share compared to a loss of ($2,124,533) or ($1.72) per share for the nine months ended April 30, 2007 and 2006, respectively.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment decreased from $1,723,681 at July 31, 2006 to $1,174,463 for the nine months ended April 30, 2007, a decrease of $549,218, which is primarily attributed to the Company’s inventory management policy, to write down costs relating to inventory parts which had become obsolete or which were not used in the manufacturing process in the prior three years and the purchases of new parts for new product lines.

          Accounts Receivable-trade decreased to $64,261 for the nine months ended April 30, 2007 from $183,622 as of July 31, 2006. The decrease is attributed to fewer sales orders shipped during the last month of the quarter and the shipment of a large order during the last month of the fiscal year.

          The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

There were no material changes in the nature of the operations of the Registrant during the nine months ended April 30, 2007. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2006.

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

PART II - OTHER INFORMATION

1. Legal Proceedings – Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07

                    On March 13, 2007, Meyers Associates, L.P. commenced an action against Conolog Corporation, asserting that: (1) Conolog breached a purported contract it had with Meyers pursuant to which it claims Meyers was to act as lead underwriter in connection with a Regulation D securities offering for Conolog, and (2) Conolog misappropriated a purported confidential list of potential investors. Conolog denies the allegations in the complaint and intends to vigorously defend against Meyers’s claims. On May 4,2007, Conolog served its answer to the complaint and discovery demands. While Conolog believes it has meritorious defenses, at this early stage in the proceedings, it is not possible to predict the outcome.

2. Unregistered Sales of Equity Securities and Use of Proceeds – None

3 Defaults upon Senior Securities – None

4. Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of the stockholders at our 2006 annual meeting of stockholders held on May 15, 2007: (1) a proposal to elect the five nominees for director named below for terms of one year each; (2) a proposal to approve the Subscription Agreement between the Company and nine investors; (3) a proposal to approve the granting of shares to directors, officers and employees of the Company and (4) a proposal to ratify the selection of Bagell Josephs Levine & Company, L.L.C. as our independent auditors for the current fiscal year. The number of shares of common stock outstanding and eligible to vote as of the record date of March 3, 2006 was 7,422,847. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

          Proposal # 1 — To elect the following nominees as our directors for terms of one year each:

	For	Withheld

Robert S. Benou	2,395,015	97,359
Marc R. Benou	2,405,921	86,453
Louis S. Massad	2,360,676	131,698
Edward J. Rielly	2,399,209	93,165
David M. Peison	2,399,184	93,190

          Proposal # 2 — To approve the execution of the 2007 Subscription Agreement.

For	Against	Abstain
2,329,902	151,055	11,417

          Proposal # 3 – To vote on a proposal to approve the Company’s 2007 Incentive Stock Plan;

For	Against	Abstain	Not Voted
400,365	43,967	10,866	2,037,176

          Proposal #4 — To ratify the selection of Bagell, Josephs, Levine & Company, L.L.C. as our independent auditors for the fiscal year ending July 31, 2007.

For	Against	Abstaining
2,404,032	87,498	844

          Proposal #5 —To act on such other matters as may properly come before the meeting or any adjourmments.

For	Against	Abstaining
2,228,872	182,010	81,492

5. Other Information – None

6.               Exhibits

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: June 11, 2007	By /s/ Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer

Date: June 11, 2007	By /s/ Marc R. Benou
Chief Operating Officer, President and Secretary