Form 10KSB
period 2007-07-31
CONOLOG CORP
filed 2007-10-29
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $2.09 on October 15, 2007 was $9,960,238.

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of October 15, 2007 was 4,765,664.

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

PART 1

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

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

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

During the year ended July 31, 2001, we formed a wholly owned subsidiary, Lonogoc Corporation. In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation, which provided installation, maintenance, and troubleshooting of computer systems and networks. On October 22, 2002, we entered an agreement to rescind the Asset Purchase Agreement between us and Independent Computer Maintenance Corporation. Under the rescission agreement, Conolog and its subsidiary agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement, to the extent they still exist, to the former seller. The return of the purchase price paid for the assets was $600,000, $300,000 in cash at closing, a note, which is secured by a first mortgage on a condominium, for $150,000 bearing an interest rate of 7.5% of which will be paid over 24 months in equal monthly installments of $6,750 per month beginning December 2002, and an unsecured note receivable for $137,350 payable over 10 years beginning December-2004 bearing an interest rate of 5%.

In March 2004, we ceased operating our staffing business. The assets of our wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the subsidiary’s Vice President. In consideration of the sale, we received $34,000 in cash.

PRODUCTS

We are engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by us); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by us) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic “networks” which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, and (vii) multiplexer supervisory controls, which enable callers with high volumes of supervisory data to transmit on fewer phone lines.

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

PRESENT STATUS/BUSINESS PRODUCT DESCRIPTION

We are engaged in three basic market segments:

1)	Commercial Sales (Under the trade name “INIVEN” (a Division of Conolog))
	•	Direct sales to end-users
	•	Sales to system assemblers
	•	Sales to contractors/installers

2)	Military Sales
	•	Direct contract sales to military
	•	As subcontractor to systems producers
	•	Foreign governments

3)	Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

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

Our military sales are received through independent sales representatives who are paid a commission.

COMMERCIAL “INIVEN” SALES AND PRODUCTS

“INIVEN” equipment is designed around four (4) core product groups:

1)	PTR and PDR Teleprotection Series (Protective Tone Relaying Communications Terminal), which includes the PTR- 1000, PTR- 1500 and PDR-2000.

2)	Audio Tone & Telemetry Equipment (Audio Tone Control, Telemetering and Data Transmission Systems), which includes Series “98”, “68”, “40” and “GEN-1”.

3)	Multiplex Supervisory Control System

4)	Communication Link Multihead Fiber Optic Couplers and Industrial Grade 1200 Baud Modems.

PTR AND PDR TELEPROTECTION SERIES

This product is designed for use exclusively by electric power generators (electric utilities and co-generators) in order to protect their transmission and distribution lines. The PTR-1000, by monitoring the output signal of the transmission equipment in less than one hundredth of a second protects the transmission and distribution lines.

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

The PDR 2000 is an 8 channel high speed communication system for use in electric power transmission protection schemes. Unique features include event recording, on-board and remote programming, and ID (unit to unit identification on all communications), Packet Forwarding (ability to forward information such as trips and all events through indirect communication paths), password protection and multiple communication ports.

The PTR/PDR Teleprotection Series are designed for global use by electric utilities and any entity generating power for its own consumption with resale of surplus power to an electric utility, such as cities, municipalities, cooperatives and large corporations that find it more economical to generate their own electricity.

The PTR/PDR market is:

•	New installations; i.e., new transmission lines, new distribution segments, for utilities and cogenerators.

•	Existing installations not properly protected, improving efficiency and reducing down time.

•	Existing installations for upgrading to PTR/PDR technology, again improving efficiency and down time.

Sales efforts for the PTR/PDR are presently being conducted by the Company’s marketing executives, through independent manufacturers’ representatives and through distributors. Sales are targeted primarily to the largest utilities and co-generators.

In the United States alone, there are over 500 large entities generating electricity. They are:

•	Municipal Systems

•	Cooperative Systems

•	Federal, State and District Systems

•	Audio Tone and Telemetry Equipment

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

Our line of GEN-1 equipment is extensive and provides the user with the ability to perform multiple control functions, status monitoring as well as continuous variable data monitoring, such as a level in a tank or pressure gauge.

Sales for this line are primarily for the replacement of existing installations and for expansion of these installations where it would not be economical to install the latest technology, which would not be mechanically compatible.

Sales to this market are made in the same manner as the PTR/PDR market except that manufacturers’ representatives specialize in selling to this diverse market.

“98,” “68” and “40” Series represent our latest designs in the audio tone equipment utilizing the more advanced DSP technology, which provides high accuracy and long-term stability. These features have allowed us to greatly improve the scope, density and number of functions that can be performed on a single phone line, microwave link or direct line.

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

Using the “98” DSP Series as its communications link, we designed the Multiplexer Supervisory Control System to handle 8 times the normal capacity per channel. The microprocessor-based system allows a single telephone line to handle up to 900 data inputs. This product line because of its data density capability may be utilized for a very broad range of applications. This product has only recently been introduced and our sales efforts for it are being conducted through its existing independent manufacturers sales representatives.

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

OUR STRATEGY

Our strategy is to develop new commercial markets by continuing to develop new products and enhance existing products to improve both our market share and competitive position. Growth in commercial sales is expected to come through internal growth of existing products, new product introductions and the expansion of regional markets to meet the growing needs of our customers for more sophisticated and comprehensive products and services.

MARKETING AND SALES

In general, our products are marketed through telemarketing and customer contacts by our President and through independent manufacturing sales representatives and distributors.

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

LARGEST CUSTOMERS

Our major customers during fiscal 2007 were Bonneville Power Authority and NIPSCO. Sales to these customers totaled $229,512. None of these customers has or had any material relationship other than business with the Company.

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

In the past, we manufactured and held in our inventory finished products pursuant to the military specifications and based upon the military forecast for future quantities and delivery schedules. Widespread military procurements were discontinued as a result of the end of the cold war and the downsizing of the military establishment. Consequently, management made a decision to write off a substantial amount of the military inventory in 2001 and 2002. As a result, we no longer manufacture military products in advance. Rather, we only schedule production as purchase orders are received.

MANUFACTURING

The Company currently rents approximately 7,000 square feet of the facility located at 5 Columbia Road, for a combination of manufacturing and office space. The Company assembles, under normal workload conditions, the product it sells; however, to accommodate the peak demands that occur from time to time, we can engage a number of subcontractors to assemble boards to our specifications. All assemblies, however, are inspected and fully tested by our quality, engineering and testing departments. We maintain test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment.

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

RESEARCH AND DEVELOPMENT

New Products — CM-100 platform

In February 2007, we formally introduced the CM-100, which we believe is the first of its kind, direct substation hardened communication consolidator that fills the existing gap in substation communications. The hardwired CM-100 will allow our existing products, including the PDR-100, to operate seamlessly over fiber optics together with existing substation equipment

During fiscal years 2006 and 2007 we have invested approximately $376,713 and $372,723, respectively, in product development.

During fiscal years 2003-2004 and 2004-2005, we invested approximately $93,984 and $177,338, respectively, in product development.

During fiscal year 2001-2002, we invested approximately $800,000 for product development and amortization of product costs.

During fiscal 2000-2001, we proceeded with the design of the PDR-2000 8 channel digital transfer trip communications product. During fiscal 2001-2002 we invested approximately $774,757 to complete its design of the PDR-2000, eight-channel digital transfer trip communications.

The Company also developed a new platform for its GEN-1 products allowing for its use by the Canadian utilities.

PATENTS AND TRADEMARKS

We do not have any patents covering any of our present products. We do not have any registered trademarks. We use the name INIVEN for our commercial products. We believe that this name is recognized in our industry. We believe that our prospects are dependent primarily on our ability to offer our customers high quality, reliable products at competitive prices rather than on our ability to obtain and defend patents and trademarks. We do not believe that our INIVEN name is of material importance to the Company’s business.

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

EMPLOYEES

As of July 31, 2007, we employed 15 persons on a full-time basis, including two in management, two in sales, one clerical, one in accounting, one in purchasing, five in engineering and quality control and three in production. We have enjoyed good labor relations.

None of our employees are represented by a labor union or bound by a collective bargaining agreement. We have never suffered a work stoppage. We believe our future success will depend, in part, on our continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive offices are located at 5 Columbia Somerville, New Jersey. The space consists of approximately 7,000 square feet of which approximately 5,000 square feet is dedicated to manufacturing, production and testing and approximately 2,000 square feet is dedicated to administrative and storage needs. Our current monthly rent expense is $ 4,600. In the opinion of management, the space is adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07

On March 13, 2007, Meyers Associates, L.P. commenced an action against Conolog Corporation, asserting that: (1) Conolog breached a purported contract it had with Meyers pursuant to which it claims Meyers was to act as lead underwriter in connection with a Regulation D securities offering for Conolog, and (2) Conolog misappropriated a purported confidential list of potential investors. Conolog denies the allegations in the complaint and intends to vigorously defend against Meyers’s claims. On May 4, 2007, Conolog served its answer to the complaint and discovery demands. While Conolog believes it has meritorious defenses, at this early stage in the proceedings, it is not possible to predict the outcome.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders at our 2007 annual meeting of stockholders held on May 15, 2007: (1) a proposal to elect the five nominees for director named below for terms of one year each; (2) a proposal to approve the Subscription Agreement between the Company and nine investors; (3) a proposal to approve the granting of shares to directors, officers and employees of the Company and (4) a proposal to ratify the selection of Bagell Josephs Levine & Company, L.L.C. as our independent auditors for the current fiscal year. The number of shares of common stock outstanding and eligible to vote as of the record date of March 3, 2006 was 7,422,847. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

Proposal #1 — To elect the following nominees as our directors for terms of one year each:

	For	Withheld

Robert S. Benou	2,395,015	97,359
Marc R. Benou	2,405,921	86,453
Louis S. Massad	2,360,676	131,698
Edward J. Rielly	2,399,209	93,165
David M. Peison	2,399,184	93,190

Proposal #2 — To approve the execution of the 2007 Subscription Agreement.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

Our Common Stock is traded on the Nasdaq Capital Market, under the symbol CNLG.

	Common Stock

Fiscal Year 2007	High	Low

First Quarter	$2.52	$1.15
Second Quarter	$5.08	$1.26
Third Quarter	$2.88	$2.15
Fourth Quarter	$2.16	$1.68

	Common Stock

Fiscal Year 2006	High	Low

First Quarter	$2.13	$0.92
Second Quarter	$1.16	$0.86
Third Quarter	$1.01	$0.81
Fourth Quarter	$0.90	$0.36

As of July 31, 2007, the Company’s Common Stock was held by approximately 686 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

At a Special Meeting of the shareholders held on August 2, 2006 a proposal to amend the Certificate of Incorporation to give effect to a one-for-six reverse stock split of the common stock of the Company was approved by the stockholders. The reverse split was effected on August 4, 2006.

Pursuant to a Subscription Agreement dated January 19, 2006, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $ 1,250,000 which as a result of the reverse split are convertible into 166,667 (the “Note Shares”) post split shares of (post l-for-6 stock reverse split) common stock at a post split conversion price of $7.50, and warrants to purchase 166,668 shares of (post l-for-6 stock reverse split) common stock at a post split exercise price of $5.7474 per share (the “Conversion Price”). Pursuant to an agreement dated as of September 28, 2006, between the Company and the selling shareholders who were parties to the January 19, 2006 Subscription Agreement (the “Subscribers”), the Company reduced the warrant exercise price of warrants held by the Subscribers to $1.25 so long as such warrants were exercised by October 31, 2006, after which time the warrant exercise price would revert to $5.7474, subject to adjustment as provided in the warrants. Pursuant to an agreement between the Company and First Montauk Securities Corp. (the placement agent in the private placement with the selling shareholders who were parties to the January 19, 2006 Subscription Agreement) the Company reduced the exercise price of warrants issued to First Montauk Securities Corp. and/or its transferees to $1.25. As of January 31, 2007 all of the Subscribers and some of the First Montauk Securities Corp. warrants, amounting to 191,667 warrants were exercised at a conversion price of $1.25 per share. The Company received a Gross amount of $239,584 for these warrants.

As permitted by the January 19, 2006 Subscription Agreement, the Company reduced the Conversion Price to $1.10 per share. Any shares in excess of the Notes Shares will not be registered under the Securities Act of 1933, as amended, and, therefore, may not be offered for sale, pledged or hypothecated in the absence of an effective registration statement or an opinion of counsel reasonably satisfactory to the Company that such registration is not required.

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

On March 12, 2007 we completed a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures with 8 investors. The Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

The Conversion Price of the Convertible Debentures is $2.00 per share. The investors have also received warrants to purchase an aggregate of 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share, exercisable beginning at any time on the sooner of September 8, 2007 or the date the Company’s stockholders approves the issuance of the Company’s common stock issuable on conversion of the Convertible Debentures (if such approval is required by the applicable rules of the Nasdaq) through the fifth anniversary of the issuance. In addition, the selling agent (including certain of its employees and affiliates) was granted a warrant to acquire 282,500 shares of the Company’s common stock. The Company received net proceeds of $2,487,500 The private placement was approved by the Company’s shareholders, as required by applicable Nasdaq rules, on May 15, 2007.

RESULTS OF OPERATIONS

2007 COMPARED to 2006

Product revenue for the fiscal year ended July 31, 2007 totaled $517,705 a decrease of $30,062 from the product revenue reported for the fiscal year ended July 31, 2006 of $547,767. The Company attributes this decrease in revenues to delays in contract awards during the last quarter of the fiscal year. Deliveries on these delayed contracts are expected to begin in early 2008.

Product cost (Material and Direct labor) for the fiscal year ended July 31, 2007 amounted to $378,563 or 73.1% of product revenues. Product cost for the fiscal year ended July 31, 2006 amounted to $282,932 or 51.6% of product revenues. The Company attributes the increase in the current year’s product cost of $95,631 and corresponding decrease in the current year’s Gross Profit of $95,631 (excluding the write down of obsolete inventory) to the increase in costs to build our new PDR-2000 system and the CM-100 Communication system (introduced in February 2007). This higher cost was offset by the continued outsourcing of assemblies and the introduction of assembly standards under ISO-9000.

For fiscal year ended July 31, 2007 the Company, in compliance with its inventory management policy, expensed $1,256,155 of cost relating to obsolete inventory parts. This compares to $245,326 of obsolete inventory parts expensed during the fiscal year July 31, 2006.

Total Operating expenses for fiscal July 31, 2007 were $3,555,760 an increase of $153,476 from $3,402,284 reported for fiscal July 31, 2006. The Company attributes this increase loan acquisition costs.

Other expenses for the fiscal year ended July 31, 2007 included a non-cash expense related to the induced conversion benefit of $2,705,457; a non-cash interest expense related to conversion of debt for $812,147 and the amortization of fees related to the conversion of debt for $363,676.

As a result of the foregoing, the Company reported a net loss applicable to common shares of $8,121,067 or $3.11 per share for fiscal 2007, compared to a net loss applicable to common shares of $3,330,089 or $2.69 per share for fiscal 2006.

2006 COMPARED TO 2005

Product revenue for the fiscal year ended July 31, 2006 totaled $547,767 a decrease of $ 1,455 from the product revenue reported for the fiscal year ended July 31, 2005 of $549,222. The Company attributes this slight decrease in revenues to the continued delay and extended deliveries by the Company’s utility customers due to extensive re-design and testing by these utilities.

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

Total Operating expenses for fiscal July 31, 2006 amounted to $3,402,284, an increase of $78,112 from $3,324,172 reported for fiscal July 31, 2005. The Company attributes this increase in part to Research and development costs of $376,713 on its new CM-100 platform system.

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

As a result of the foregoing, the Company reported a net loss from continuing operations of $3,330,089 or $.45 per share for fiscal 2006, compared to a net loss from continuing operations of $2,987,329 or $ .59 per share for fiscal 2005. Of the $.45 loss per share for July 31, 2006, the write down of inventory accounted for $.04 loss per share

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 31, 2007 was $3,628,738 compared to $3,649,799 at year ended July 31, 2006. This decrease in the working capital is attributable to the reduction of trade accounts payable and accrued expenses.

Accounts receivable have decreased from $183,622 at July 31, 2006 to $64,768 at July 31, 2007. This decrease of $118,854 is the result of decreased sales during the 4th quarter.

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

The Company presents its inventory in three categories, Finished Goods, Work-in-Process and Raw Materials. Finished Goods represents products that have been completed in connection with specific orders and are awaiting shipment. Finished Goods can consist of produces like the PDR-2000, PTR-1500 and 1000, Gen 1, 98 and 68 series. Work-in-Process represents components that have been requisitioned from the warehouse and are being assembled in the assembly areas. Depending on the configurations required by a customer, products are completed and tested within 8 to 10 business days. Raw Materials represent components in their original packaging stored in a secured warehouse area, and may consist, in part, of Face plates, PC boards, Digital screen assemblies, Guide rails, Capacitors, Terminals, Power supplies, Process ships, Chassis and racks, Relays, Keypads and Resistors.

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

The Company, following inventory analysis and repeated annual testing, established a 3-year rule for maintaining inventory, which requires a write-down policy for inventory parts depending on their age. The inventory is tested annually applying its 3-year rule and the Company classifies as current assets only that amount of inventory it expects to realize in the next one-year operating cycles, any balance of the inventory is classified as non-current.

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

ITEM 7 - FINANCIAL STATEMENTS

The financial statements of Conolog Corporation, together with notes and the Independent Auditors Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

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

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the officers and directors of the Company as of October 17, 2007.

Name	Age	Position

Robert S. Benou	73	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Marc R. Benou	39	President, Chief Operating Officer, Secretary and Director

Louis S. Massad	70	Director

Edward J. Rielly	39	Director

David M. Peison	39	Director

Thomas Fogg	70	Officer, Vice President-Engineering

Robert S, Benou

Robert S. Benou has been the Company’s Chairman and Chief Executive Officer since May 1, 2001. He is also the Company’s Chief Financial Officer. From 1968 until May 1, 2001, he served as the Company’s President. Mr. Benou is responsible for material purchasing and inventory control. From June 2001 until August 2005, Mr. Benou served as a director of Henry Bros. Electronics, Inc. (formerly known as Diversified Security Solutions, Inc.), a publicly held company that is a single-source/turn-key provider of technology-based security solutions for medium and large companies and government agencies. Mr. Benou is also served as a member of the Board of Directors of eXegenics Inc. from February 2004 to December 2006. The common stock of eXegenics Inc. is traded on the OTC Bulletin Board. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou.

Marc R, Benou

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

Louis S. Massad

Louis S. Massad has been a Director of the Company since April 1995. Mr. Massad was Chief Financial Officer and a Director of Henry Bros. Electronics, Inc. (formerly known as Diversified Security Solutions, Inc.), from 2000 until August 2003. From 1997 to 2000, Mr. Massad was a consultant to Diversified Security Solutions, Inc. From 1986 to 1997, Mr. Massad was a Vice President, Chief Financial Officer and Director of Computer Power Inc. Mr. Massad holds a BS and MS degree from Cairo University (Egypt) and an MBA from Long Island University, New York.

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

Audit Committee

The Company’s Board of Directors has determined that David M. Peison is the Audit Committee’s Financial Expert and that he is “independent” defined under National Association of Securities Dealers Automated Quotations system.

The Company has a standing Audit Committee, the members of which are, Louis Massad, Edward J. Rielly and David M. Peison.

Changes in Nominating Procedures

None

Section 16(a) Compliance

Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended July 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Form 4’s for David Peison, Edward Rielly and Louis Massad were not timely filed. These Forms have since been filed.

Code of Ethics

The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to and accrued by each executive officer during fiscal 2006.

Annual Compensation					Long-Term Compensation

Name and Principal	Fiscal Year- End 31-July	Salary	Bonus		Restricted Stock Awards (3)		Closing Price of Common Stock on the Date of the Restricted Stock Award	Securities Underlying Option/ SARS	Other Compensation

Robert Benou, Chairman	2007	$337,300	$150,000	(1)	144,000		$0.41	—	$18,000	*
Chief Executive Officer,	2006	$341,625	$140,000		—		$—	—	$18,000	*
Chief Financial Officer and Director	2005	$323,333	$125,000		85,000	*	$3.13	—	$18,000	*

Marc Benou, President	2007	$173,949	$100,000	(2)	140,000		$0.41	—
Chief Operating Officer,	2006	$143,625	$80,000		—		$—	—
Secretary and Director	2005	$111,000	$60,000		80,000		$3.13	—

Thomas Fogg	2007	$40,602	$—		10,000		$0.41	—
Vice-President -	2006	$40,602	$—		—		$—
Engineering	2005	$40,602	$—		20,000		$3.13	—

* Other compensation consisted of a car allowance.

1.	The Company paid Robert Benou’s 2007 bonus by July 31, 2007.

2.	The Company paid Marc Benou’s bonus by July 31, 2007.

3.	On April 19, 2006, our stockholders approved the granting of 450,000 shares of our common stock to our directors, officers and employees. As of July 31, 2007, none of these shares were granted.

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

EMPLOYMENT AGREEMENTS

Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2007 was $357,300 and increases by $20,000 annually on June 1st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2007 was $179,900 and he receives annual increases of $6,000 on June 1st of each year. Mr. Benou is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-KSB. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

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

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership is based on 3,875,542 shares issued and outstanding.

Name and Title	Amount and Nature of Beneficial Ownership	Percent of Class

Robert S. Benou, Chairman, Chief Executive Officer, Chief Financial Officer and Director	329,003	8.49%

Marc R. Benou, President, Chief Operating Officer, Secretary and Director	326,799	8.43%

Thomas Fogg, Vice President - Engineering	0	*

Louis Massad, Director	65,000	1.68%

Edward J. Rielly, Director	65,000	1.68%

David M. Peison, Director	43,333	1.12%

All Officers and Directors as a Group (6 persons)	829,135	21.40%

* Less than 1%.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENENCE

Certain relationships and Related Transactions

None

Board determination of Independence

Messrs. Massad, Rielly and Peison are each “independent” as that term is defined under the National Association of Securities Dealers Automated Quotation system.

ITEM 13 - EXHIBITS

(a) Exhibits.

Index of Exhibits

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation - incorporated by reference to the Registrant’s Exhibit 3.01 to Registration Statement on Form S-l (File No. 2-31302).

3.1.1	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Exhibit 3.02 to the Registrant’s Registration Statement on Form S-l (File No. 2-31302).

3.1.2	Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K for July 1971.

3.1.3

Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant’s name from “Data Sciences Incorporated” to “DSI Systems, Inc.” - incorporated by reference to Exhibit 3.03(a)to the Registrant’s Registration Statement on Form S-l (File No. 2-31302).

3.1.4

Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to Exhibit 3.04 to the Registrant’s Registration Statement on Form S-l (File No. 2-31302).

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

3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1	Specimen Certificate for shares of Common Stock (1)

4.2	Form of common Stock Purchase Warrant, dated January 19, 2006 (2)

4.3	Form of Convertible Note, dated January 19, 2006 (2)

4.4	Form of Common Stock Purchase Warrant, dated March 12, 2007 (3)

4.5	Form of Convertible Note, dated March 12, 2007 (3)

4.6	Form of Broker’s Common Stock Purchase Warrant, dated March 12, 2007 (3)

10.1	Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (4)

10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (4)

10.3	Conolog Corporation 2002 Stock Option Plan (5)

10.4	Subscription Agreement dated as of January 19, 2006, among Conolog Corporation and the subscribers named therein (2)

10.5	Form of Selling Agent Agreement, dated as of January 18, 2006 (2)

10.6	Subscription Agreement dated as of March 12, 2007 (3).

10.7	Form of Selling Agent Agreement, dated as of February 27, 2007 (3)

14.1	Code of Ethics(6)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14a Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

32.1	Section 1350 Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

*	Filed herewith

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-l (File No. 33- 92424).

(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed on January 25, 2006.

(3)	Incorporated by reference to Registrant’s Report on Form 8-K filed on March 14, 2007

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-l (File No. 0- 8174) as filed on September 12, 1997.

(5)	Incorporated by reference to the Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 25, 2003.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the SEC on November 14, 2003.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Bagell, Josephs, Levine & Company LLC was retained by the Company on September 21, 2004 to serve as its principal accountant. Prior to that date, Bagell, Josephs, Levine & Company LLC did not perform any services nor receive any fees from the Company.

Audit Fee

Bagell Josephs Levine & Company LLC billed the Company in the aggregate amount of $40,000 and $30,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the years ended July 31, 2007 and 2006, respectively.

Audit-Related Fees

No fees were billed for the years ended July 31, 2007 and 2006 for assurance and related services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed for the years ended July 31, 2007 and 2006 for tax compliance, tax advice, or tax planning services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed to the company by Bagell, Joseph, Levine & Company LLC for the years ended July 31, 2007 and 2006 for services not described above.

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

Conolog Corporation

	By:	/s/ Robert S. Benou

October 29, 2007	Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 29, 2007	/s/Robert S. Benou

Chairman, Chief Executive Officer and Chief Financial Officer

October 29, 2007	/s/Marc R. Benou

President, Chief Operating Officer, Secretary and Director

October 29, 2007	/s/Louis S. Massad

Director

October 29, 2007	/s/Edward J. Rielly

Director

October 29, 2007	/s/David M. Peison

Director

Conolog Corporation and Subsidiaries

Consolidated Financial Statements

July 31, 2007 and 2006

Annual Report on Form 10-KSB

Item 8, Item 14 (a)(1) and (2)

Consolidated Financial Statements

July 31, 2007 and 2006

Conolog Corporation and Subsidiaries

Somerville, New Jersey

Form 10-KSB - Item 14 (a) (1) and (2)
Index to the Consolidated Financial Statements
Conolog Corporation and Subsidiaries
July 31, 2007 and 2006

Page

The following consolidated financial statements of the registrant are included in Item 14:

Report Of Independent Registered Public Accounting Firm	F-l

Consolidated Balance Sheets as of July 31, 2007 and 2006	F-2 - F-3

Consolidated Statement of Operations for the years ended July 31, 2007 and 2006	F-4

Consolidated Statement of Stockholders’ Equity for the years ended July 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended July 31, 2007 and 2006	F-6 - F-7

Notes to Consolidated Financial Statements	F-8- F-20

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conolog Corporation
Somerville, New Jersey

          We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiaries (the “Company”) as of July 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conolog Corporation and its Subsidiaries as of July 31, 2007 and 2006, and the results of its operations, changes in stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

OCTOBER 8, 2007

CONOLOG CORPORATION AND SUBSIDIAARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2007 AND 2006

	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$687,011	$238,137
Certificate of deposit	2,037,330	2,622,812
Accounts receivable - net of allowance	64,768	183,622
Prepaid expenses	2,320	26,376
Accounts receivable - other	—	4,377
Current portion of note receivable	14,864	14,864
Inventory	538,854	600,000
Other current assets	445,136	146,364

Total Current Assets	3,790,283	3,836,552

Property, plant and equipment:
Machinery and equipment	1,357,053	1,341,961
Furniture and fixtures	429,765	423,342
Automobiles	34,097	34,097
Computer software	209,380	147,203
Leasehold improvements	30,265	30,265

Total property, plant and equipment	2,060,560	1,976,868
Less: accumulated depreciation	(1,927,725)	(1,906,895)

Net Property, Plant and Equipment	132,835	69,973

Other Assets:
Inventory, net of current portion	—	1,123,681
Deferred financing fees, net of amortization	799,770	153,313
Note receivable, net of current portion	94,140	110,243

Total Other Assets	893,910	1,387,237

TOTAL ASSETS	$4,817,028	$5,293,762

The accompanying notes are an integral part of the consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2007 AND 2006

	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$134,112	$125,843
Accrued expenses	27,433	60,910

Total Current Liabilities	161,545	186,753

Non-Current Liabilities:
Convertible Debenture - net of discount	1,226,605	858,420

Total Liabilities	1,388,150	1,045,173

Stockholders’ Equity
Preferred stock, par value $.50; Series A; 4% cumulative; 162,000 shares authorized; 155,000 shares issued and outstanding at July 31, 2007 and 2006, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 2,000,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2007 and 2006, respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 3,875,542 and 1,246,261 shares issued and outstanding at July 31, 2007 and 2006 respectively including 220 shares held in treasury.	38,756	12,462
Contributed capital	44,736,087	36,015,971
Accumulated deficit	(39,852,328)	(31,726,207)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(1,319,400)	—
Prepaid consulting	(120,600)	—

Total Stockholders’ Equity	3,428,878	4,248,589

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,817,028	$5,293,762

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	2007	2006

OPERATING REVENUES
Product revenue	$517,705	$547,767

COST OF PRODUCT REVENUES
Materials used for current years’ production	378,563	282,932
Write down of obsolete inventory parts	1,256,155	245,326

Total Cost of Product Revenues	1,634,718	528,258

GROSS PROFIT (LOSS)	(1,117,013)	19,509

OPERATING EXPENSES
General and administrative costs	2,778,507	2,159,037
Professional fees	252,850	552,434
Selling and trade shows	151,680	314,100
Research and development	372,723	376,713

Total Operating Expenses	3,555,760	3,402,284

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,672,773)	(3,382,775)

OTHER INCOME (EXPENSE)
Induced conversion cost	(2,705,457)	—
Interest income	141,390	135,841
Interest expense	—	(83,680)
Amortization of deferred loan discount	(812,147)	—
Amortization of deferred loan cost	(363,676)	—
Other Income	—	525

Total Other Income (Expense)	(3,739,890)	52,686

LOSS FROM OPERATIONS BEFORE INCOME TAX BENEFIT	(8,412,663)	(3,330,089)
Benefit from income taxes	291,596	—

NET LOSS	$(8,121,067)	$(3,330,089)
Preferred stock dividends	(4,180)	(4,180)
NET LOSS APPLICABLE TO COMMON SHARES	$(8,125,247)	$(3,334,269)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(3.11)	$(2.69)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,614,042	1,237,637

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	Series A		Series B					Contributed					Total
	Preferred Stock		Preferred Stock		Common Stock		Contributed	Capital-	Accumulated	Treasury	Deferred	Prepaid	Stockholders’

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	(Deficit)	Stock	Compensation	Consulting	Equity

Balance at July 31, 2005	155,000	$77,500	1,197	$597	7,417,847	$74,172	$31,568,128	$3,857,593	$(28,391,938)	$(131,734)	$(547,750)	$(39,053)	$6,467,515

Original Discount on Convertible Debenture	—	—	—	—	—	—	482,710	—	—	—	—	—	482,710

Shares issued for services to be provided	—	—	—	—	50,000	500	41,150	—	—	—	—	—	41,650
Amortization of consultant services	—	—	—	—	—	—	—	—	—	—	—	39,053	39,053
Amortization officers, directors and employee compensation	—	—	—	—	—	—	—	—	—	—	547,750	—	547,750
Exchange lots / escheatment	—	—	—	—	(26,494)	(258)	258	—	—	—	—	—	—
Net loss for the Year	—	—	—	—	—	—	—	—	(3,330,089)	—	—	—	(3,330,089)
Dividends	—	—	—	—	—	—	4,180	—	(4,180)	—	—	—	—
Retroactive common stock reverseal					(6,195,092)	(61,952)	61,952

Balance at July 31, 2006	155,000	$77,500	1,197	$597	1,246,261	$12,462	$32,158,378	$3,857,593	$(31,726,207)	$(131,734)	$—	$—	$4,248,589

Conversion of common stock warrants					191,667	1,917	237,667						239,584
Conversion of convertible debenture					1,136,364	11,364	1,238,637						1,250,001
Shares issued for services provided					52,000	520	93,080					(93,600)	—
Shares issued for services to be provided					66,250	663	77,588					(27,000)	51,251
Induced conversion cost							2,705,457						2,705,457
Value of warrants assigned to Convertible Debenture							2,691,595						2,691,595
Common shares issued to officers, directors and employees for fiscal 2006					450,000	4,500	180,000				(184,500)		—
Common shares issued to officers, directors and employees for fiscal 2007					733,000	7,330	1,312,070				(1,319,400)		—
Disgorgement							184,022						184,022
Amortization officers, directors and employee compensation											184,500		184,500
Exchange lots / escheatment									(872)				(872)
Net loss for the Year									(8,121,067)				(8,121,069)
Dividends									(4,180)				(4,180)

Balance at July 31, 2007	155,000	$77,500	1,197	$597	3,875,542	$38,756	$40,878,494	$3,857,593	$(39,852,326)	$(131,734)	$(1,319,400)	$(120,600)	$3,428,878

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,121,067)	$(3,330,089)
Adjustments to reconcile net loss to net cash (used in) continuing operations:
Depreciation	20,831	38,490
Amortization of deferred compensation	184,500	547,750
Amortization of prepaid consulting expense	51,251	39,053
Induced conversion cost	2,705,457	—
Shares issued for services	—	41,650
Amortization of discount on debenture	812,147	91,130
Amortization of deferred financing fees	363,676	21,902
Write down of obsolete inventroy	1,256,155	245,326

Changes in assets and liabilities
(Increase) decrease in accounts receivable	118,854	(94,428)
(Increase) decrease in accounts receivable - other	4,377	(4,377)
(Increase) decreasse in prepaid expenses	24,056	(2,621)
(Increase) in inventories	(71,329)	(98,795)
(Increase) decrease in other current assets	(298,772)	106,235
Increase in accounts payable	3,220	79,193
(Decrease) in accrued expenses and other liabilities	(33,479)	(362,734)

Net cash used in continuing operations	(2,980,123)	(2,682,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(2,445,877)	(2,622,812)
Redemption of certificate of deposit	3,031,359	2,534,417
Purchase of equipment and leasehold improvements	(83,693)	(17,457)

Net cash provided by (used in) investing activities	501,789	(105,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debenture	2,487,500	1,250,000
Proceeds from disgorgement	184,022	—
Increase in deferred loan closing costs	—	(175,215)
Proceeds from issuance of stock and warrants	239,584	—
Proceeds from note receivable	16,102	14,864

Net cash provided by financing activities	2,927,208	1,089,649

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

Continued-

			•
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	448,874	(1,698,518)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	238,137	1,936,655

CASH AND CASH EQUIVALENTS - END OF YEAR	$687,011	$238,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$27,740

Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Warrants assigned to convertible debentures	$2,691,595	$—

Debt converted to equity	$1,250,000	$—

Common stock issued for services to be provided	$120,600	$41,650

Common stock issued for services	$51,250

Common stock issued for deferred compensation	$1,319,400	$—

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

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

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of twelve months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits.

Certificates of Deposits

At July 31, 2007 and 2006, the Company had two, one six month and one nine month, certificates of deposit totaling $2,037,330 and $2,622,812, with interest at a rate of 5.3% and 4.18% and maturing September 2007 and December 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Depreciation was $20,831 and $38,490 for the years ended July 31, 2007 and 2006, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $372,723 and $376,713 for the years ended July 31, 2007 and 2006 respectively.

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

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $42,978 and $87,380 for the years ended July 31, 2007 and 2006, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $14,891 and $23,416 for the years ended July 31, 2007 and 2006, respectively.

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

Loss Per Share of Common Stock

Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earnings per share available to common shareholders. The number of weighted average shares used in the computations were 2,614,042 and 1,237,637 for 2007 and 2006 respectively. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2007 and 2006 would be anti-dilutive.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The effect of assuming the exercise of outstanding warrants at July 31, 2007 would be anti-dilutive. The following transactions occurred after July 31, 2007, which, had they taken place during fiscal 2007, would have changed the number of shares used in the computations of earnings per share: (1) $285,563 in debentures were converted into 203,973 common stock shares;

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31, 2007	July 31, 2006

Net Loss	$(8,121,067)	$(3,330,089)

Weighted-average common shares outstanding (Basic)	2,614,042	1,237,637
Weighted-average common stock equivalents:
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding (Diluted)	2,614,042	1,237,637

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment to FASB Statement No. 133 and 140”. The Company does not expect SFAS 155 to have a material impact on its results or financial statements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”, requiring an entity to recognize a servicing asset or liability. The Company believes this SFAS is not applicable to current operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have a material impact on its results or financial statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements”. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SAB 108 to have a material impact on its results or financial statements

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, employers’ Accounting for Defined Benefit Pension and other Postretirement Plans. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Company does not expect FAS 158 to have a material impact on its results or financial statements

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 3-	INVENTORY

Inventory consisted of the following as of July 31,

	2007	2006

Finished Goods	$205,638	$207,932
Work-in-process	22,350	1,710
Raw materials	310,866	1,514,039

	$538,854	$1,723,681

NOTE 4-	RENTAL COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $55,680 and $55,680 during the years ended July 31, 2007 and 2006, respectively. The Company currently leases its facilities on a month-to-month basis.

NOTE 5-	DEFERRED FINANCING FEES

The Company has deferred financing fees of $ 799,770 and $153,313 for July 31, 2007 and 2006, respectively. These deferred financing fees will be amortized over the life of the loans. Amortization expense for these fees for the years ended July 31, 2007 and 2006 were $363,676 and $21,902 respectively.

NOTE 6-	DEFERRED COMPENSATION

Pursuant to the Corporation 2007 Stock Incentive Plan, 733,000 common shares of Company stock were issued to current Officers, Directors and Employees. These shares were recorded at a value of $1,319,400 and will be expensed during the July 31, 2008 fiscal year.

NOTE 7-	NOTE RECEIVABLE

The Company entered into an Agreement to Rescind Asset Purchase Agreement, dated October 22, 2002. This Agreement requires the repayment of $148,640, consisting of principal and interest accrued to July 31, 2004. Payments of $6,607 (principal of $1,239 and interest at 5% of $368) begin December 30, 2004 and will continue monthly until the full balance is repaid.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 8-	INCOME TAXES

The income tax (benefit) is comprised of the following:

	July 31,
	2007	2006

Current Income Taxes	$—	$—
Federal	—	—
State	(291,596)	—

	$(291,596)	$—

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2005, the Company entered into an agreement under which it sold a portion of its NOL carryover. The total proceeds of this transaction are recorded as a benefit in the accompanying financial statements. The remaining unsold portion of this NOL amounting to $445,136 ($219,190 for tax year July 31, 2006 and $225,946 for tax year July 31, 2005) is recorded on the balance sheet as Other Current Assets.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses.

The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards. The Company has established a valuation allowance at the full value of the deferred tax asset.

At July 31, 2007 and 2006, the Company has net operating loss carryforwards for federal and state income tax (Book) purposes of approximately $47,000,000 and $39,000,000 respectively, which is available to offset future Federal and State taxable income through 2027.

There was no provision for income taxes for the year ended July 31, 2007 and July 31, 2006.

	2007	2006

Deferred
tax asset	$12,181,093	$10,107,718

Less:
Valuation
allowance	$(12,181,093)	$(10,107,718)

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 9-	PROFIT SHARING PLAN

The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2007 and 2006.

The Plan also provides an employee savings provision (401(k) plan whereby eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For tax year 2007 this maximum allowable deferred contribution was $15,000 ($20,000 for employee over age 59 ½).The Company made matching contributions to the plan of $183,549 and $163,407 for the fiscal years ended July 31, 2007 and 2006 respectively.

NOTE 10-	STOCKHOLDERS’ EQUITY

The Series A Preferred Stock provides 4% cumulative dividends, which were $117,683 ($0.76 per share) in arrears at July 31, 2007. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $48,000 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $38,856 ($32.46 per share) in arrears at July 31, 2007. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock.

On January 19, 2006, pursuant to a Subscription Agreement, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $ 1,250,000 which are convertible into 1,000,000 shares of common stock at a conversion price of $1.25 per share, and warrants to purchase 1,000,000 shares of common stock at a price of $0.9579 per share. The Warrants are exercisable as of April 19, 2006 and terminate on the fifth year anniversary date. Interest payable on these notes accrues at a rate of 5% per annum. The convertible notes and warrants have been recorded in compliance with APB- 14.

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

Pursuant to a Subscription Agreement dated January 19, 2006, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $1,250,000 which as a result of the reverse split are convertible into 166,667 (the “Note Shares”) post split shares of (post 1-for-6 stock reverse split) common stock at a post split conversion price of $7.50, and warrants to purchase 166,668 shares of (post l-for-6 stock reverse split) common stock at a post split exercise price of $5.7474 per share (the “Conversion Price”). Pursuant to an agreement dated as of September 28, 2006, between the Company and the selling shareholders who were parties to the January 19, 2006 Subscription Agreement (the “Subscribers”), the Company reduced the warrant exercise price of warrants held by the Subscribers to $1.25 so long as such warrants were exercised by October 31, 2006, after which time the warrant exercise price would revert to $5.7474, subject to adjustment as provided in the warrants. Pursuant to an agreement between the Company and First Montauk Securities Corp. (the placement agent in the private placement with the

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

selling shareholders who were parties to the January 19, 2006 Subscription Agreement) the Company reduced the exercise price of warrants issued to First Montauk Securities Corp. and/or its transferees to $1.25. As of January 31, 2007 all of the Subscribers and some of the First Montauk Securities Corp. warrants, amounting to 191,667 warrants were exercised at a conversion price of $1.25 per share. The Company received a Gross amount of $239,584 for these warrants.

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

The Conversion Price of the Convertible Debentures is $2.00 per share. The investors have also received warrants to purchase an aggregate of 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share, exercisable beginning at any time on the sooner of September 8, 2007 or the date the Company’s stockholders approves the issuance of the Company’s common stock issuable on conversion of the Convertible Debentures (if such approval is required by the applicable rules of the Nasdaq) through the fifth anniversary of the issuance. In addition, the selling agent (including certain of its employees and affiliates) was granted a warrant to acquire 282,500 shares of the Company’s common stock. The Company received net proceeds of $2,487,500

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

A summary of the Company’s warrant activity is as follows:

		Year Ended July 31, 2007

	Number of Warrants	Post 1 Í 6 Reverse split	Weighted average Exercise Price

Balance at July 31, 2004	470,000		$1.69
Exercised September 2004	(270,000)		$1.59

	200,000	33,333	$10.14
Issued February 2005	958,549		$1.25
Exercised February 2005	(200,000)		$1.84

	758,549	126,425	$7.50
Issued July 2005	1,440,000	240,000	$10.14
Issued January 2006	1,200,000		$0.96
Exercised February 2007	(1,191,667)	8,333	$1.25
Issued March 2007	—	1,695,000	$2.88

Balance July 31, 2007		2,103,091	$4.09

NOTE 11-	CONVERTIBLE DEBENTURES

On March 12, 2007 a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures was placed with 8 investors. The Convertible Debentures, subject to stockholder approval as required by any applicable Nasdaq rules, the Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

The Conversion Price of the Convertible Debentures is $2.00 per share. The investors have also received warrants to purchase an aggregate of 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share, exercisable beginning at any time on the sooner of September 8, 2007 or the date the Company’s stockholders approves the issuance of the Company’s common stock issuable on conversion of the Convertible Debentures (if such approval is required by the applicable rules of the Nasdaq) through the fifth anniversary of the issuance. In addition, the selling agent (including certain of its employees and affiliates) was granted a warrant to acquire 282,500 shares of the Company’s common stock. The Company received net proceeds of $2,487,500

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 12-	MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Year Ended	Sales to Major Customers	Number of Customers	Percentage of Total

2007	$229,512	2	44.3%
2006	$158,437	2	29.6%

NOTE 13-	STOCK OPTION PLAN

2002 Stock Option Plan

On April 23, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (“the 2002 Plan”). Under the 2002 Plan, the Company may grant up to 190,000 shares of common stock as either incentive stock options under Section 422A of the Internal Revenue Code or nonqualified stock options. Subject to the terms of the 2002 Plan, options may be granted to eligible persons at any time and under such terms and conditions as determined by the 2002 Stock Option Committee (“the Committee”). Unless otherwise determined by the Committee, each stock option shall terminate no later than ten years (or such shorter time as may be fixed by the Committee) after the date in which it was granted. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of common stock as determined on the date of the grant. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

As of July 31, 2006, there had been no shares granted under the 2002 Plan.

NOTE 14-	SECURITIES ISSUED FOR SERVICES

During fiscal year July 31, 2007, the Company issued 118,250 shares of common stock to various consultants for services. Of these, 66,250 shares issued were for services that extend into the future and were amortized against invoices billed by the consultants for actual services rendered in fiscal year 2008. The remaining were expensed at the fair value of consideration received during fiscal year 2006.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

NOTE 15-	CONTINGENCIES

On March 13, 2007, Meyers Associates, L.P. commenced an action against Conolog Corporation, asserting that: (1) Conolog breached a purported contract it had with Meyers pursuant to which it claims Meyers was to act as lead underwriter in connection with a Regulation D securities offering for Conolog, and (2) Conolog misappropriated a purported confidential list of potential investors. Conolog denies the allegations in the complaint and intends to vigorously defend against Meyers’s claims. On May 4, 2007, Conolog served its answer to the complaint and discovery demands. While Conolog believes it has meritorious defenses, at this early stage in the proceedings, it is not possible to predict the outcome or determine an amount of liability, if any.

NOTE 16-	SUBSEQUENT EVENTS

On September 7, 2007, The Company has reduced the exercise price of the warrants issued in connection with the Subscription Agreement, dated March 12, 2007 (the “Subscription Agreement”), from $2.88 per share to $1.40 per share. As a result of the reduction of the warrant exercise price, pursuant to Section 12 (b) of the Subscription Agreement, the conversion price of the Convertible Notes issued in connection with the Subscription Agreement is now $1.40 per share. Any shares in excess of the shares that already have been registered for sale on conversion of the Notes will not be registered under the Securities Act of 1933, as amended, and, therefore, may not be offered for sale, pledged or hypothecated in the absence of an effective registration statement or an opinion of counsel reasonably satisfactory to the Company that such registration is not required.

As a result of the above reductions in exercise and conversion prices, as of October 15, 2007 investors have converted $1,246,171 of debt for 890,123 common stock shares.

On October 25, 2007, The company entered into a subscription agreement with a number of investors for the private placement of up to 953,000 shares of common stock and warrants to purchase common stock. The gross receipts from this private placement of the shares and warrants were expected to be approximately $1,334,200 and net proceeds of approximately $1,160,000 after deducting expected closing costs.