Form 10QSB
period 2007-10-31
CONOLOG CORP
filed 2007-12-17
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2007

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court. YES ______ NO _______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at December 8,
2007
Class	(Inclusive of Treasury Stock)

Common Stock, $0.01 par	5,718,664
value

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of October 31, 2007 (Unaudited) and July 31, 2007 (Audited)

Condensed Consolidated Statement of Operations for the three months ended October 31, 2007 and 2006
(Unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2007 and 2006
(Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Item 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS	October 31, 2007	July 31, 2007
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,164,345	$687,011
Certificate of Deposit	1,024,417	2,037,330
Accounts receivable - net of allowance	81,512	64,768
Prepaid expenses	32,896	2,320
Accounts receivable - other	-	-
Current portion of note receivable	14,864	14,864
Inventory	450,165	538,854
Other current assets	445,136	445,136

Total Current Assets	3,213,335	3,790,283

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	209,380	209,380
Leasehold improvements	30,265	30,265
Total property and equipment	2,060,560	2,060,560
Less: accumulated depreciation	(1,933,725)	(1,927,725)
Net Property and Equipment	126,835	132,835

Other Assets:
Deferred financing fees, net of amortization	673,585	799,770
Note receivable, net of current portion	91,663	94,140

Total Other Assets	765,248	893,910

TOTAL ASSETS	$4,105,418	$4,817,028

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

LIABILITIES & STOCKHOLDERS' EQUITY	October 31, 2007	July 31, 2007
	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable	$90,526	$134,112
Accrued expenses	-	27,433
Total Current Liabilities	90,526	161,545

Non-Current Liabilities:

Convertible Debenture - net of discount	894,446	1,226,605
Total Liabilities	984,972	1,388,150

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative;
162,000 shares authorized; 155,000 shares issued and
outstanding at October 31, 2007 and July 31, 2007 , respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
2,000,000 shares authorized; 1,197 shares issued and outstanding
at October 31, 2007 and July 31, 2007 , respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
4,765,664 and 3,875,542 shares issued and outstanding at
October 31, 2007 and July 31, 2007 respectively including 220 shares
held in treasury.	47,656	38,756
Contributed capital	46,917,720	44,736,087
Accumulated deficit	(42,711,293)	(39,852,328)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(989,550)	(1,319,400)
Prepaid consulting	(90,450)	(120,600.00)

Total Stockholders’ Equity	3,120,446	3,428,878

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,105,418	$4,817,028

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended Octrober 31,
	2007	2006
OPERATING REVENUES
Product revenue	$184,553	$127,661

Cost of product revenue
Materials and Labor used in production	103,149	65,488
Write down of obsolete inventory parts	100,000	76,802
Total Cost of product revenue	203,149	142,290

Gross Loss	(18,596)	(14,629)

Selling, general and administrative expenses	872,387	708,189

Loss Before Other Income (Expense)	(890,983)	(722,818)

OTHER INCOME (EXPENSE)
Interest expense	(38)	(27,970)
Interest income	16,614	40,175
Induced conversion cost	(944,362)	-
Write off of discount on converted debt	(705,088)	-
Amortization of deferred loan discount	(208,923)	-
Amortization of deferred loan cost	(126,185)	-

Total Other Income (Expense)	(1,967,982)	12,205

NET LOSS APPLICABLE TO COMMON SHARES	$(2,858,965)	$(710,613)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.68)	$(0.41)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,222,594	1,752,928

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended October 31, 2007 and 2006
(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,858,965)	$(710,613)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	6,000	10,000
Amortization of deferred compensation	329,850	46,125

Amortization of prepaid consulting expense	30,150	-

Write off of discount on converted debt	705,088	10,951

Induced conversion cost	944,362	-

Amortization of discount on debenture	208,923	27,970

Write down of obsolete inventory	100,000	76,802.00
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(16,744)	85,520

(Increase) in accounts receivable - other	-	(23,050)

(Increase) decrease in prepaid expenses	(30,576)	21,139
(Increase) in inventories	(11,310)	(110,715)

Deferred loan closings costs	126,185	-
Increase (decrease) in accounts payable	(43,586)	13,481
Decrease in accrued expenses and other liabilities	(27,433)	(60,017)
Net cash used in operations	(538,056)	(612,407)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock and warrants	-	208,335

Proceeds from note receivable	2,477	4,955
Net cash provided by financing activities	2,477	213,290
NET DECREASE IN CASH AND CASH EQUIVALENTS	(535,579)	(399,117)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,699,924	2,860,949

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,164,345	$2,461,832
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:

Interest expense	$38	$27,970
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,246,171	$-
Common stock issued for deferred compensation	$-	$184,500

The accompanying notes are an integral part of the condensed consolidated financial statements

Note 1 – Unaudited Financial Statements

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2007. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the condensed consolidated financial statements of the Company as of October 31, 2007. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the three months ended October 31, 2007 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2008

Note 2 – Conversion of Debt

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

On September 7, 2007, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $2.00 to $1.40. Resulting in the reduction in Notes payable of $ 1,246,171.

Note 3 –Subsequent Event

On November 2, 2007 the Company issued and sold in a private placement (the “Private Placement”), an aggregate of 953,000 shares of common stock (the “Common Shares”) at a purchase price of $1.40 per share, and warrants to purchase 476,500 shares of the Company’s common stock, which are exercisable for a period of a period commencing six months from November 2, 2007 to five years from November 2, 2007, at an exercise price of $1.66 per share (the “Subscriber Warrants”). From the sale of the Common Shares, the Company received net proceeds of $1,163,268 after deducting our attorneys' fees, printing fees and other miscellaneous fees related to the Private Placement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007

     Product revenues for the three months ended October 31, 2007 totaled $184,553 representing a net increase of 44.5% from the $127,661 reported for the same three-month period last year. The Company attributes this to increased order releases from utilities.

     Product Cost (Material and Direct Labor) for the three months ended October 31, 2007 totaled $103,149 or 56% of revenue.

     For the quarter ended October 31, 2007 the Company, in accordance with its inventory management policy, expensed $100,000 of cost relating to inventory parts which had become obsolete.

     Gross (loss) for products for the three months ended October 31, 2007 amounted to ($18,596), a direct result of the inventory write-down.

     Selling, general and administrative expenses for the three months ended October 31, 2007 was $872,387 which included the expensing of capitalized research and development costs and an increase in marketing cost to introduce the new series of CM-100 platform.

     Other expenses for the three-month period included a non-cash expense related to the induced conversion cost of $944,362; and non-cash charges of $705,088 for deferred debenture discount, $208,923 for amortization of deferred debenture discount and $126,185 for amortization of deferred debenture costs.

     As a result of the foregoing, the Company reported a net loss from operations of ($2,858,965) or ($.68) per share compared to a loss of ($710,613) or ($0.41) per share for the three months ended October 31, 2007 and 2006, respectively.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories from the Company’s product segment decreased from $538,854 at July 31, 2007 to $450,165 for the three months ended October 31, 2007, a net decrease of $88,689, which is attributed to the Company’s inventory obsolescence management policy.

     Accounts Receivable-trade increased to $81,512 for the three months ended October 31, 2007 from $64,768 as of July 31, 2007. This increase is attributed to sales orders shipped during the quarter.

     The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

     There were no material changes in the nature of the operations of the Registrant during the three months ended October 31, 2007. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2007.

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

PART II - OTHER INFORMATION

1. Legal Proceedings – Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07

      On December 3, 2007 Conolog filed a Memorandum of Law In Support of Conolog’s Motion To Dismiss, Or, in the Alternative, for Summary Judgment.

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

CONOLOG CORPORATION

Date: December 14, 2007	By /s/ Robert S. Benou
Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer