Form 10QSB
period 2008-01-31
CONOLOG CORP
filed 2008-03-14
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2008

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

Shares Outstanding at March 3, 2008
Class	(Inclusive of Treasury Stock)

Common Stock, $0.01 par	5,718,664
value

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of January 31, 2008 (Unaudited) and July 31, 2007 (Audited)

Condensed Consolidated Statement of Operations for the three and six months ended January 31, 2008 and 2007
(Unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2008 and 2007
(Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS	January 31, 2008	July 31, 2007
	(Unaudited)	(Audited)
Current Assets:
Cash and Cash equivalents	$518,014	$687,011
Certificate of deposit	2,210,696	2,037,330
Accounts receivable - net of allowance	143,430	64,768
Prepaid expenses	65,918	2,320
Current portion of note receivable	14,864	14,864
Inventory	521,090	538,854
Other current assets	445,136	445,136

Total Current Assets	3,919,148	3,790,283

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	209,380	209,380
Leasehold improvements	30,265	30,265
Total property and equipment	2,060,560	2,060,560
Less: accumulated depreciation	(1,939,725)	(1,927,725)
Net Property and Equipment	120,835	132,835

Other Assets:
Deferred financing fees, net of amortization	547,400	799,770
Note receivable, net of current portion	86,708	94,140

Total Other Assets	634,108	893,910

TOTAL ASSETS	$4,674,091	$4,817,028

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	January 31, 2008	July 31, 2007
	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable	$121,507	$134,112
Accrued expenses	20,580	27,433
Total Current Liabilities	142,087	161,545

Non-Current Liabilities:
Convertible Debenture - net of discount	1,035,461	1,226,605
Total Liabilities	1,177,548	1,388,150

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative;
162,000 shares authorized; 155,000 shares issued and
outstanding at January 31, 2008 and July 31, 2007, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
2,000,000 shares authorized; 1,197 shares issued and outstanding
at January 31, 2008 and July 31, 2007, respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
5,718,664 and 3,875,542 shares issued and outstanding at
January 31, 2008 and July 31, 2007 respectively including 220 shares
held in treasury.	57,187	38,756
Contributed capital	48,242,389	44,736,087
Accumulated deficit	(44,029,396)	(39,852,328)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(659,700)	(1,319,400)
Prepaid consulting	(60,300)	(120,600)

Total Stockholders’ Equity	3,496,543	3,428,878

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,674,091	$4,817,028

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,
	2008	2007	2008	2007
OPERATING REVENUES
Product revenue	$338,174	$144,663	$522,727	$272,324
Cost of product revenue
Materials and Labor used in production	93,453	72,320	196,602	137,808
Write down of obsolete inventory parts	-	400,000	100,000	476,802
Total Cost of product revenue	93,453	472,320	296,602	614,610
Gross Profit (Loss) from Operations	244,721	(327,657)	226,125	(342,286)
Selling, general and administrative expenses
General and adminitsrative	403,048	171,397	725,857	579,829
Stock compensation	449,180	46,125	779,030	92,250
Stock compliance	132,810	157,590	166,792	218,758
Research and development	33,172	56,750	77,262	85,000
Professional fees	157,065	86,872	224,119	166,166
Marketing and trade shows	141,329	91,767	215,930	144,903
Total Selling, general and admintrative expenses	1,316,604	610,501	2,188,990	1,286,906
Loss Before Other Income (Expenses)	(1,071,883)	(938,158)	(1,962,865)	(1,629,192)
OTHER INCOME (EXPENSES)
Interest expense	(11,313)	-	(11,351)	-
Interest income	32,293	19,280	48,907	59,455
Induced conversion cost	-	(2,705,457)	(944,362)	(2,705,457)
Write off of discount on converted debt	-	-	(705,088)	-
Amortization of deferred loan discount	(141,016)	(363,610)	(349,939)	(391,580)
Amortization of deferred loan cost	(126,185)	(142,363)	(252,370)	(174,147)
Total Other Income (Expense)	(246,221)	(3,192,150)	(2,214,203)	(3,211,729)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,318,104)	(4,130,308)	(4,177,068)	(4,840,921)
Provision for income taxes	-	-	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(1,318,104)	$(4,130,308)	$(4,177,068)	$(4,840,921)
NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.23)	$(2.00)	$(0.84)	$(2.54)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,708,305	2,064,414	4,965,450	1,907,892

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended January 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,177,068)	$(4,840,921)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	12,000	20,000
Amortization of deferred compensation	659,700	92,250
Amortization of prepaid consulting expense	60,300	51,250
Write off of discount on converted debt	705,088	-
Induced conversion cost	944,362	2,705,457
Amortization of discount on debenture	349,939	391,580
Write down of obsolete inventory	100,000	476,802
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(78,662)	163,456
(Increase) in accounts receivable - other	-	(8,553)
(Increase) decrease in prepaid expenses	(63,598)	24,056
(Increase) in inventories	(82,236)	(103,227)
Deferred loan closings costs	252,370	153,313
(Decrease) in accounts payable	(12,605)	(40,821)
(Decrease) in accrued expenses and other liabilities	(6,853)	(37,530)
Net cash used in operations	(1,337,263)	(952,888)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(2,210,696)	-
Redemption of certificates of deposit	2,037,330	-
Deferred research and development	-	(184,278)
Purchase of equipment and leasehold improvements	-	(10,638)
Net cash used in investing activities	(173,366)	(194,916)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock and warrants	1,334,200	239,584
Proceeds from note receivable	7,432	7,063
Net cash provided by financing activities	1,341,632	246,647
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,997)	(901,157)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	687,011	2,860,949
CASH AND CASH EQUIVALENTS - END OF PERIOD	$518,014	$1,959,792
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$11,351	$-
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,246,171	$1,250,000
Common stock issued for deferred compensation	$1,319,400	$184,500
Common stock issued for services provided	$-	$51,250

The accompanying notes are an integral part of the condensed consolidated financial statements

Note 1 – Unaudited Financial Statements

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2007. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the condensed consolidated financial statements of the Company as of July 31, 2007. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the six months ended January 31, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2008

Note 2 – Conversion of Debt

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

On December 26, 2007, the Company’s Board of Directors voted unanimously to further adjust the original conversion price of their outstanding debentures from $1.40 to $1.05. There has been no reduction in Notes payable as of this filing.

Note 3 – Private Equity Placement

On November 2, 2007, the Company issued and sold in a private placement (the “Private Placement”), an aggregate of 953,000 shares of common stock (the “Common Shares”) at a purchase price of $1.40 per share, and warrants to purchase 476,500 shares of the Company’s common stock, which are exercisable for a period commencing six months from November 2, 2007 for five years to November 2, 2012, at an exercise price of $1.66 per share (the “Subscriber Warrants”). From the sale of the Common Shares, the Company received net proceeds of $1,163,268 after deducting attorneys' fees, printing fees and other miscellaneous fees related to the Private Placement.

Note 4 – Reclassification

Certain reclassifications have been made to the January 31, 2007 condensed consolidated financial statements to conform to the 2008 presentation. These changes had no effect on net loss for the three and six month period ended January 31, 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2008

     Product revenues for the six months ended January 31, 2008 totaled $522,727 representing a net increase of 92% from the $272,324 reported for the same six-month period last year. The Company attributes this to increased order releases from utilities. For the three months ended January 31, 2008 product revenues totaled $338,174 representing an increase of 134% over the same three month period last year.

     Product Cost (Material and Direct Labor) for the three and six months ended January 31, 2008 totaled $93,453 and $196,602 respectively.

     For the six months ended January 31, 2008 the Company, in accordance with its inventory management policy, has expensed $100,000 of cost relating to inventory parts which had become obsolete.

     Gross Profit for the three and six months ended January 31, 2008 amounted to $244,721 and $226,125, respectively, a direct result of the increase in sales deliveries.

     Selling, general and administrative expenses for the three and six months ended January 31, 2008 amounted to $1,316,604 and $2,188,990, respectively. Included in these expenses were non-operating expenses for Stock Compensation of $779,030; Stock compliance costs of $166,792; expenses relating to research and development costs of $77,262; other professional fees of $224,119 and marketing/trade show costs of $215,930.

     Other non-cash non-operating expenses for the six-month period included expenses related to the induced conversion cost of $944,362; charges of $705,088 for discount on converted debt, $349,939 for amortization of deferred debenture discount and $252,370 for amortization of deferred debenture costs.

     As a result of the foregoing, the Company reported a net loss from operations of ($4,177,068) or ($.84) per share compared to a loss of ($4,840,921) or ($2.54) per share for the six months ended January 31, 2008 and 2007, respectively.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories from the Company’s product segment decreased from $538,854 at July 31, 2007 to $521,090 for the six months ended January 31, 2008, a net decrease of $17,764, which is attributed to the Company’s inventory obsolescence management policy.

     Accounts Receivable-trade increased to $143,430 for the six months ended January 31, 2008 from $64,768 as of July 31, 2007. This increase is attributed to sales orders shipped during the quarter.

     The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

     There were no material changes in the nature of the operations of the Registrant during the six months ended January 31, 2008. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2007.

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

CONOLOG CORPORATION

Date: March 14, 2008	By /s/ Robert S. Benou
Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer