Form 10QSB
period 2008-04-30
CONOLOG CORP
filed 2008-06-16
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2008

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a court. YES _____ NO _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding at June 9, 2008
Class	(Inclusive of Treasury Stock)

Common Stock, $0.01 par	5,718,664
value

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of April 30, 2008 (Unaudited) and July 31, 2007 (Audited)

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2008 and 2007
(Unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2008 and 2007
(Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Item 3.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	April 30, 2008	July 31, 2007
	(Unaudited)	(Audited)
Current Assets:
Cash and Cash equivalents	$288,403	$687,011
Certificate of deposit	1,821,052	2,037,330
Accounts receivable, net of allowance	241,621	64,768
Prepaid expenses	64,671	2,320
Current portion of note receivable	14,864	14,864
Inventory	738,851	538,854
Other current assets	466,803	445,136

Total Current Assets	3,636,265	3,790,283

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	209,380	209,380
Leasehold improvements	30,265	30,265
Total property and equipment	2,060,560	2,060,560
Less: accumulated depreciation	(1,945,725)	(1,927,725)
Net Property and Equipment	114,835	132,835

Other Assets:
Deferred financing fees, net of amortization	421,215	799,770
Note receivable, net of current portion	84,225	94,140

Total Other Assets	505,440	893,910

TOTAL ASSETS	$4,256,540	$4,817,028

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheet, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY	April 30, 2008	July 31, 2007
	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable	$65,346	$134,112
Accrued expenses	-	27,433
Total Current Liabilities	65,346	161,545

Non-Current Liabilities:

Convertible Debenture, net of discount	1,176,477	1,226,605
Total Liabilities	1,241,823	1,388,150

Stockholders’ Equity
Preferred stock, par value $.50; Series A; 4% cumulative;
162,000 shares authorized; 155,000 shares issued and
outstanding at April 30, 2008 and July 31, 2007 , respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
2,000,000 shares authorized; 1,197 shares issued and outstanding
at April 30, 2008 and July 31, 2007 , respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
5,718,664 and 3,875,542 shares issued and outstanding at
April 30, 2008 and July 31, 2007 respectively including 220 shares
held in treasury.	57,187	38,756
Contributed capital	48,242,389	44,736,087
Accumulated deficit	(44,871,222)	(39,852,328)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(329,850)	(1,319,400)
Prepaid consulting	(30,150)	(120,600)

Total Stockholders’ Equity	3,014,717	3,428,878

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,256,540	$4,817,028

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2008	2007	2008	2007
OPERATING REVENUES
Product revenue	$361,308	$135,708	$884,035	$408,032

Cost of product revenue
Materials and labor used in production	55,263	54,686	251,865	192,494
Write down of obsolete inventory parts	-	300,000	100,000	776,802
Total Cost of product revenue	55,263	354,686	351,865	969,296

Gross Profit (Loss) from Operations	306,045	(218,978)	532,170	(561,264)
Selling, general and administrative expenses
General and adminitsrative	390,438	561,036	1,116,296	1,009,607
Stock compensation	329,850	44,425	1,108,880	158,675
Stock compliance	48,222	366,811	215,014	585,569
Research and development	-	-	77,262	92,139
Professional fees	61,838	98,399	285,957	267,916
Marketing and trade shows	76,366	108,248	292,296	351,919
Total Selling, general and admintrative expenses	906,714	1,178,919	3,095,705	2,465,825
Loss Before Other Income (Expenses)	(600,669)	(1,397,897)	(2,563,535)	(3,027,089)
OTHER INCOME (EXPENSES)
Interest expense	(3,972)	-	(15,323)	-
Interest income	30,017	34,104	78,924	93,559
Induced conversion cost	-	-	(944,362)	(2,705,457)
Write off of discount on converted debt	-	-	(705,088)	-
Amortization of deferred loan discount	(141,016)	(168,247)	(490,955)	(559,827)
Amortization of deferred loan cost	(126,185)	(84,178)	(378,555)	(258,325)
Total Other Income (Expense)	(241,156)	(218,321)	(2,455,359)	(3,430,050)
Loss before provision for income taxes	$(841,825)	$(1,616,218)	$(5,018,894)	$(6,457,139)
Provision for income taxes	-	-	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(841,825)	$(1,616,218)	$(5,018,894)	$(6,457,139)
NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.15)	$(0.53)	$(0.96)	$(3.26)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,718,664	3,074,894	5,212,856	1,981,605

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED April 30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,018,894)	$(6,457,139)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	18,000	24,500
Amortization of deferred compensation	989,550	46,125
Amortization of prepaid consulting expense	90,450	-
Write off of discount on converted debt	705,088	-
Induced conversion cost	944,362	2,705,457
Shares issued for services	-	51,250
Amortization of discount on debenture	490,955	1,657,158
Write down of obsolete inventory	100,000	776,802
Write down of research and development	-	(92,139)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(176,853)	119,361
(Increase) in accounts receivable - other	(21,667)	(6,722)
(Increase) decrease in prepaid expenses	(62,351)	24,056
(Increase) in inventories	(299,997)	(227,584)
(Increase) decrease in deferred loan closings costs	378,555	(772,642)
Decrease in accounts payable	(68,766)	(28,268)
Decrease in accrued expenses and other liabilities	(27,433)	(31,214)
Net cash used in operations	(1,959,001)	(2,210,999)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(3,070,210)	(3,031,359)
Redemption of certificates of deposit	3,286,488	-
Purchase of equipment and leasehold improvements		(62,910)
Net cash used in investing activities	216,278	(3,094,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock and warrants	1,334,200	239,584
Proceeds from convertible debenture	-	2,825,000
Proceeds from note receivable	9,915	12,387
Net cash provided by financing activities	1,344,115	3,076,971
NET DECREASE IN CASH AND CASH EQUIVALENT	(398,608)	(2,228,297)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	687,011	2,860,949
CASH AND CASH EQUIVALENTS - END OF PERIOD	$288,403	$632,652
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$15,323	$-
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,246,171	$1,250,000
Common stock issued for deferred compensation	$1,319,400	$184,500
Common stock issued for services provided	$-	$51,250

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2008
(Unaudited)

Note 1 – Unaudited Financial Statements

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-KSB for the year ended July 31, 2007. Since certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the instructions to Form 10-QSB of Regulation S-B as promulgated by the Securities and Exchange Commission, these condensed consolidated financial statements specifically refer to the footnotes to the condensed consolidated financial statements of the Company as of July 31, 2007. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures necessary for a fair statement of the financial position and results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted only of those of a normal recurring nature. Results of operations for the nine months ended April 30, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2008.

Note 2 – Conversion of Debt

On March 12, 2007 a private placement of an aggregate of $2,825,000 of Convertible Debentures was placed with 8 investors. The Convertible Debentures, subject to stockholder approval as required by any applicable Nasdaq rules, are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

The Conversion Price of the Convertible Debentures is $2.00 per share. The investors also received warrants to purchase an aggregate of 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share, exercisable beginning at any time on the sooner of September 8, 2007 or the date the Company’s stockholders approves the issuance of the Company’s common stock issuable on conversion of the Convertible Debentures (if such approval is required by the applicable rules of the Nasdaq) through the fifth anniversary of the issuance. In addition, the selling agent (including certain of its employees and affiliates) was granted a warrant to acquire 282,500 shares of the Company’s common stock. The Company received net proceeds of $2,487,500.

On September 7, 2007, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $2.00 to $1.40 resulting in the reduction in Notes payable of $ 1,246,171.

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

Note 4 - Nasdaq Notification

On March 20, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310( c)(4), in accordance with Marketplace Rule 4310( c) (8)(D), the Company will be provided 180 calendar days , or until September 16, 2008, to regain compliance. If at any time before September 16, 2008, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of 10 consecutive business days Nasdaq will provide written notification that the Company complies with the rule.

Note 5 – Reclassification

Certain reclassifications have been made to the April 30, 2007 condensed consolidated financial statements to conform to the 2008 presentation. These changes had no effect on net loss or cash flow for the three and nine month period ended April 30, 2007.

Note 6 – Major Customers

The Company’s revenues from five customers accounted for $552,633 or 63% of total revenues in the nine months ended April 30, 2008. Total amounts due from these customers at April 30, 2008 were $182,054 or 75% of total accounts receivable. One of the five customers did not account for 10% or more of total revenues, which is the definition of a major customer, but they are included here because amounts due from them at April 30, 2008 totaled $29,932, or 12% of total accounts receivable.

Note 7 – Subsequent Events

At a Special Meeting of Shareholders held on May 21, 2008 a proposal was approved amending the Corporation’s Certificate of Incorporation to effect a one-for-four reverse split of the Corporation’s Common Stock. The number of shares outstanding before the date of change (May 21, 2008) was 5,718,664. The number of shares outstanding after this date was 1,429,666.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2008

     Product revenues for the nine months ended April 30, 2008 totaled $884,035 representing an increase of 117% from the $408,032 reported for the same nine month period last year. The Company attributes this to increased order releases from utilities. For the three months ended April 30, 2008 product revenues totaled $361,308 representing an increase of 166% over the same three month period last year.

     Product Cost (Material and Direct Labor) for the three and nine months ended April 30, 2008 totaled $55,263 and $251,865 respectively.

     For the nine months ended April 30, 2008 the Company, in accordance with its inventory management policy, has expensed $100,000 of cost relating to inventory parts which had become obsolete.

     Gross Profit for the three and nine months ended April 30, 2008 amounted to $306,045 or 84.7% and $532,170, or 60.2% respectively, a direct result of the increase in sales deliveries.

     Selling, general and administrative expenses for the nine months ended April 30, 2008 amounted to $3,095,705. Included in these expenses were non-operating expenses for Stock Compensation of $1,108,880; Stock compliance costs of $215,014; expenses relating to research and development costs of $77,262; other professional fees of $285,957 and marketing/trade show costs of $292,296. Selling, general and administrative expenses for the three months ended April 30, 2008 amounted to $906,714. Included in these three month expenses were non-operating expenses for Stock Compensation of $329,850; Stock compliance costs of $48,222; other professional fees of $61,838 and marketing/trade show costs of $76,366.

     Other non-cash non-operating expenses for the nine-month period included expenses related to the induced conversion cost of $944,362; charges of $705,088 for discount on converted debt, $490,955 for amortization of deferred debenture discount and $378,555 for amortization of deferred debenture costs.

     As a result of the foregoing, the Company reported a net loss from operations of ($5,018,894) or ($.96) per share compared to a loss of ($6,457,139) or ($3.26) per share for the nine months ended April 30, 2008 and 2007, respectively.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories from the Company’s product segment increased from $538,854 at July 31, 2007 to $738,851 for the nine months ended April 30, 2008, a net increase of $199,997. This additional inventory is required to satisfy the Company’s current backlog of over $408,000 in purchase orders and expected orders for the remainder of calendar year 2008 of $400,000.

     Accounts Receivable-trade increased to $241,621 for the nine months ended April 30, 2008 from $64,768 as of July 31, 2007. This increase is attributed to the increase in sales orders shipped during the quarter.

     The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

     There were no material changes in the nature of the operations of the Registrant during the nine months ended April 30, 2008. Detailed information is contained in the Registrant’s annual report on Form 10-KSB for the fiscal year ended July 31, 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings – Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07

On January 10, 2008 the Court heard arguments on Conolog’s motion to dismiss, or, in the Alternative, for Summary Judgment. On March 5, 2008 the Court granted Conolog’s motion for summary judgment and on April 1, 2008 a Court conference was held to determine the remaining portion of the complaint in the amount of under $5,000. The complainant did not appear for this conference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities – None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders at our 2008 annual meeting of stockholders held on March 19, 2008: (1) a proposal to elect the five nominees for director named below for terms of one year each; (2) a proposal to approve the Company’s 2008 Stock Incentive Plan (3) a proposal to ratify the selection of Bagell Josephs Levine & Company, L.L.C. as our independent auditors for the current fiscal year. The number of shares of common stock outstanding and eligible to vote as of the record date of February 15, 2008 was 5,718,664. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

Proposal # 1 — To elect the following nominees as our directors for terms of one year each:

	For	Withheld

Robert S. Benou	3,251,248	283,545
Marc R. Benou	3,254,649	280,144
Louis S. Massad	3,308,033	226,760
Edward J. Rielly	3,352,989	181,804
David M. Peison	3,353,989	180,804

Proposal # 2 – To vote on a proposal to approve the Company’s 2008 Incentive Stock Plan;

For	Against	Abstain	Not Voted
1,389,818	125,127	57,540	1,962,308

Proposal #3 — To ratify the selection of Bagell, Josephs, Levine & Company, L.L.C. as our independent auditors for the fiscal year ending July 31, 2008.

For	Against	Abstaining
3,474,216	47,449	13,128

Proposal #4 —To act on such other matters as may properly come before the meeting or any adjourmments.

For	Against	Abstaining
3,031,847	321,502	181,444

5. Other Information – None

6	Exhibits

Exhibit	Number Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes
Oxley Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: June 16, 2008	By /s/ Robert S. Benou
Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer