Form 10-K
period 2008-07-31
CONOLOG CORP
filed 2008-10-29
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

|X|           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2008

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

Yes  |X|      No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $0.37 on October 15, 2008 was $1,031,364

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of October 15, 2008 was 2,787,469.

FORWARD LOOKING STATEMENTS

This annual report on Form 10K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those stated. Such statements are subject to certain risks and uncertainties, including possible significant variations in recognized revenue due to customer caused delays in installations and competition from larger better known, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Furthermore, there can be no assurance that our sales will increase. The Company does not assume any obligation to update the forward-looking information and cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

ITEM 1 - BUSINESS

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

During the year ended July 31, 2001, we formed a wholly owned subsidiary, Lonogoc Corporation. In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation, which provided installation, maintenance, and troubleshooting of computer systems and networks. On October 22, 2002, we entered an agreement to rescind the Asset Purchase Agreement between us and Independent Computer Maintenance Corporation. Under the rescission agreement, Conolog and its subsidiary agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement, to the extent they still exist, to the former seller. The return of the purchase price paid for the assets was $600,000, $300,000 in cash at closing, a note, which is secured by a first mortgage on a condominium, for $150,000 bearing an interest rate of 7.5% of which will be paid over 24 months in equal monthly installments of $6,750 per month beginning December 2002, and an unsecured note receivable for $137,350 payable over 10 years beginning December 2004 bearing an interest rate of 5%.

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

PRESENT STATUS/BUSINESS PRODUCT DESCRIPTION

We are engaged in three basic market segments:

1)	Commercial Sales (Under the trade name "INIVEN" (a Division of Conolog))

Direct sales to end-users

Sales to system assemblers

Sales to contractors/installers

2)	Military Sales

Direct contract sales to military

As subcontractor to systems producers

Foreign governments

3)	Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

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

Our military sales are received through independent sales representatives who are paid a commission.

COMMERCIAL "INIVEN" SALES AND PRODUCTS

"INIVEN" equipment is designed around four (4) core product groups:

1)	PTR and PDR Teleprotection Series (Protective Tone Relaying Communications Terminal), which includes the PTR-1000, PTR-1500 and PDR-2000.

2)	Audio Tone & Telemetry Equipment (Audio Tone Control, Telemetering and Data Transmission Systems), which includes Series "98", "68", "40" and "GEN-1".

3)	Multiplex Supervisory Control System

4)	Communication Link Multihead Fiber Optic Couplers and Industrial Grade 1200 Baud Modems.

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

Sales efforts for the PTR/PDR are presently being conducted by the Company's marketing executives, through independent manufacturers' representatives and through distributors. Sales are targeted primarily to the largest utilities and co-generators.

In the United States alone, there are over 500 large entities generating electricity. They are:

  Municipal Systems

  Cooperative Systems

  Federal, State and District Systems

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

Sales to this market are made in the same manner as the PTR/PDR market except that manufacturers' representatives specialize in selling to this diverse market.

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

Using the "98" DSP Series as its communications link, we designed the Multiplexer Supervisory Control System to handle 8 times the normal capacity per channel. The microprocessor-based system allows a single telephone line to handle up to 900 data inputs. This product line because of its data density capability may be utilized for a very broad range of applications. This product has only recently been introduced and our sales efforts for it are being conducted through its existing independent manufacturers sales representatives.

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

LARGEST CUSTOMERS
Our major customers during fiscal:

	2008	2007
Bonneville Power Authority	$183,270	$129,910
Wunderlich-Malec (NIPSCO)	233,735	99,602
Surtek Industries	190,500	36,741
Tucson Electric Power	148,632	-

	$756,137	$266,253

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

RESEARCH AND DEVELOPMENT

New Products – CM-100 platform

In February 2007, we formally introduced the CM-100, which we believe is the first of its kind, direct substation hardened communication consolidator that fills the existing gap in substation communications. The hardwired CM-100 will allow our existing products, including the PDR-100, to operate seamlessly over fiber optics together with existing substation equipment

During fiscal year 2008 we have invested $150,173 in product development.

During fiscal years 2006 and 2007 we have invested $376,713 and $372,723, respectively, in product development.

During fiscal years 2004 and 2005, we invested $93,984 and $177,338, respectively, in product development.

During fiscal year 2002 and 2003, we invested approximately $800,000 and $0, respectively for product development.

During fiscal 2001, we proceeded with the design of the PDR-2000 8-channel digital transfer trip communications product. During fiscal 2001-2002 we invested approximately $774,757 to complete design of the PDR-2000, 8-channel digital transfer trip communications.

The Company also developed a new platform for its GEN-1 products allowing for its use by the Canadian utilities.

PATENTS AND TRADEMARKS
We do not have any patents covering any of our present products. We do have registered trademarks and Copyrights for Conolog and Iniven. We use the name INIVEN for our commercial products. We believe that this name is recognized in our industry. We believe that our prospects are dependent primarily on our ability to offer our customers high quality, reliable products at competitive prices rather than on our ability to obtain and defend patents. We do not believe that our INIVEN name is of material importance to the Company's business.

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

EMPLOYEES
As of July 31, 2008, we employed 15 people on a full-time basis, including two in management, two in sales, one clerical, one in accounting, one in purchasing, five in engineering and quality control and three in production. We have enjoyed good labor relations.

None of our employees are represented by a labor union or bound by a collective bargaining agreement. We have never suffered a work stoppage. We believe our future success will depend, in part, on our continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive offices are located at 5 Columbia Somerville, New Jersey. The space consists of approximately 7,000 square feet of which approximately 5,000 square feet is dedicated to manufacturing, production and testing and approximately 2,000 square feet is dedicated to administrative and storage needs. Our current monthly rent expense is $4,600. In the opinion of management, the space is adequately covered by insurance.

ITEM 3 - LEGAL PROCEEDINGS

Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07.

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

Allen Wolfson v. Conolog Corporation, United States District Court for the Southern District of New York, Case Number 08-cv-3790.

On April 22, 2008, Allen Wolfson filed an action against Conolog Corporation, asserting that there was a breach of contract in connection with four consulting contracts allegedly entered into with ”plaintiff and entities controlled by plaintiff.” On June 10, 2008, the company filed a motion to dismiss Plaintiff’s complaint on the grounds that the Court lacks personal jurisdiction over the Company or, in the alternative, for Plaintiff’s failure to state a claim upon which relief can be granted. The motion to dismiss was fully briefed and submitted to the Court on June 26, 2008 and we await the Court’s decision on the motion to dismiss.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders at our 2008 annual meeting of stockholders held on March 19, 2008: (1) a proposal to elect the five nominees for director named below for terms of one year each; (2) a proposal to approve the Company’s 2008 Stock Incentive Plan (3) a proposal to ratify the selection of Bagell Josephs Levine & Company, L.L.C. as our independent registered public accounting firm for the current fiscal year. The number of shares of common stock outstanding and eligible to vote as of the record date of February 15, 2008 was 5,718,664. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

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

Proposal #3 — To ratify the selection of Bagell, Josephs, Levine & Company, L.L.C. as our independent registered public accounting firm for the fiscal year ending July 31, 2008.

For	Against	Abstaining
3,474,216	47,449	13,128

Proposal #4 —To act on such other matters as may properly come before the meeting or any adjourmments.

For	Against	Abstaining
3,031,847	321,502	181,444

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITRIES

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

Our Common Stock is traded on the Nasdaq Capital Market, under the symbol CNLG.

	Common Stock

Fiscal Year 2008	High	Low

First Quarter	$11.12	$5.68
second Quarter	$7.36	$3.48
Third Quarter	$4.22	$2.80
Fourth Quarter	$3.16	$0.84

	Common Stock

Fiscal Year 2007	High	Low

First Quarter	$9.84	$4.80
second Quarter	$19.84	$5.08
Third Quarter	$11.68	$8.60
Fourth Quarter	$8.64	$6.72

The above chart represents retroactive application of 1:4 reverse stock split.

As of July 31, 2008, the Company’s Common Stock was held by approximately 482 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

Number of securities
remaining available for
		Weighted average	future issuance under
	Number of Securities to be issued	exercise price of	equity compensation plans
	upon exercise of outstanding	outstanding options,	(excluding securities
	options, warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity	On July 9, 2002 our stockholders approved our	N/A	190,000
compensation plans	2002 Stock Option Plan under which up to
approved by	190,000 shares of our common stock may be
security holders	granted to our employees, directors and
consultants. To date, no options have been
granted under this plan. The exercise price of
options granted under the 2002 Stock Option
Plan will be the fair market value of our
common stock on the date immediately
preceding the date on which the option is
granted.

Equity	N/A
compensation plans
not approved by
security holders

Total	190,000

ITEM 6 – SELECTED FINANCIAL DATA

N/A

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At a Special Meeting of the shareholders held on August 2, 2006 a proposal to amend the Certificate of Incorporation to give effect to a one-for-six reverse stock split of the common stock of the Company was approved by the stockholders. The reverse split was effected on August 4, 2006.

At a Special Meeting of the shareholders held on May 21, 2008 a proposal to amend the Certificate of Incorporation to give effect to a one-for-four reverse stock split of the common stock of the Company was approved by the stockholders. The reverse split was effected on May 22, 2008. The number of shares outstanding before the date of change (May 21, 2008) was 5,718,664. The number of shares outstanding after this date was 1,429,666.

Pursuant to a Subscription Agreement dated January 19, 2006, the Company sold and issued to three Subscribers Convertible Notes having an aggregate principal balance of $1,250,000 which as a result of the reverse split are convertible into 166,667 (the “Note Shares”) post split shares of (post 1-for-6 stock reverse split) common stock at a post split conversion price of $7.50, and warrants to purchase 166,668 shares of (post 1-for-6 stock reverse split) common stock at a post split exercise price of $5.7474 per share (the “Conversion Price”). Pursuant to an agreement dated as of September 28, 2006, between the Company and the selling shareholders who were parties to the January 19, 2006 Subscription Agreement (the “Subscribers”), the Company reduced the warrant exercise price of warrants held by the Subscribers to $1.25 so long as such warrants were exercised by October 31, 2006, after which time the warrant exercise price would revert to $5.7474, subject to adjustment as provided in the warrants. Pursuant to an agreement between the Company and First Montauk Securities Corp. (the placement agent in the private placement with the selling shareholders who were parties to the January 19, 2006 Subscription Agreement) the Company reduced the exercise price of warrants issued to First Montauk Securities Corp. and/or its transferees to $1.25. As of January 31, 2007 all of the warrants attached to these convertible notes were exercised along with some of the warrants issued to First Montauk Securities Corp., amounting to 191,667 warrants at a conversion price of $1.25 per share. The Company received a Gross amount of $239,584 for these warrants.

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

On March 12, 2007 we completed a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures with eight investors. The Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

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

On September 7, 2007, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $2.00 to $1.40 resulting in the reduction in Notes payable of $1,246,171.

On December 26, 2007, the Company’s Board of Directors voted unanimously to further adjust the original conversion price of their outstanding debentures from $1.40 to $1.05. There has been no reduction in Notes payable as of this filing.

On June 12, 2008, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $4.20 (post reversal) to $1.20 resulting in the reduction in Notes payable of $627,071.

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

On March 20, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310(c)(4), in accordance with Marketplace Rule 4310(c) (8)(D), the Company will be provided 180 calendar days , or until September 16, 2008, to regain compliance. If at any time before September 16, 2008, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of 10 consecutive business days Nasdaq will provide written notification that the Company complies with the rule.

On June 25, 2008 Conolog received a Nasdaq Notification Letter stating that the bid price of the Company’s common stock has closed above the minimum $1.00 per share requirement for at least 10 consecutive trading days and accordingly has regained compliance with Marketplace Rule 4310 (c) (4).

On August 26, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310(c)(4), in accordance with Marketplace Rule 4310(c) (8)(D). As a result of Nasdaq’s recent suspension of its enforcement of the rules requiring a minimum $1.00 closing bid price, the Company has until May 29, 2009 to regain compliance with Nasdaq’s bid price rule.. If at any time before May 29, 2009, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of 10 consecutive business days Nasdaq will provide written notification that the Company complies with the rule.

RESULTS OF OPERATIONS

2008 COMPARED to 2007
Product revenue for the fiscal year ended July 31, 2008 totaled $1,220,993 an increase of 136% or $703,288 from the product revenue reported for the fiscal year ended July 31, 2007 of $517,705. The Company attributes this increase in revenues to new long-term contract awards received during this fiscal year. Deliveries on these contracts began in early 2008.

Product cost (Material and Direct labor) for the fiscal year ended July 31, 2008 amounted to $467,081 or 38.2% of product revenues. Product cost for the fiscal year ended July 31, 2007 amounted to $378,563 or 73.1% of product revenues. The Company attributes the increase in the current year’s product cost of $88,518 and corresponding increase in the current year’s Gross Profit of $614,770 (excluding the write down of obsolete inventory) to the standardizing of costs to build our new PDR-2000 system. Outsourcing of assemblies and the continued use of assembly standards under ISO-9000 also added to this lower cost.

For fiscal year ended July 31, 2008 the Company, in compliance with its inventory management policy, expensed $112,171 of cost relating to obsolete inventory parts. This compares to $1,256,155 of obsolete inventory parts expensed during the fiscal year July 31, 2007.

Total Operating expenses for fiscal July 31, 2008 were $4,373,078 an increase of $817,318 from $3,555,760 reported for fiscal July 31, 2007. The Company attributes this increase to higher legal fees to defend against lawsuits and an increase in the value of stock compensation costs, offset by reduced research and develop costs and stock compliance costs.

Other expenses for the fiscal year ended July 31, 2008 decreased by $391,136 to $3,348,754 from $3,739,890 for fiscal July 31, 2007. Included in this expense is a non-cash expense related to the induced conversion benefit of $1,387,087; a non-cash interest expense related to conversion of debt for $606,598; the amortization of fees related to the conversion of debt for $504,740 and the write off of discount on converted debt of $864,892.

As a result of the foregoing, the Company reported a net loss applicable to common shares of $6,967,606 or $4.70 per share for fiscal 2008, compared to a net loss applicable to common shares of $8,121,067 or $12.78 per share (as restated for stock reversal for fiscal 2007.

2007 COMPARED to 2006
Product revenue for the fiscal year ended July 31, 2007 totaled $517,705 a decrease of $30,062 from the product revenue reported for the fiscal year ended July 31, 2006 of $547,767. The Company attributes this decrease in revenues to delays in contract awards during the last quarter of the fiscal year. Deliveries on these delayed contracts began in early 2008.

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

As a result of the foregoing, the Company reported a net loss applicable to common shares of $8,121,067 or $12.44 per share for fiscal 2007, compared to a net loss applicable to common shares of $3,330,089 or $10.76 per share for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at July 31, 2008 was $2,049,641 compared to $3,628,738 at year ended July 31, 2007. This decrease in the working capital is attributable to the reduction of cash and cash equivalents.

Accounts receivable have increased from $64,768 at July 31, 2007 to $360,846 at July 31, 2008. This increase of $296,077 is the result of new contacts generating increases to sales during the year.

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

INVENTORY VALUATIONS, COMPONENTS AND AGING
Inventories are valued at the lower cost or market. Determined by a first-in, first-out (“FIFO”) method.The Company’s products are used in radio and other transmissions, telephone and telephone exchanges, air and traffic controls, automatic transmission of data for utilities, tele-printing of transmission data such as news and stock market information and for use by electric utilities in monitoring power transmissions lines for faults and/or failures.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Conolog Corporation, together with notes and the Independent Registered Public Accountants’ Report, are set forth immediately following Item 14 of this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a within ninety (90) days of the filing date of this Form 10-K Annual Report. Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10K that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31,2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment our management has concluded that our control and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

The deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely effective reviews.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the officers and directors of the Company as of October 15, 2008.

Name	Age	Position
Robert S. Benou	73	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Marc R. Benou	40	President, Chief Operating Officer, Secretary and Director

Louis S. Massad	71	Director

Edward J. Rielly	40	Director

David M. Peison	40	Director

Thomas Fogg	71	Officer, Vice President-Engineering

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

The Company has a standing Audit Committee, the members of which are, Louis Massad, Edward J. Rielly and David M. Peison.

Changes in Nominating Procedures

None

Section 16(a) Compliance
Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended July 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics
The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

ITEM 10 A- EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to and accrued by each executive officer during fiscal 2008.

Annual Compensation					Long-Term Compensation

						Closing Price
						of Common
						Stock
						on the Date of
	Fiscal				Restricted	the	Securities
	Year-				Stock	Restricted	Underlying	Other
	End				Awards	Stock	Option/	Compen-
Name and Principal	31-July	Salary	Bonus		(3)	Award	SARS	sation

Robert Benou, Chairman	2008	$348,333	$70,000	(1)	237,500	$0.67	—	$21,500	*
Chief Executive Officer,	2007	$337,300	$150,000		144,000	$0.41	—	$18,000	*
Chief Financial Officer and Director	2006	$341,625	$140,000				$—	$18,000	*

Marc Benou, President	2008	$173,949	$40,000	(2)	237,000	$0.67	—
Chief Operating Officer,	2007	$143,625	$100,000		140,000	$.41	—
Secretary and Director	2006	$111,000	$80,000				$—

Thomas Fogg	2008	$43,040	$—		25,000	$0.67	—
Vice-President -	2007	$40,602	$—		10,000	$0.41	—
Engineering	2006	$40,602	$—				$—

* Other compensation consisted of a car allowance.

1.	The Company paid Robert Benou’s 2008 bonus by July 31, 2008.

2.	The Company paid Marc Benou’s bonus by July 31, 2008.

3.	On May 21, 2008, our stockholders approved the granting of 800,000 shares of our common stock to our directors, officers and employees.

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

EMPLOYMENT AGREEMENTS
Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2008 was $357,300 and increases by $20,000 annually on June 1st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2008 was $179,900 and he receives annual increases of $6,000 on June 1st of each year. Mr. Benou is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of July 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

This table is prepared based on information supplied to us by the listed security holders, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the SEC.

Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Unless otherwise noted, the address for each of the named individuals is c/o Conolog Corporation, 5 Columbia Road, Somerville, New Jersey 08876.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership is based on 2,787,469 shares issued and outstanding.

	Amount and Nature	Percent of
Name and Title	of Beneficial Ownership	Class
Robert S. Benou, Chairman, Chief Executive Officer	316,751	11.36%
Chief Financial Officer and Director
Marc R. Benou, President, Chief Operating Officer,	318,700	11.43%
Secretary and Director
Louis Massad, Director	35,000	1.25%
Edward J. Rielly, Director	35,000	1.25%
David M. Peison, Director	45,834	1.64%
Thomas Fogg, Vice President -Engineering	29,250	1.05%
All Officers and Directors as a Group (6 persons)	780,535	27.98%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTORS INDEPENENCE

Certain relationships and Related Transactions

None

Board determination of Independence

Messrs. Massad, Rielly and Peison are each “independent” as that term is defined under the National Association of Securities Dealers Automated Quotation system.

ITEM 13 - EXHIBITS

(a) Exhibits.

Index of Exhibits

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation - incorporated by reference to the Registrant’s Exhibit 3.01 to Registration Statement on Form S-1 (File No. 2-31302).

3.1.1	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Exhibit 3.02 to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

3.1.2	Certificate of Amendment of Certificate of Incorporation incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K for July 1971.

3.1.3	Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant’s name from “Data Sciences Incorporated” to “DSI Systems, Inc.” - incorporated by reference to Exhibit 3.03(a) to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

3.1.4	Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to Exhibit 3.04 to the Registrant’s Registration Statement on Form S-1 (File No. 2-31302).

3.1.5	Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series B Preferred Stock (par value $.50) of DSI Systems, Inc. - incorporated by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K for November 1972.

3.1.6	Certificate of Ownership and Merger respecting merger of Conolog Corporation into the Registrant and the changing of the Registrant’s name from “DSI Systems, Inc.” to “Conolog Corporation” - incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K for June 1975.

3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1	Specimen Certificate for shares of Common Stock (1)

4.2	Form of common Stock Purchase Warrant, dated January 19, 2006 (2)

4.3	Form of Convertible Note, dated January 19, 2006 (2)

4.4	Form of Common Stock Purchase Warrant, dated March 12, 2007 (3)

4.5	Form of Convertible Note, dated March 12, 2007 (3)

4.6	Form of Broker’s Common Stock Purchase Warrant, dated March 12, 2007 (3)

10.1	Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (4)

10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (4)

10.3	Conolog Corporation 2002 Stock Option Plan (5)

10.4	Subscription Agreement dated as of January 19, 2006, among Conolog Corporation and the subscribers named therein (2)

10.5	Form of Selling Agent Agreement, dated as of January 18, 2006 (2)

10.6	Subscription Agreement dated as of March 12, 2007 (3).

14.1	Code of Ethics(6)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14a Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

32.1	Section 1350 Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

----------------------------------
*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-92424).
(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed on January 25, 2006.
(3)	Incorporated by reference to Registrant’s Report on Form 8-K filed on March 14, 2007
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 0- 8174) as filed on September 12, 1997.
(5)	Incorporated by reference to the Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 25, 2003.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the SEC on November 14, 2003.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Bagell, Josephs, Levine & Company LLC was retained by the Company on September 21, 2004 to serve as its independent registered public accountants. Prior to that date, Bagell, Josephs, Levine & Company LLC did not perform any services nor receive any fees from the Company.

Audit Fee
Bagell Josephs Levine & Company LLC billed the Company in the aggregate amount of $45,000 and $40,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the years ended July 31, 2008 and 2007, respectively.

Audit-Related Fees
No fees were billed for the years ended July 31, 2008 and 2007 for assurance and related services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees
No fees were billed for the years ended July 31, 2008 and 2007 for tax compliance, tax advice, or tax planning services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees
No fees were billed to the company by Bagell, Joseph, Levine & Company LLC for the years ended July 31, 2008 and 2007 for services not described above.

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

Conolog Corporation

By: /s/ Robert S. Benou
October 29, 2008	Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

October 29, 2008	/s/Robert S. Benou
Chairman, Chief Executive Officer and
Chief Financial Officer

October 29, 2008	/s/Marc R. Benou
President, Chief Operating Officer, Secretary and
Director

October 29, 2008	/s/Louis S. Massad
Director

October 29, 2008	/s/Edward J. Rielly
Director

October 29, 2008	/s/David M. Peison
Director

Conolog Corporation and Subsidiaries

Consolidated Financial Statements

July 31, 2008 and 2007

Annual Report on Form 10-K

Item 8

Consolidated Financial Statements

July 31, 2008 and 2007

Conolog Corporation and Subsidiaries

Somerville, New Jersey

Form 10-K
Index to the Consolidated Financial Statements
Conolog Corporation and Subsidiaries
July 31, 2008 and 2007

Page
The following consolidated financial statements of the registrant are included in Item 8:

Report Of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of July 31, 2008 and 2007	F-2 - F-3

Consolidated Statements of Operations for the years ended July 31, 2008 and 2007	F-4

Consolidated Statement of Stockholders’ Equity for the years ended July 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended July 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-18

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Suite J
406 Lippincott Drive
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conolog Corporation
Somerville, New Jersey

      We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiaries (the “Company”) as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended July 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conolog Corporation and Subsidiaries at July 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C. BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C. Certified Public Accountants Marlton, New Jersey OCTOBER 23, 2008

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2008 AND 2007

ASSETS
	2008	2007
Current Assets:
Cash and cash equivalents	$680,647	$687,011
Certificate of deposit	600,182	2,037,330
Accounts receivable, net of allowance	360,846	64,768
Prepaid expenses	26,477	2,320
Current portion of note receivable	14,864	14,864
Inventory	850,507	538,854
Other current assets	568,529	445,136

Total Current Assets	3,102,052	3,790,283

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	209,380	209,380
Leasehold improvements	30,265	30,265
Total property and equipment	2,060,560	2,060,560
Less: accumulated depreciation	(1,951,725)	(1,927,725)
Net Property and Equipment	108,835	132,835

Other Assets:
Deferred financing fees, net of amortization	295,030	799,770
Note receivable, net of current portion	80,495	94,140

Total Other Assets	375,525	893,910

TOTAL ASSETS	$3,586,412	$4,817,028

The accompanying notes are an integral part of the consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS' EQUITY
	2008	2007
Current Liabilities:
Accounts payable	$165,601	$134,112
Accrued expenses	61,957	27,433
Current Convertible debenture, net of discount	824,853	-
Total Current Liabilities	1,052,411	161,545

Non-Current Liabilities:

Convertible debenture, net of discount	-	1,226,605
Total Liabilities	1,052,411	1,388,150

Stockholders' Equity:
Preferred stock, par value $.50; Series A; 4% cumulative;
500,000 shares authorized; 155,000 shares issued and
outstanding at July 31, 2008 and 2007, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
500,000 shares authorized; 1,197 shares issued and outstanding
at July 31, 2008 and 2007, respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
2,787,469 and 968,886 shares issued and outstanding at
July 31, 2008 and 2007 respectively including 9 shares
held in treasury.	27,875	9,692
Contributed capital	50,003,695	44,765,149
Accumulated deficit	(46,819,932)	(39,852,326)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(604,110)	(1,319,400)
Prepaid consulting	(19,890)	(120,600)

Total Stockholders’ Equity	2,534,001	3,428,878

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,586,412	$4,817,028

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	2008	2007
OPERATING REVENUES
Product revenue	$1,220,993	$517,705

Cost of product revenue
Materials and labor used in production	467,081	378,563
Write down of obsolete inventory parts	112,171	1,256,155
Total Cost of product revenue	579,252	1,634,718

Gross Profit (Loss) from Operations	641,741	(1,117,013)
Selling, general and administrative expenses
General and adminitsrative	2,094,819	2,149,542
Stock compensation	1,319,400	184,500
Stock compliance	230,396	444,465
Research and development	150,173	372,723
Professional fees	412,119	252,850
Marketing and trade shows	166,171	151,680
Total selling, general and admintrative expenses	4,373,078	3,555,760
Loss Before Other Income (Expenses)	(3,731,337)	(4,672,773)
OTHER INCOME (EXPENSES)
Interest expense	(77,922)	-
Interest income	92,485	141,390
Induced conversion cost	(1,387,087)	(2,705,457)
Write off of discount on converted debt	(864,892)	-
Amortization of deferred loan discount	(606,598)	(812,147)
Amortization of deferred financing fees	(504,740)	(363,676)
Total Other Income (Expense)	(3,348,754)	(3,739,890)
Loss before provision for income taxes	(7,080,091)	(8,412,663)
Benefit for income taxes	112,485	291,596
NET LOSS APPLICABLE TO COMMON SHARES	$(6,967,606)	$(8,121,067)
NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(4.70)	$(12.78)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,483,380	653,511

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	Series A		Series B						Contributed					Total
	Preferred Stock		Preferred Stock		Common Stock*			Contributed*	Capital -	Accumulated	Treasury	Deferred	Prepaid	Stockholders'
	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Warrants	Deficit	Stock	Compensation	Consulting	Equity

Balance at July 31, 2006	155,000	$77,500	1,197	$597	311,801		$3,118	$32,167,722	$3,857,593	$(31,726,207)	$(131,734)	$-	$-	$4,248,589

Conversion of common stock warrants					47,917		479	239,105						239,584
Conversion of convertible debenture					284,091		2,841	1,247,160						1,250,000
Shares issued for services provided					13,000		130	93,470					(93,600)
Shares issued for services to be provided					16,563		166	78,085					(27,000)	51,250
Induced conversion cost								2,705,457						2,705,457
Value of warrants assigned to convertible debenture								2,691,595						2,691,595
Common shares issued to officers,
directors and employees for fiscal 2006					112,500		1,125	183,375				(184,500)
Common shares issued to officers,
directors and employees for fiscal 2007					183,250		1,833	1,317,567				(1,319,400)
Disgorgement								184,022						184,022
Amortization officers, directors and
employee compensation												184,500		184,500
Exchange lots / escheatment										(872)				(872)
Net loss for the Year										(8,121,067)				(8,121,067)
Dividends										(4,180)				(4,180)
Balance at July 31, 2007	155,000	77,500	1,197	597	969,122	*	9,692	40,907,558	3,857,593	(39,852,326)	(131,734)	(1,319,400)	(120,600)	3,428,878

Conversion of convertible debenture					745,090		7,451	1,865,793						1,873,244
Amortization of prepaid consulting													120,600	120,600
Shares issued for services to be provided					25,000		255	19,635					(19,890)
Induced conversion cost								1,387,087						1,387,087
Sale of Equity					238,250		2,382	1,331,818						1,334,200
Interest paid with stock					35,007		350	37,848						38,198
Common shares issued to officers,
directors and employees for fiscal 2007					774500		7,745	596,365				(604,110)
Amortization officers, directors and
employee compensation												1,319,400		1,319,400
Net loss for the Year										(6,967,606)				(6,967,606)
Dividends
Balance at July 31, 2008	155,000	$77,500	1,197	$597	2,786,969	*	$27,875	$46,146,102	$3,857,593	$(46,819,932)	$(131,734)	$(604,110)	$(19,890)	$2,534,001

*Represents retroactive application of 1:4 reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,967,606)	$(8,121,067)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	24,000	20,831
Amortization of deferred compensation	1,319,400	184,500
Amortization of prepaid consulting expense	120,600	51,251
Write off of discount on converted debt	864,892	-
Induced conversion cost	1,387,087	2,705,457
Amortization of discount on debenture	606,598	812,147
Amortization of deferred financing fees	504,740	363,676
Write down of obsolete inventory parts	112,171	1,256,155
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(296,078)	118,854
Decrease in accounts receivable - other	-	4,377
(Increase) decrease in prepaid expenses	(24,157)	24,056
(Increase) in inventories	(423,824)	(71,329)
(Increase) in other current assets	(123,393)	(298,772)
Increase (decrease) in accounts payable and accrued expenses	104,213	(30,259)
Net cash used in operations	(2,791,357)	(2,980,123)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(3,697,670)	(2,445,877)
Redemption of certificates of deposit	5,134,818	3,031,359
Purchase of equipment and leasehold improvements	-	(83,693)
Net cash used in investing activities	1,437,148	501,789
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock and warrants	1,334,200	239,584
Proceeds from convertible debenture	-	2,487,500
Proceeds from disgorgement	-	184,022
Proceeds from note receivable	13,645	16,102
Net cash provided by financing activities	1,347,845	2,927,208
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,364)	448,874
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	687,011	238,137
CASH AND CASH EQUIVALENTS - END OF YEAR	680,647	$687,011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$15,323	$-
Income Taxes	-	7,926
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Warrants assigned to convertible debentures	$-	$2,691,595
Debt converted to equity	$1,873,244	$1,250,000
Common stock issued for serices to be provided	$19,890	$120,600
Common stock issued for services provided	$-	$51,250
Common stock issued for deferred compensation	$604,110	$1,503,900
Common stock issued for accrued interest	$38,198	-

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

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

Certificates of Deposits
At July 31, 2008 and 2007, the Company had one six month and one nine month, certificates of deposit totaling $600,182 and $2,037,330, respectively with interest at a rate of 4.3% and 5.3% and maturing September 2008 and September 2007, respectively.

Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Plant and Equipment
Property, plant and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Depreciation was $24,000 and $20,831 for the years ended July 31, 2008 and 2007, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Research and Development
Research and Development costs are expensed as incurred. Research and Development costs were $150,173 and $372,723 for the years ended July 31, 2008 and 2007 respectively.

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

Other Current Assets
In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2008, the Company entered into an agreement under which it will sell $861,408 of its NOL carryover. The total net proceeds of this transaction will amount to $758,039 and a portion ($568,529) is recorded in current Other Assets in the accompanying financial statements.

Advertising / Public Relations Costs
Advertising/Public Relations costs are charged to operations when incurred. These expenses were $41,795 and $42,978 for the years ended July 31, 2008 and 2007, respectively.

Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and amounted to $17,491 and $14,891 for the years ended July 31, 2008 and 2007, respectively.

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

Loss Per Share of Common Stock
Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earnings per share available to common shareholders. The number of weighted average shares used in the computations were 1,483,380 and 653,511 (adjusted for the 1:4 reverse stock split) for 2008 and 2007 respectively. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2007 and 2006 would be anti-dilutive.

Anti-dilutive shares are not included in the calculation of Earnings Per Share.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Loss Per Share of Common Stock (Continued)
The effect of assuming the exercise of outstanding warrants at July 31, 2008 would be anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31,	July 31,
	2008	2007
Net Loss	$(6,967,606)	$(8,121,067)

Weighted-average common shares
outstanding (Basic)	1,483,380	653,511
Weighted-average common stock
equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	1,483,380	653,511

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have a material impact on its results or financial statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “;Quantifying Misstatements”. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SAB 108 to have a material impact on its results or financial statements

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, employers’ Accounting for Defined Benefit Pension and other Postretirement Plans effective for financial statements issued for fiscal years beginning after December 15, 2006. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Company does not expect FAS 158 to have a material impact on its results or financial statements

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007 the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company does not expect FAS 159 to have a material impact on its results or financial statements.

Also in February 2007 the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect FAS 160 to have a material impact on its results or financial statements.

In March 2008 the FASB issued Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement requires enhanced disclosures about an entity’s derivatives and hedging activities and thereby improves the transparence of financial reporting. The Company does not expect FAS 161 to have a material impact on its results or financial statements.

NOTE 3-	INVENTORY

Inventory consisted of the following as of July 31,

	2007	2006
Finished Goods	$560,903	$205,638
Work-in-process	32,033	22,350
Raw materials	257,571	310,866
	$850,507	$538,854

NOTE 4-	RENTAL COMMITMENTS
Total rental expense for all operating leases of the Company amounted to approximately $55,680 and $55,680 during the years ended July 31, 2008 and 2007, respectively. The Company currently leases its facilities on a month-to-month basis.

NOTE 5-	DEFERRED FINANCING FEES
The Company has deferred financing fees of $295,030 and $799,770 for July 31, 2008 and 2007, respectively. These deferred financing fees will be amortized over the life of the loans. Amortization expense for these fees for the years ended July 31, 2008 and 2007 were $504,740 and $363,676 respectively.

NOTE 6-	DEFERRED COMPENSATION
Pursuant to the Corporation 2008 Stock Incentive Plan, 774,500 common shares of Company stock were issued to current Officers, Directors and Employees. These shares were recorded at a value of $604,110 and will be expensed during the July 31, 2009 fiscal year.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 7-	NOTE RECEIVABLE

The Company entered into an Agreement to Rescind Asset Purchase Agreement, dated October 22, 2002. This Agreement requires the repayment of $148,640, consisting of principal and interest accrued to July 31, 2004. Payments of $1,607 (principal of $1,239 and interest at 5% of $368) begin December 30, 2004 and will continue monthly until the full balance is repaid.

NOTE 8-	INCOME TAXES
The income tax (benefit) is comprised of the following:

	July 31,
	2008	2007
Current Income Taxes	$-	$-
Federal	-	-
State	(112,485)	(291,596)
	$(112,485)	$(291,596)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D" Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2008, the Company entered into an agreement under which it will sell $861,408 of its NOL carryover. The total net proceeds of this transaction will amount to $758,039 and a portion is recorded as a benefit and in current Other Assets in the accompanying financial statements.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses.

The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards. The Company has established a valuation allowance at the full value of the deferred tax asset.

At July 31, 2008 and 2007, the Company has net operating loss carryforwards for federal and state income tax (Book) purposes of approximately $46,800,000 and $39,900,000 respectively, which is available to offset future Federal and State taxable income through 2028.

There was no provision for income taxes for the year ended July 31, 2008 and July 31, 2007.

	2007	2008

Deferred tax asset	$16,380,000	$13,965,000

Less: Valuation allowance	$(16,380,000)	$(13,965,000)

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 9- PROFIT SHARING PLAN

The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2008 and 2007.

The Plan also provides an employee savings provision (401(k) plan whereby eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For tax year 2008 this maximum allowable deferred contribution was $15,500 ($20,500 for employee over age 59 ½). The Company made matching contributions to the plan of $180,619 and $183,549 for the fiscal years ended July 31, 2008 and 2007 respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 10- STOCKHOLDERS’ EQUITY

The Series A Preferred Stock provides 4% cumulative dividends, which were $120,783 ($0.78 per share) in arrears at July 31, 2008. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $48,000 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $39,936 ($33.36 per share) in arrears at July 31, 2008. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock.

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
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

incremental consideration of the shares issued in the conversion was valued at $2,705,457 and recorded as induced conversion costs in the accompanying statement of operations.

In connection with this conversion, the amortization of deferred loan costs of $174,147 and the amortization of deferred loan discount of $363,610 were fully written off.

On March 12, 2007 we completed a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures with eight investors. The Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

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

On September 7, 2007, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $2.00 to $1.40 resulting in the reduction in Notes payable of $1,246,171.

On December 26, 2007, the Company’s Board of Directors voted unanimously to further adjust the original conversion price of their outstanding debentures from $1.40 to $1.05. There has been no reduction in Notes payable as of this filing.

On June 12, 2008, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $4.20 (post reversal) to $1.20 resulting in the reduction in Notes payable of $627,071.

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

On March 20, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310(c)(4), in accordance with Marketplace Rule 4310(c) (8)(D), the Company will be provided 180 calendar days , or until September 16, 2008, to regain compliance. If at any time before September 16, 2008, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of 10 consecutive business days Nasdaq will provide written notification that the Company complies with the rule.

On June 25, 2008 Conolog received a Nasdaq Notification Letter stating that the bid price of the Company’s common stock has closed above the minimum $1.00 per share requirement for at least 10 consecutive trading days and accordingly has regained compliance with Marketplace Rule 4310 (c) (4).

On August 26, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310(c)(4), in accordance with Marketplace Rule 4310(c) (8)(D), the Company will be provided 180 calendar days , or until February 23, 2009, to regain compliance. If at any time before February 23, 2009, the

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

bid price of the Company’s stock closes at $1.00 per share or more for a minimum of 10 consecutive business days Nasdaq will provide written notification that the Company complies with the rule.

A summary of the Company’s warrant activity is as follows:

	Year End July 31, 2008			Weighted
	Number of	Post Reverse Split		average
	Warrants	1 X 6	1 X 4	Exercise Price
Balance st July 31, 2004	470,000			$1.69
Exercised September 2004	(270,000)			$1.59
	200,000	33,333	8,333	$40.56

Issued February 2005	958,549			$1.25
Exercised February 2005	(200,000)			$1.84
	758,549	126,425	31,606	$30.00
Issued July 2005	1,440,000	240,000	60,000	$40.56

Issued January 2006	1,200,000			$0.96
Exercised February 2007	(1,191,667)
	8,333	8,333	2,083	$5.00
Issued March 2007		1,695,000	423,750	$11.52
Issued November 2007		476,500	119,125	$6.64

Balance July 31, 2008		2,579,591	644,897	$14.58

NOTE -11 CONVERTIBLE DEBENTURES

On March 12, 2007 a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures was placed with eight investors. The Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company. The balance of any un-converted Note with simple and unpaid interest (6%) will mature on March 12, 2009.

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

On September 7, 2007, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $2.00 to $1.40 resulting in the reduction in Notes payable of $1,246,171.

On December 26, 2007, the Company’s Board of Directors voted unanimously to further adjust the original conversion price of their outstanding debentures from $1.40 to $1.05. There has been no reduction in Notes payable as of this filing.

On June 12, 2008, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debentures from $4.20 (post reversal) to $1.20 resulting in the reduction in Notes payable of $627,071.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

NOTE 12-	MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

	Total	Sales to Major	Number of	Percentage of
Year Ended	Revenue	Customers	Customers	Total
2008	$1,220,993	$756,137	4	61.9%
2007	$517,705	$266,253	3	51.4%

NOTE 13-	STOCK OPTION PLAN

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

As of July 31, 2008 and 2007, there had been no shares granted under the 2002 Plan.

NOTE 14-	SECURITIES ISSUED FOR SERVICES

During fiscal year July 31, 2008, the Company issued 25,000 shares of common stock to a consultant for services. These shares were for services that extend into the future and are amortized against invoices billed by the consultants for actual services rendered in fiscal year 2009.

During fiscal year July 31, 2007, the Company issued 29,563 shares of common stock to various consultants for services. Of these, 16,563 shares issued were for services that extend into the future

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

and were amortized against invoices billed by the consultants for actual services rendered in fiscal year 2008. The remaining were expensed at the fair value of consideration received during fiscal year 2007.

These services were performed in fiscal year 2007 and expensed at their fair value of consideration received at the date of the agreement in accordance with EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”.

NOTE 15 – CONTINGENCIES

Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07.

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

Allen Wolfson v. Conolog Corporation, United States District Court for the Southern District of New York, Case Number 08-cv-3790.

On April 22, 2008, Allen Wolfson filed an action against Conolog Corporation, asserting that there was a breach of contract in connection with four consulting contracts allegedly entered into with ”plaintiff and entities controlled by plaintiff.” On June 10, 2008, the company filed a motion to dismiss Plaintiff’s complaint on the grounds that the Court lacks personal jurisdiction over the Company or, in the alternative, for Plaintiff’s failure to state a claim upon which relief can be granted. The motion to dismiss was fully briefed and submitted to the Court on June 26, 2008 and we await the Court’s decision on the motion to dismiss.

NOTE 16-	SUBSEQUENT EVENTS

On September 8, 2008, The Company has reduced the exercise price of the warrants issued in connection with the Subscription Agreement, dated March 12, 2007 (the “Subscription Agreement”), from $1.20 per share to $0.50 per share. As a result of the reduction of the warrant exercise price, pursuant to Section 12 (b) of the Subscription Agreement, the conversion price of the Convertible Notes issued in connection with the Subscription Agreement is now $0.50 per share. Any shares in

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

excess of the shares that already have been registered for sale on conversion of the Notes will not be registered under the Securities Act of 1933, as amended, and, therefore, may not be offered for sale, pledged or hypothecated in the absence of an effective registration statement or an opinion of counsel reasonably satisfactory to the Company that such registration is not required.

As a result of the above reductions in exercise and conversion prices, as of October 15, 2008 investors have converted $285,042 of debt for 570,084 common stock shares. The Company will also recognize an Induced Conversion cost related to these conversions of approximately $180,500.

On August 26, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310(c)(4), in accordance with Marketplace Rule 4310(c) (8)(D), the Company will be provided 180 calendar days, or until February 23, 2009, to regain compliance. If at any time before February 23, 2009, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of 10 consecutive business days Nasdaq will provide written notification that the Company complies with the rule.

On October 16, 2008, NASDAQ implemented a temporary suspension of the Marketplace Rule 4310(c) (4) regarding the minimum closing bid price of $1.00. This temporary suspension will allow Conolog until April 24, 2009 to regain compliance.