Form 10-Q
period 2008-10-31
CONOLOG CORP
filed 2008-12-15
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2008

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

Shares Outstanding at December 1, 2008
Class	(Inclusive of Treasury Stock)
Common Stock, $0.01 par value	3,526,015

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of October 31, 2008 (Unaudited) and July 31, 2008 (Audited)

Condensed Consolidated Statements of Operations for the three months ended October 31, 2008 and 2007
(Unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2008 and 2007
(Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4T.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	October 31, 2008	July 31, 2008
	(Unaudited)	(Audited)
Current Assets:
Cash and Cash equivalents	$669,167	$680,647
Certificate of deposit	-	600,182
Accounts receivable, net of allowance	372,439	360,846
Prepaid expenses	265,127	26,477
Current portion of note receivable	14,864	14,864
Inventory	977,148	850,507
Other current assets	578,958	568,529

Total Current Assets	2,877,703	3,102,052

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	209,380	209,380
Leasehold improvements	30,265	30,265
Total property and equipment	2,060,560	2,060,560
Less: accumulated depreciation	(1,955,725)	(1,951,725)
Net Property and Equipment	104,835	108,835

Other Assets:
Deferred financing fees, net of amortization	177,018	295,030
Note receivable, net of current portion	75,545	80,495

Total Other Assets	252,563	375,525

TOTAL ASSETS	$3,235,101	$3,586,412

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY	October 31, 2008	July 31, 2008
	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable	$152,280	$165,601
Accrued expenses	-	61,957
Current convertible debenture, net of discount	575,573	824,853
Total Current Liabilities	727,853	1,052,411

Total Liabilities	727,853	1,052,411

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative;
500,000 shares authorized; 155,000 shares issued and
outstanding at October 31, 2008 and July 31, 2008 , respectively.	77,500	77,500
Preferred stock, par value $.50; Series B ; $.90 cumulative;
2,000,000 shares authorized; 1,197 shares issued and outstanding
at October 31, 2008 and July 31, 2008 , respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
3,492,656 and 2,787,469 shares issued and outstanding at
October 31, 2008 and July 31, 2008 respectively including 9 shares
held in treasury.	34,927	27,875
Contributed capital	50,529,742	50,003,695
Accumulated deficit	(47,379,784)	(46,819,932)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(604,110)	(604,110)
Prepaid consulting	(19,890)	(19,890)

Total Stockholders’ Equity	2,507,248	2,534,001

TOTAL LIABILITIES AND STOCKHOLDERS ' EQUITY	$3,235,101	$3,586,412

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended October 31,
	2008	2007
OPERATING REVENUES
Product revenue	$456,681	$184,553
Cost of product revenue
Materials and Labor used in production	104,305	103,149
Write down of obsolete inventory parts	-	100,000
Total Cost of product revenue	104,305	203,149
Gross Profit (Loss) from Operations	352,376	(18,596)

Selling, general and administrative expenses	519,144	872,387
Loss Before Other Income (Expenses)	(166,768)	(890,983)
OTHER INCOME (EXPENSES)
Interest expense	(55,134)	(38)
Interest income	11,329	16,614
Induced conversion cost	(180,505)	(944,362)
Write off of discount on converted debt	-	(705,088)
Amortization of deferred loan discount	(50,762)	(208,923)
Amortization of deferred loan cost	(118,012)	(126,185)
Total Other Income (Expense)	(393,084)	(1,967,982)
Loss before provision for income taxes	(559,852)	(2,858,965)
Provision for income taxes	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(559,852)	$(2,858,965)
NET LOSS PER BASIC AND DILUTED COMMON	$(0.18)	$(2.71)
SHARE
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,111,189	1,055,648 *

*Represents retroactive application of 1:4 reverse stock split.

The accompanuing notes are an integral part of the condensed consolidated financial statements

     CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended October 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(559,852)	$(2,858,965)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	4,000	6,000
Amortization of deferred compensation	-	329,850
Amortization of prepaid consulting expense	-	30,150
Write off of discount on converted debt	-	705,088
Induced conversion cost	180,505	944,362
Amortization of deferred loan discount	50,762	208,923
Write down of obsolete inventory	-	100,000
Changes in assets and liabilities
(Increase) in accounts receivable	(11,593)	(16,744)
(Increase) in accounts receivable - other	(10,429)	-
(Increase) in prepaid expenses	(238,650)	(30,576)
(Increase) in inventories	(126,641)	(11,310)
Deferred loan closings costs	118,012	126,185
Decrease in accounts payable	(13,361)	(43,586)
Decrease in accrued expenses and other liabilities	(9,365)	(27,433)
Net cash used in operations	(616,612)	(538,056)
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificates of deposit	600,182	-
Net cash provided by investing activities	600,182	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note receivable	4,950	2,477
Net cash provided by financing activities	4,950	2,477
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,480)	(535,579)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	680,647	1,699,924
CASH AND CASH EQUIVALENTS - END OF PERIOD	$669,167	$1,164,345
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$2,582	$38
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$300,042	$1,246,171
Common stock issued for accrued interest	$52,552	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008
(Unaudited)

Note 1 – Unaudited Financial Statements

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented. Results of operations for the three months ended October 31, 2008 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2009.

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

On December 26, 2007, the Company’s Board of Directors voted unanimously to further adjust the original conversion price of their outstanding debentures from $1.40 to $1.05. There has been no reduction in Notes payable at this $1.05 conversion price.

On June 12, 2008, the Company’s Board of Directors voted unanimously to adjust the original conversion price of their outstanding debenture from $4.20 (post reversal) to $1.20 resulting in the reduction in Notes payable of $627,071.

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

As a result of the above reductions in exercise and conversion prices, as of October 31, 2008 investors have converted

$300,042 of debt for 600,084 common stock shares. The Company has recognized an Induced Conversion cost related to these conversions of $180,505 for the three months ended October 31, 2008 compared to a $944,362 Induced Conversion cost for the same three month period last year.

Note 3 - Nasdaq Notification

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

On October 16, 2008, NASDAQ implemented a temporary suspension of the Marketplace Rule 4310(c) (4) regarding the minimum closing bid price of $1.00. This temporary suspension will allow Conolog until May 24, 2009 to regain compliance.

Note 4 – Major Customers

The Company’s revenues from three customers accounted for $297,595 or 72% of total revenues in the three months ended October 31, 2008. Total amounts due from these customers at October 31, 2008 were $241,092 or 65% of total accounts receivable. These three customers accounted for 10% or more of total revenues, which is the definition of a major customer.

Note 5 – Subsequent Events

On December 8, 2008, all shares of company common stock, granted under the 2008 Stock Grant Plan, were returned by the holders to the Company to be cancelled. Accordingly, no amortization was charged against deferred compensation or prepaid consulting.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2008

     Product revenues for the three months ended October 31, 2008 totaled $456,681 representing an increase of 147% from the $184,553 reported for the same three month period last year. The Company attributes this to increased order releases from utilities.

     Product Cost (Material and Direct Labor) for the three ended October 31, 2008 and October 31, 2007 totaled $104,305 (22.8% of Product revenues) and $103,149 (55.9% of Product revenues [excluding $100,000 inventory write down]) respectively. This reflects a net reduction of 33.1 % in Product Cost. The Company attributes this improvement to Product Costs to the standardizing of costs to build our new PDR-2000 systems; the outsourcing of assemblies and continued use of assembly standards under ISO-9000.

     Gross Profit for the three months ended October 31, 2008 and October 31, 2007 amounted to $352,376 or 77.2% and ($18,596) or (10.1%) respectively, a direct result of the increase in sales deliveries as of October 31, 2008.

     Selling, general and administrative expenses for the three months ended October 31, 2008 amounted to $519,144, a reduction of $353,243 from the same period last year.

     Non-cash non-operating expenses for the three-month period included expenses related to the induced conversion cost of $180,505; $50,762 for amortization of deferred debenture discount and $118,012 for amortization of deferred debenture costs.

     As a result of the foregoing, the Company reported a net loss from operations of ($559,852) or ($.18) per share compared to a loss of ($2,858,965) or ($2.71) per share for the three months ended October 31, 2008 and 2007, respectively.

LIQUIDITY AND FINANCIAL CONDITION

     Inventories from the Company’s product segment increased from $850,507 at July 31, 2008 to $977,148 for the three months ended October 31, 2008, an increase of $126,641. This additional inventory is required to satisfy the Company’s current backlog of over $400,000 in purchase orders and expected orders for the remainder of the 2nd quarter of fiscal year 2009 of $100,000.

     Accounts Receivable-trade increased to $372,439 for the three months ended October 31, 2008 from $360,846 as of July 31, 2008. This increase is attributed to the increase in sales orders shipped during the quarter.

     The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

     There were no material changes in the nature of the operations of the Registrant during the three months ended October 31, 2008. Detailed information is contained in the Registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities – None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. Other Information – None

ITEM 6 . Exhibits

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

CONOLOG CORPORATION

Date: December 15, 2008	By /s/ Robert S. Benou
Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer