Form 10-Q
period 2009-01-31
CONOLOG CORP
filed 2009-03-23
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐       No ☒

The number of shares of common stock outstanding as of March 13, 2009 was 1,318,743.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$728,668	$680,647
Certificate of deposit	-	600,182
Accounts receivable, net of allowance	298,261	360,846
Prepaid expenses	374,835	26,477
Current portion of note receivable	14,864	14,864
Inventory	1,087,055	850,507
Other current assets	551,937	568,529

Total Current Assets	3,055,620	3,102,052

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	209,380	209,380
Leasehold improvements	30,265	30,265
Total property and equipment	2,060,560	2,060,560
Less: accumulated depreciation	(1,955,725)	(1,951,725)
Net Property and Equipment	104,835	108,835

Other Assets:
Deferred financing fees, net of amortization	59,006	295,030
Note receivable, net of current portion	73,062	80,495

Total Other Assets	132,068	375,525

TOTAL ASSETS	$3,292,523	$3,586,412

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
Current Liabilities:
Accounts payable	$188,304	$165,601
Accrued expenses	-	61,957
Current convertible debenture, net of discount	575,485	824,853
Total Current Liabilities	763,789	1,052,411

Total Liabilities	763,789	1,052,411

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative;
500,000 shares authorized; 155,000 shares issued and
outstanding at January 31, 2009 and July 31, 2008 , respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative;
2,000,000 shares authorized; 1,197 shares issued and outstanding
at January 31, 2009 and July 31, 2008 , respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized;
2,882,215 and 2,787,469 shares issued and outstanding at
January 31, 2009 and July 31, 2008 respectively including 9 shares
held in treasury.	28,823	27,875
Contributed capital	50,039,403	50,003,695
Accumulated deficit	(47,485,855)	(46,819,932)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	-	(604,110)
Prepaid consulting	-	(19,890)

Total Stockholders’ Equity	2,528,734	2,534,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,292,523	$3,586,412

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008
OPERATING REVENUES
Product revenue	$488,959	$338,174	$945,640	$522,727
Cost of product revenue
Materials and Labor used in production	130,331	93,453	234,363	196,602
Write down of obsolete inventory parts	-	-	-	100,000
Total Cost of product revenue	130,331	93,453	234,363	296,602
Gross Profit from Operations	358,628	244,721	711,277	226,125

Selling, general and administrative expenses	614,129	1,316,604	1,133,547	2,188,990

Loss Before Other Income (Expenses)	(255,501)	(1,071,883)	(422,270)	(1,962,865)
OTHER INCOME (EXPENSES)
Interest expense	(14,140)	(11,313)	(69,274)	(11,351)
Interest income	2,483	32,293	13,812	48,907
Other income	355,267	-	355,267	-
Induced conversion cost	(25,406)	-	(205,911)	(944,362)
Write off of discount on converted debt	-	-	-	(705,088)
Amortization of deferred loan discount	(50,762)	(141,016)	(101,524)	(349,939)
Amortization of deferred loan cost	(118,012)	(126,185)	(236,024)	(252,370)
Total Other Income (Expense)	149,430	(246,221)	(243,654)	(2,214,203)
Loss before provision for income taxes	(106,071)	(1,318,104)	(665,924)	(4,177,068)
Provision for income taxes	-	-	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(106,071)	$(1,318,104)	$(665,924)	$(4,177,068)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.03)	$(0.92)	$(0.21)	$(3.36)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,127,079	1,427,076 *	3,123,736	1,241,363 *

*Represents retroactive application of 1:4 reverse stock split.

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended January 31, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(665,924)	$(4,177,068)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	4,000	12,000
Amortization of deferred compensation	42,510	659,700
Amortization of prepaid consulting expense	-	60,300
Write off of discount on converted debt	-	705,088
Induced conversion cost	205,911	944,362
Amortization of deferred loan discount	101,524	349,939
Write down of obsolete inventory	-	100,000
Changes in assets and liabilities
Decrease (increase) in accounts receivable	62,585	(78,662)
Decrease in accounts receivable - other	16,592	-
(Increase) in prepaid expenses	(348,358)	(63,598)
(Increase) in inventories	(236,548)	(82,236)
Deferred loan closings costs	236,024	252,370
Increase ( decrease) in accounts payable	22,703	(12,605)
Decrease in accrued expenses and other liabilities	(615)	(6,853)
Net cash used in operations	(559,596)	(1,337,263)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	-	(2,210,696)
Redemption of certificates of deposit	600,182	2,037,330
Net cash provided by (used in) investing activities	600,182	(173,366)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock and warrants	-	1,334,200
Proceeds from note receivable	7,433	7,432
Net cash provided by financing activities	7,433	1,341,632
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,021	(168,997)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	680,647	687,011
CASH AND CASH EQUIVALENTS - END OF PERIOD	$728,668	$518,014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,931	$11,351
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$350,892	$1,246,171
Common stock (cancelled) for services to be provided	$(19,890)
Common stock (cancelled) issued for deferred compensation	$(561,210)	$1,319,400
Common stock issued for accrued interest	$61,342	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JANUARY 31, 2009
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

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented. Results of operations for the six months ended January 31, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2009.

Note 2 – Conversion of Debt

On March 12, 2007 a private placement of an aggregate of $2,825,000 of Convertible Debentures was placed with eight investors. The Convertible Debentures, subject to stockholder approval as required by any applicable Nasdaq rules, are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

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

As a result of the above reductions in exercise and conversion prices, for the six months ended January 31, 2009 investors have converted $342,042 of debt for 684,084 common stock shares. The Company has recognized an Induced Conversion cost related to these conversions of $205,911 for the six months ended January 31, 2009 compared to a $944,362 Induced Conversion cost for the same six month period last year.

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

On October 16, 2008, NASDAQ implemented a temporary suspension of the Marketplace Rule 4310(c ) (4) regarding the minimum closing bid price of $1.00. This temporary suspension will allow Conolog until May 24, 2009 to regain compliance.

Note 4 – Major Customers

The Company’s revenues from three customers accounted for $643,473 or 68% of total revenues in the six months ended January 31, 2009. Total amounts due from these customers at January 31, 2009 were $255,107 or 86% of total accounts receivable. These three customers accounted for 10% or more of total revenues, which is the definition of a major customer.

Note 5 – Subsequent Events

On February 25, 2009 the Company held its Annual Meeting of Shareholders. The shareholders approved a proposal to effect a reverse stock split of the Company’s common stock at a ratio not less than two-for-one and not greater than six-for-one, with the exact ratio to be set within such range in the discretion of the Board of Directors. On February 26, 2009 by unanimous written consent of the Board of Directors, the Board declared a one (1) for five (5) reverse split effective upon the filing of the Certificate of Amendment with the Secretary of State of Delaware.

On March 16, 2009 the Company received a NASDAQ Staff Notification that its common stock had maintained a minimum bid price of $1.00 per share or greater for at least 10 consecutive business day and accordingly had regained compliance with Marketplace Rule 4301 ( c) (4).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED January 31, 2009

          Product revenues for the six months ended January 31, 2009 totaled $945,640 representing an increase of 81% from the $522,727 reported for the same six month period last year. Product revenues for the three months ended January 31, 2009 totaled $488,959, representing an increase of 45% from $338,174 for the same three month period last year. The Company attributes this to increased order releases from utilities.

          Product Cost (Material and Direct Labor) for the three months ended January 31, 2009 and 2008 totaled $130,331 and $93,453. Product Cost (Material and Direct Labor) for the six months ended January 31, 2009 and January 31, 2008 totaled $234,363 (25% of Product revenues) and $196,602 (38% of Product revenues [excluding $100,000 inventory write down]) respectively. This reflects a net reduction of 13 % in Product Cost. The Company attributes this improvement to Product Costs to the standardizing of costs to build our new PDR-2000 systems; the outsourcing of assemblies and continued use of assembly standards under ISO-9000.

          Gross Profit for the six months ended January 31, 2009 and January 31, 2008 amounted to $711,277 or 75% and $226,125 or 43% respectively, the increase is a direct result of the increase in sales deliveries as of January 31, 2009.

          Selling, general and administrative expenses for the six months ended January 31, 2009 amounted to $1,133,547, a reduction of $1,055,443 from the same period last year. Selling, general and administrative expenses for the three months ended January 31, 2009 amounted to $614,129, a reduction of $702,475 for the same period last year..

          Non-cash non-operating expenses for the six-month period totaled $543,459 and included expenses related to the induced conversion cost of $205,911; $101,524 for amortization of deferred debenture discount and $236,024 for amortization of deferred debenture costs.

          As a result of the foregoing, the Company reported a net loss from operations of ($665,924) or ($.21) per share compared to a loss of ($4,177,068) or ($3.36) per share for the six months ended January 31, 2009 and 2008, respectively.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment increased from $850,507 at July 31, 2008 to $1,087,055 for the six months ended January 31, 2009, an increase of $236,548. This additional inventory is required to satisfy the Company’s current backlog of over $300,000 in purchase orders and expected orders for the remainder of the 3nd quarter of fiscal year 2009 of $400,000.

          Accounts Receivable-trade decreased to $298,261 for the six months ended January 31, 2009 from $360,846 as of July 31, 2008.

          The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

          There were no material changes in the nature of the operations of the Registrant during the six months ended January 31, 2009. Detailed information is contained in the Registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2008.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T – CONTROLS AND PROCEDURES

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

Allen Wolfson v. Conolog Corporation, United States District Court for the Southern District of New York, Case Number 08-cv-3790.

On April 22, 2008, Allen Wolfson filed an action against Conolog Corporation, asserting that there was a breach of contract in connection with four consulting contracts allegedly entered into with ”plaintiff and entities controlled by plaintiff.” On June 10, 2008, the company filed a motion to dismiss Plaintiff’s complaint on the grounds that the Court lacks personal jurisdiction over the Company or, in the alternative, for Plaintiff’s failure to state a claim upon which relief can be granted. The motion to dismiss was fully briefed and submitted to the Court on June 26, 2008. On February 25, 2009 the United States District Court for the Southern District of New York dismissed Wolfson’s claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the quarter ended January 31, 2009, three Note Holders exercised conversion rights to convert $58,680 principal and interest to 117,359 unregistered shares of common stock.

Item 3. Defaults upon Senior Securities – None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. Other Information – None

ITEM 6 .           Exhibits

Exhibit Number    Description
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: March 23, 2009	By /s/ Robert S. Benou
Robert S. Benou
Chairman, Chief Executive Officer,
Chief Financial Officer and Treasurer