Form 10-Q
period 2009-04-30
CONOLOG CORP
filed 2009-06-19
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐       No ☑

The number of shares of common stock outstanding as of June 15, 2009 was 1,604,851.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of April 30, 2009 and July 31, 2008

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2009 and 2008

Notes to Condensed Consolidated Financial Statements

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4T.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS
	April 30, 2009	July 31, 2008
Current Assets:
Cash and cash equivalents	$347,109	$680,647
Certificate of deposit	-	600,182
Accounts receivable, net of allowance	241,653	360,846
Prepaid expenses	223,589	140,867
Current portion of note receivable	14,864	14,864
Inventory	1,191,706	850,507
Other current assets	551,937	568,529

Total Current Assets	2,570,858	3,216,442

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	209,380	209,380
Leasehold improvements	30,265	30,265
Total property and equipment	2,060,560	2,060,560
Less: accumulated depreciation	(1,959,725)	(1,951,725)
Net Property and Equipment	100,835	108,835

Other Assets:
Deferred financing fees, net of amortization	33,726	295,030
Note receivable, net of current portion	69,846	80,495

Total Other Assets	103,572	375,525

TOTAL ASSETS	$2,775,265	$3,700,802

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	April 30, 2009	July 31, 2008
Current Liabilities:
Accounts payable	$101,558	$165,601
Accrued expenses	-	61,957
Current convertible debenture, net of discount	303,925	824,853
Total Current Liabilities	405,483	1,052,411

Total Liabilities	405,483	1,052,411

Stockholders' Equity
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding at April 30, 2009 and July 31, 2008 , respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 2,000,000 shares authorized; 1,197 shares issued and outstanding at April 30, 2009 and July 31, 2008 , respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 1,515,542 and 557,494* shares issued and outstanding at April 30, 2009 and July 31, 2008 respectively including 9 shares held in treasury	15,155	5,575
Contributed capital	51,877,016	50,025,995
Accumulated deficit	(48,606,916)	(46,819,932)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(861,836)	(509,610)

Total Stockholders’ Equity	2,369,782	2,648,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,775,265	$3,700,802

The accompanying notes are an integral part of the condensed consolidated financial statements

* Represents retroactive application of 1:5 reverse stock split

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2009	2008	2009	2008
OPERATING REVENUES
Product revenue	$293,920	$361,308	$1,239,560	$884,035
Cost of product revenue
Materials and Labor used in production	78,159	55,263	312,522	251,865
Write down of obsolete inventory parts	-	-	-	100,000
Total cost of product revenue	78,159	55,263	312,522	351,865
Gross Profit from Operations	215,761	306,045	927,038	532,170

Selling, general and administrative expenses	1,152,063	906,714	2,285,610	3,095,705

Loss Before Other Income (Expenses)	(936,302)	(600,669)	(1,358,572)	(2,563,535)
OTHER INCOME (EXPENSES)
Interest expense	(6,289)	(3,972)	(75,563)	(15,323)
Interest income	76	30,017	13,888	78,924
Other income	(320)	-	354,947	-
Induced conversion cost	(142,071)	-	(347,982)	(944,362)
Write off of discount on converted debt	-	-	-	(705,088)
Amortization of deferred loan discount	(10,875)	(141,016)	(112,399)	(490,955)
Amortization of deferred loan cost	(25,280)	(126,185)	(261,304)	(378,555)
Total Other Income (Expense)	(184,759)	(241,156)	(428,413)	(2,455,359)
Loss before provision for income taxes	(1,121,061)	(841,825)	(1,786,985)	(5,018,894)
Provision for income taxes	-	-	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(1,121,061)	$(841,825)	$(1,786,985)	$(5,018,894)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(1.19)	$(0.74)	$(2.46)	$(4.81)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	939,688	1,143,733 *	727,420	1,042,571 *

*Represents retroactive application of 1:5 reverse stock split.

The accompaning notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended April 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,786,985)	$(5,018,894)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,000	18,000
Amortization of deferred compensation	378,876	989,550
Amortization of prepaid consulting expense	11,921	90,450
Write off of discount on converted debt	-	705,088
Induced conversion cost	347,982	944,362
Amortization of deferred loan discount	112,399	490,955
Write down of obsolete inventory	-	100,000
Changes in assets and liabilities
Decrease (increase) in accounts receivable	119,193	(176,853)
Decrease (increase) in accounts receivable - other	16,592	(21,667)
(Increase) decrease in prepaid expenses	(14,085)	(62,351)
(Increase) in inventories	(341,199)	(299,997)
Deferred loan closings costs	261,304	378,555
Increase ( decrease) in accounts payable	(64,043)	(68,766)
Increase (decrease) in accrued expenses and other liabilities	5,676	(27,433)
Net cash used in operations	(944,369)	(1,959,001)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	-	(3,070,210)
Redemption of certificates of deposit	600,182	3,286,488
Net cash provided by (used in) investing activities	600,182	216,278
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock and warrants	-	1,334,200
Proceeds from note receivable	10,649	9,915
Net cash provided by financing activities	10,649	1,344,115
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(333,538)	(398,608)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	680,647	687,011
CASH AND CASH EQUIVALENTS - END OF PERIOD	$347,109	$288,403
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,931	$15,323
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$633,327	$1,246,171
Common stock (cancelled) for services to be provided	$(19,890)	-
Common stock (cancelled) issued for deferred compensation	$(561,210)	-
Common stock for services to be provided	$47,685
Common stock issued for deferred compensation	$1,345,465	$1,319,400
Common stock issued for accrued interest	$67,631	$-

The accompaning notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2009
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

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented. Results of operations for the nine months ended April 30, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2009.

Note 2 – Conversion of Debt

On March 12, 2007 a private placement of an aggregate of $2,825,000 of Convertible Debentures was placed with eight investors. The Convertible Debentures, subject to stockholder approval as required by any applicable Nasdaq rules, are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

The Conversion Price of the Convertible Debentures is $2.00 per share. The investors also received warrants to purchase an aggregate of 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share, exercisable beginning at any time on the sooner of September 8, 2007 or the date the Company’s stockholders approves the issuance of the Company’s common stock issuable on conversion of the Convertible Debentures (if such approval is required by the applicable rules of the Nasdaq) through the fifth anniversary of the issuance. The Company’s shareholders approved the issuance of the common stock issuable upon conversion of the Debentures. In addition, the selling agent (including certain of its employees and affiliates) was granted a warrant to acquire 282,500 shares of the Company’s common stock. The Company received net proceeds of $2,487,500.

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

On September 8, 2008, the Company reduced the exercise price of the warrants issued in connection with the Subscription Agreement, dated March 12, 2007 (the “Subscription Agreement”), from $1.20 per share to $0.50 per share. As a result of the reduction of the warrant exercise price, pursuant to Section 12 (b) of the Subscription Agreement, the conversion price of the Convertible Notes issued in connection with the Subscription Agreement is now $0.50 per share. Any shares in excess of the shares that already have been registered for sale on conversion of the Notes will not be registered under the Securities Act of 1933, as amended, and, therefore, may not be offered for sale, pledged or hypothecated in the absence of an effective registration statement or an opinion of counsel reasonably satisfactory to the Company that such registration is not required.

On March 9, 2009 the Maturity Date of the Notes was extended from March 11, 2009 to August 31,2009. In addition, from the date of March 9, 2009 until immediately after the Maturity Date, the holders may convert at a conversion rate of 75% of the average closing bid prices for the five trading days preceding the date of the Conversion Notice.

As a result of the above reductions in exercise and conversion prices, for the nine months ended April 30, 2009 investors have converted $633,326 of debt for 932,628 common stock shares. The Company has recognized an Induced Conversion cost related to these conversions of $347,982 for the nine months ended April 30, 2009 compared to a $944,362 Induced Conversion cost for the same nine month period last year.

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

As of April 30, 2009, the Company does not meet the minimum listing requirement of NASDAQ with regard to maintaining a minimum Net Worth (Equity) of $2.5 million. Refer to subsequent Events Note 5.The Company has not received any NASDAQ Staff Letter regarding this non-compliance issue.

Note 4 – Major Customers

The Company’s revenues from three customers accounted for $759,854 or 61% of total revenues in the nine months ended April 30, 2009. Total amounts due from these customers at April 30, 2009 were $124,368 or 51% of total accounts receivable. These three customers accounted for 10% or more of total revenues, which is the definition of a major customer.

Note 5 – Reclassification

Certain reclassifications have been made to the July 31, 2008 condensed consolidated financial statements to conform to the 2009 presentation. These changes had no effect on net loss or cash flow for the three and nine month period ended April 30, 2009.

Note 6 – Subsequent Events

As of the filing date over $299,000 of existing debt was converted to Equity. Also as of June 15, 2009, the Company was in negotiations to sell unregistered common stock securities to a private investor in an amount up to $200,000. The effect of these transactions is to increase Equity, bringing the Equity balance, as of the filing date, into compliance with NASDAQ’s minimum requirement of $2.5 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED April 30, 2009

     Product revenues for the nine months ended April 30, 2009 totaled $1,239,560 representing an increase of 40% from the $884,035 reported for the same nine month period last year. The Company attributes this nine month increased to more timely order releases from utilities.

      Product revenues for the three months ended April 30, 2009 totaled $293,920, representing a decrease of 19% from $361,308 for the same three month period last year.

     Product Cost (Material and Direct Labor) for the three months ended April 30, 2009 and 2008 totaled $78,159 and $55,263 respectively. Product Cost (Material and Direct Labor) for the nine months ended April 30, 2009 and 2008 totaled $312,522 (25% of Product revenues) and $251,865 (28% of Product revenues [excluding $100,000 inventory write down])

respectively. This three month increase reflects an adjustment to inventory for the entire nine month period. The overall Product Cost continues to be contained by the standardizing of costs to build our new PDR-2000 systems; the outsourcing of assemblies and continued use of assembly standards under ISO-9000.

     Gross Profit for the nine months ended April 30, 2009 and 2008 amounted to $927,038 or 75% and $532,170 or 40% respectively, the increase is a direct result of the increase in sales deliveries as of April 30, 2009.

     Selling, general and administrative expenses for the nine months ended April 30, 2009 amounted to $2,285,610, a reduction of $810,095 from the same period last year. Selling, general and administrative expenses for the three months ended April 30, 2009 amounted to $1,152,063, an increase of $245,349 for the same period last year. The Company attributes this increase to legal fees and development costs for new products.

     Non-cash non-operating expenses for the nine-month period totaled $721,685 and included expenses related to the induced conversion cost of $347,982; $112,399 for amortization of deferred debenture discount and $261,304 for amortization of deferred debenture costs.

     As a result of the foregoing, the Company reported a net loss from operations of ($1,786,985) or ($2.46) per share compared to a loss of ($5,018,894) or ($4.81)* per share for the nine months ended April 30, 2009 and 2008, respectively.

*Represents retroactive application of 1:5 reverse stock split

LIQUIDITY AND FINANCIAL CONDITION

     Inventories from the Company’s product segment increased from $850,507 at July 31, 2008 to $1,191,706 for the nine months ended April 30, 2009, an increase of $341,199. This additional inventory is required to satisfy the Company’s current backlog of over $300,000 in purchase orders and expected orders of $500,000 for the remainder of calendar year 2009. There can be no assurance that the Company will receive the orders that it expects to receive.

     Accounts Receivable-trade decreased to $241,653 for the nine months ended April 30, 2009 from $360,846 as of July 31, 2008.

     The Company expects to meet its cash requirements for the next 12 months through existing cash balances.

STATEMENT REGARDING PRESENT OPERATIONS

     There were no material changes in the nature of the operations of the Registrant during the nine months ended April 30, 2009. Detailed information is contained in the Registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2008.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York

Index No. 600824/07.

On March 13, 2007, Meyers Associates, L.P. commenced an action against Conolog Corporation, asserting that: (1) Conolog breached a purported contract it had with Meyers pursuant to which it claims Meyers was to act as lead underwriter in connection with a Regulation D securities offering for Conolog, and (2) Conolog misappropriated a purported confidential list of potential investors. Conolog denies the allegations in the complaint. On January 10, 2008 the Court heard arguments on Conolog’s motion to dismiss, or, in the Alternative, for Summary Judgment. On March 5, 2008 the Court granted Conolog’s motion for summary judgment and on April 1, 2008 a Court conference was held to determine the remaining portion of the complaint in the amount of under $5,000. The complainant did not appear for this conference.

On May 7, 2009 the Supreme Court of New York issued a Stipulation of Dismissal, dismissing with prejudice all of Meyers’ claims for breach of contract and quantum merit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the quarter ended April 30, 2009, three Note Holders exercised conversion rights to convert $282,435 principal and $6,289 of interest to 253,869 unregistered shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) an/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

On March 23, 2009, in accordance with the 2008 Stock Grant Program, approved by the shareholders at the 2008 Annual Meeting, 745,000 shares of restricted common stock of the Company was issued to Officers, Directors, employees and independent consultants.

Item 3. Defaults upon Senior Securities – None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders at our 2009 annual meeting of stockholders held on February 25, 2009: (1) a proposal to elect the five nominees for director named below for terms of one year each; (2) a proposal to ratify the selection of Bagell Josephs Levine & Company, L.L.C. as our independent auditors for the current fiscal year. (3) to consider and act upon a proposal to approve an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio not less than two-for–one and not greater than six-for-one ,with the exact ratio to be set in the discretion of the Board of Directors. The number of shares of common stock outstanding and eligible to vote as of the record date of January 6, 2009 was 2,868,714. Set forth below is the number of votes cast for or withheld with respect to each nominee for director and the number of votes cast for or against or abstaining, and if applicable the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

Proposal # 1 — To elect the following nominees as our directors for terms of one year each:

	For	Withheld

Robert S. Benou	1,961,323	176,031
Marc R. Benou	1,965,656	171,698
Louis S. Massad	2,013,460	123,894
Edward J. Rielly	2,016,879	120,475
David M. Peison	2,016,879	120,475

Proposal #2 — To ratify the selection of Bagell, Josephs, Levine & Company, L.L.C. as our independent auditors for the fiscal year ending July 31, 2009.

For	Against	Abstaining

2,021,434	115,767	153

Proposal # 3 – Proposal to effect a reverse split of the common stock of the Company, at a ratio not less than two-for-one and not greater than six-for-one, with the exact ration to be set within such range in the discretion of the Board of Directors, provided that the Board of Directors determines to effect the reverse stock split no later than July 1, 2009.

For	Against	Abstaining

1,752,056	354,630	30,668

Proposal #4 —To act on such other matters as may properly come before the meeting or any adjourmments.

For	Against	Abstaining

1,779,684	326,959	30,711

ITEM 5. Other Information – None

ITEM 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: June 19, 2009	By /s/ Robert S. Benou
Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)