Form 10-K
period 2009-07-31
CONOLOG CORP
filed 2009-11-13
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|   No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|   No |X|

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |X|	Smaller reporting company |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $1.80 on November 11, 2009 was $4,233,521

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of November 11, 2009 was 3,180,846.

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

LARGEST CUSTOMERS
Our major customers during fiscal 2009 and 2008:

	2009	2008

Bonneville Power Authority	$186,002	$183,270
Wunderlich-Malec (NIPSCO)	112,575	233,735
Surtek Industries	638,095	190,500
Tucson Electric Power	66,535	148,632
Defense Supply Command	75,740	31,756

	$1,078,947	$787,893

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

RESEARCH AND DEVELOPMENT

New Products –

“GlowWorm” Fiber Optic Detector, an independent standalone product for detection of fiber optic cable failures without the need to cut the cable, will be introduced in January 2010.

The CM-100 platform, is the first of its kind, direct substation hardened communication consolidator that fills the existing gap in substation communications. The hardwired CM-100 will allow our existing products, including the PDR-2000, to operate seamlessly over fiber optics together with existing substation equipment. This system is in final testing and will be ready for production in fiscal 2010.

During fiscal year 2009 we have invested $368,331 in product development.

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

During fiscal 2001, we proceeded with the design of the PDR-2000 8- channel digital transfer trip communications product. During fiscal 2001-2002 we invested approximately $774,757 to complete design of the PDR-2000, 8-channel digital transfer trip communications.

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

EMPLOYEES
As of July 31, 2009, we employed 16 people on a full-time basis, including two in management, two in sales, one clerical, one in accounting, one in purchasing, six in engineering and quality control and three in production. We have enjoyed good labor relations.

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

On May 7, 2009, The Supreme Court of New York issued a Stipulation of Dismissal, dismissing all claims asserted by Meyers Associates, with prejudice.

Allen Wolfson v. Conolog Corporation, United States District Court for the Southern District of New York, Case Number 08-cv-3790.

On April 22, 2008, Allen Wolfson filed an action against Conolog Corporation, asserting that there was a breach of contract in connection with four consulting contracts allegedly entered into with “plaintiff and entities controlled by plaintiff.” On June 10, 2008, the company filed a motion to dismiss Plaintiff’s complaint on the grounds that the Court lacks personal jurisdiction over the Company or, in the alternative, for Plaintiff’s failure to state a claim upon which relief can be granted. A Stipulation of Dismissal was issued during July 2009.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITRIES

MARKET PRICE FOR COMMON STOCK AND CLASS A WARRANTS

Our Common Stock is traded on the Nasdaq Capital Market, under the symbol CNLG.

	Common Stock

Fiscal Year 2009	High	Low

First Quarter	$5.85	$1.85
second Quarter	$3.15	$1.25
Third Quarter	$3.00	$1.37
Fourth Quarter	$2.29	$1.15

	Common Stock

Fiscal Year 2008*	High	Low

First Quarter	$11.12	$5.68
second Quarter	$7.36	$3.48
Third Quarter	$4.22	$2.80
Fourth Quarter	$3.16	$0.84

* Represents retroactive application of 1:5 reverse stock split.

As of July 31, 2009, the Company’s Common Stock was held by approximately 450 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

ITEM 6 – SELECTED FINANCIAL DATA

N/A

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Event:

The Company entered into a Subscription Agreement (the “Subscription Agreement”), dated as of August 3, 2009 ( the “Closing Date”), with three investors, pursuant to which it sold an aggregate of One Million Dollars of its principal amount of secured convertible notes (the “Notes”). On the Closing Date the Company received gross proceeds of $500,000 and $500,000 (the “Escrowed Funds”) was placed in escrow pursuant to an Escrow Agreement between the Company, the Subscribers and Grushko & Mittman, as escrow agent. The Company paid the placement agent in the transaction $50,000 in fees. Pursuant to the Subscription Agreement, the Company had to file a preliminary proxy statement with the Securities and Exchange Commission by September 2, 2009 seeking approval for the transactions contemplated by the Subscription Agreement and the Company must obtain approval of its shareholders within 90 days of the Closing Date (125 days if the SEC reviews the proxy statement.). On

September 24, 2009, the Company’s shareholders approved the transaction (the “Shareholder Approval”) and the Escrowed Funds were released. After the payment of fees in the amount of $50,000 to to the placement agent in the transaction, the Company received net proceeds of $450,000 (prior to the deduction of other fees and expenses related to the Offering).

The initial interest rate of the Notes was 4% and after the Shareholder Approval, it became 8% per annum. Interest on the notes accrues from the date of the Closing Date is payable quarterly, in arrears, commencing six months after the Closing Date and on the maturity date of the Note. The Conversion Price of the Notes is the lessor of $.78 (the “Fixed Conversion Price”) as may be adjusted (the “Initial Conversion Price”). Commencing six months after the Closing Date, the Conversion Price shall be the lessor of the Fixed Conversion Price or 75% of the lowest three closing bid prices for the Company’s common stock for the ten days prior to when the Note is converted.

The Company also issued the Subscribers Class A Warrants to purchase 2,564,103 shares of the Company’s Common Stock at $1.12 per share. The Class A warrants are exercisable for a period beginning on August 3, 2009 and terminate on August 3, 2014.

Pursuant to the Subscription Agreement, the Company also issued the Subscribers a total of 40,000 class B Warrants. The Class B Warrants entitles the Subscribers at any time after the sooner of six months from the Closing Date or after the Company obtains the Shareholder Approval, until July 3, 2012, to purchase up to $4,000,000 of principal amount of the Company’s 8% notes on the same terms as the Notes. Upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for Each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date. For each $100,000 of principal of notes purchased pursuant to the Class B Warrants, the Subscribers will surrender 1,000 Class B Warrants.

The Notes cannot be converted to the extent such conversion would cause the Subscriber, together with such holder’s affiliates, to beneficially own in excess of 4.99% of the of the Company’s outstanding common stock immediately following such conversion.

The Company also entered into a Security Agreement pursuant to which it granted the Subscribers a security interest in its assets. The security interest granted pursuant to the Security Agreement will terminate when the Approval is obtained or the Notes (including outstanding interest due thereon) are repaid.

In connection with the transaction, the Company issued the placement agent (or its employees) warrants to purchase 256,410 shares of the Company’s common stock.

The issuance and sale of the Notes and warrants pursuant to the Subscription Agreement was made in reliance upon the exemption provided in Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection of the Private Placement. The issuance of the warrant to the selling agent (including its employees and affiliates) was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.

RESULTS OF OPERATIONS

2009 COMPARED to 2008
Product revenue for the fiscal year ended July 31, 2009 totaled $1,485,298 an increase of 21.7% or $264,305 from the product revenue reported for the fiscal year ended July 31, 2008 of $1,220,993. The Company attributes this increase in revenues to long-term contract awards received during this fiscal year. Deliveries on these contracts began in early 2009.

Product cost (Material and Direct labor) for the fiscal year ended July 31, 2009 amounted to $470,392 or 31.7% of product revenues. Product cost for the fiscal year ended July 31, 2008 amounted to $467,081 or 38.2% of product revenues. The Company attributes the decrease in the current year’s product cost as a percentage of revenue and corresponding increase in the current year’s Gross Profit of $373,165 to the standardizing of costs to build our new PDR-2000 system and the outsourcing of assemblies.

For fiscal year ended July 31, 2009 the Company expensed $82,138 in obsolete inventory parts. This compares to $112,171 of obsolete inventory parts expensed during the fiscal year July 31, 2008.

Total Operating expenses for fiscal July 31, 2009 were $2,672,943 a decrease of $1,700,135 from $4,373,078 reported for fiscal July 31, 2008. The Company attributes this decrease to forgiveness of Officers Salary, reduced legal fees and a decrease in the value of stock compensation costs.

Other expenses for the fiscal year ended July 31, 2009 decreased by $2,540,274 to $695,995 from $3,236,269 for fiscal July 31, 2008. Included in this current years’ expense is a non-cash expense related to the induced conversion benefit of $552,370; a non-cash interest expense related to conversion of debt for $286,584 and the amortization of fees related to the conversion of debt for $123,274.

As a result of the foregoing, the Company reported a net loss applicable to common shares of $2,354,032 or $0.98 per share for fiscal 2009, compared to a net loss applicable to common shares of $6,967,606 or $23.49 per share (as restated for the stock reversal for fiscal 2009).

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

LIQUIDITY AND CAPITAL RESOURCES
Working capital at July 31, 2009 was $2,028,582 compared to $2,049,641 at year ended July 31, 2008.

Accounts receivable have decreased from $360,846 at July 31, 2008 to $245,980 at July 31, 2009. This decrease of $114,866 is the result of delay by customers in accepting shipments.

The Company expects to meet its cash requirements for the next twelve months through existing cash balances and cash generated from operations. However, we anticipate that we may require additional financing to expand our operations. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. The inability to obtain additional financing should it be required will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans

INFLATION
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

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment our management has concluded that our control and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

The deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely effective reviews. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the officers and directors of the Company as of October 23, 2009.

Name	Age	Position

Robert S. Benou	74	Chairman, Chief Executive Officer, Chief Financial Officer and Director

Marc R. Benou	40	President, Chief Operating Officer, Secretary and Director

Louis S. Massad	72	Director

Edward J. Rielly	40	Director

David M. Peison	40	Director

Thomas Fogg	72	Officer, Vice President-Engineering

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

The Company has a standing Audit Committee, the members of which are, Louis Massad, Edward J. Rielly and David M. Peison.

Changes in Nominating Procedures

None

Section 16(a) Compliance
Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended July 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Form 4’s for David Peison, Edward Rielly, Robert Benou and Marc Benou were not timely files. These Forms have since been filed..

Code of Ethics
The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

ITEM 10 A- EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to and accrued by each executive officer during the prior three fiscal years.

Annual Compensation						Long-Term Compensation

Name & Title	Year- End July 31st	Salary		Bonus		Restricted Stock Award		Closing Price On the Date of Restricted Stock Award	Securities Underlying Option/ SARS	Other*

Robert Benou, Chairman	2009	$110,833	(4)	$0		0		$0	—	$16,000
Chief Executive Officer	2008	$348,333		$70,000	(1)	237,500	(3)	$0.67	—	$21,500
CFO and Director	2007	$337,300		$150,000		144,000		$0.41	—	$18,000

Marc Benou, President	2009	$208,516		$0		0		$0	—	$0
Chief Operating Officer	2008	$173,949		$40,000	(2)	237,000	(3)	$0.67	—	$0
Secretary and Director	2007	$143,625		$100,000		140,000		$0.41	—	$0

Thomas Fogg	2009	$43,040		$0		0		$0	—	$0
Vice-President	2008	$43,040		$0		25,000(3)		$0.67	—	$0
Engineering	2007	$40,602		$0		10,000		$0.41	—	$0

* Other compensation consisted of a car allowance.

1.	The Company paid Robert Benou’s 2008 bonus by July 31, 2008.

2.	The Company paid Marc Benou’s bonus by July 31, 2008.

3.	On May 21, 2008, our stockholders approved the granting of 800,000 shares of our common stock to our directors, officers and employees.

4.	During fiscal 2009, Robert Benou forgave $286,467 of his salary.

     Outstanding equity awards at fiscal year end.

Name	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying of Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Benou	0	0	0	0	0	221,000	221,000	0	0

Marc Benou	0	0	0	0	0	230,000	230,000	0	0

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

EMPLOYMENT AGREEMENTS
Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2009 was $397,300 and increases by $20,000 annually on June 1st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2009 was $203,700 and he receives annual increases of $12,000 on June 1st of each year. Mr. Benou is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

COMPENSATION OF DIRECTORS
No director of the Company receives any cash compensation for his services as such, but directors may receive stock options pursuant to the Company’s stock option plan and grants of the Company’s common stock. Currently, the Company has three directors who are not employees, Messrs. Louis Massad, David Peison and Edward Rielly. The following table summarizes the compensation for our non-employee directors for the fiscal year ended July 31, 2009.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

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

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership at July 31, 2009 is based on 1,841,491 shares issued and outstanding.

Name and Title	Amount and Nature of Beneficial Ownership	Percent of Class

Robert S. Benou, Chairman, Chief Executive Officer Chief Financial Officer and Director	382,667	20.80%
Marc R. Benou, President, Chief Operating Officer, Secretary and Director	311,223	16.90%
Louis Massad, Director	35,000	1.90%
Edward J. Rielly, Director	35,000	1.90%
David M. Peison, Director	35,000	1.90%
Thomas Fogg, Vice President -Engineering	30,000	1.60%

All Officers and Directors as a Group (6 persons)	828,890	45.00%

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

3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1	Specimen Certificate for shares of Common Stock (1)

4.2	Form of common Stock Purchase Warrant, dated January 19, 2006 (2)

4.3	Form of Convertible Note, dated January 19, 2006 (2)

4.4	Form of Common Stock Purchase Warrant, dated March 12, 2007 (3)

4.5	Form of Convertible Note, dated March 12, 2007 (3)

4.6	Form of Broker’s Common Stock Purchase Warrant, dated March 12, 2007 (3)

4.7	Form of Notes as of August 3, 2009 (7)

4.8	Form of Class A Warrants (7)

4.9	Form of Class B Warrants (7)

4.10	Form of Class C Warrants (7)

10.1	Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (4)

10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (4)

10.3	Conolog Corporation 2002 Stock Option Plan (5)

10.4	Subscription Agreement dated as of January 19, 2006, among Conolog Corporation and the subscribers named therein (2)

10.5	Form of Selling Agent Agreement, dated as of January 18, 2006 (2)

10.6	Subscription Agreement dated as of March 12, 2007 (3).

10.7	Form of Subscription Agreement between Conolog Corporation and the subscribers named therein dated as of August 3, 2009 (7)

10.8	Security Agreement dated as of August 3, 2009 (7)

14.1	Code of Ethics(6)

21.1	List of Subsidiaries*

31.1	Rule 13a-14a/15d-14a Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

32.1	Section 1350 Certification of Robert Benou(PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

__________________________

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-92424).
(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed on January 25, 2006.
(3)	Incorporated by reference to Registrant’s Report on Form 8-K filed on March 14, 2007
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 0-8174) as filed on September 12, 1997.
(5)	Incorporated by reference to the Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 25, 2003.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the SEC on November 14, 2003.
(7)	Incorporated by reference to the Registrant’s Report on Form 8-K filed on August 6, 2009.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Bagell, Josephs, Levine & Company LLC was retained by the Company on September 21, 2004 to serve as its independent registered public accountants. Prior to that date, Bagell, Josephs, Levine & Company LLC did not perform any services nor receive any fees from the Company.

Audit Fee
Bagell Josephs Levine & Company LLC billed the Company in the aggregate amount of $47,500 and $45,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10Q and 10-QSB for the years ended July 31, 2009 and 2008, respectively.

Audit-Related Fees
No fees were billed for the years ended July 31, 2009 and 2008 for assurance and related services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees
No fees were billed for the years ended July 31, 2009 and 2008 for tax compliance, tax advice, or tax planning services by Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees
No fees were billed to the company by Bagell, Joseph, Levine & Company LLC for the years ended July 31, 2009 and 2008 for services not described above.

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

Conolog Corporation

	By:	/s/ Robert S. Benou
November 12, 2009	Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

November 12, 2009	/s/Robert S. Benou
Chairman, Chief Executive Officer and
Chief Financial Officer

November 12, 2009	/s/Marc R. Benou
President, Chief Operating Officer, Secretary and
Director

November 12, 2009	/s/Edward J. Rielly
Director

November 12, 2009	/s/David M. Peison
Director

Conolog Corporation and Subsidiaries

Consolidated Financial Statements

July 31, 2009 and 2008

Annual Report on Form 10-K

Item 8

Consolidated Financial Statements

July 31, 2009 and 2008

Conolog Corporation and Subsidiaries

Somerville, New Jersey

Form 10-K
Index to the Consolidated Financial Statements
Conolog Corporation and Subsidiaries
July 31, 2009 and 2008

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Suite J
406 Lippincott Drive
Marlton, New Jersey 08053
(856) 355-5900 Fax (856) 396-0022
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Conolog Corporation
Somerville, New Jersey

          We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiaries (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended July 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conolog Corporation and Subsidiaries as of July 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the years in the two year period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey

NOVEMBER 12, 2009

CONOLOG CORPORATION AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2009 AND 2008

ASSETS
	2009	2008

Current Assets:
Cash and cash equivalents	$27,358	$680,647
Certificate of deposit	-	600,182
Accounts receivable, net of allowance	245,980	360,846
Prepaid expenses and consulting fees	70,843	46,367
Current portion of note receivable	14,864	14,864
Inventory	1,395,452	850,507
Other current assets	551,937	568,529

Total Current Assets	2,306,434	3,121,942

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	520,622	209,380
Leasehold improvements	30,265	30,265

Total property and equipment	2,371,802	2,060,560
Less: accumulated depreciation	(1,975,098)	(1,951,725)

Net Property and Equipment	396,704	108,835

Other Assets:
Deferred financing fees, net of amortization	8,445	295,030
Note receivable, net of current portion	69,846	80,495

Total Other Assets	78,291	375,525

TOTAL ASSETS	$2,781,429	$3,606,302

The accompanying notes are an integral part of the consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2009 AND 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2009	2008

Current Liabilities:
Accounts payable	$217,456	$165,601
Accrued expenses	26,132	61,957
Current Convertible debenture, net of discount	34,318	824,853

Total Current Liabilities	277,906	1,052,411

Non-Current Liabilities:	$-	$-

Total Liabilities	277,906	1,052,411

Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding at July 31, 2009 and 2008, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2009 and 2008, respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 1,842,485 and 558,488* shares issued and outstanding at July 31, 2009 and 2008 respectively including 2 shares held in treasury.	18,425	5,574 *
Contributed capital	52,385,432	50,025,998 *
Accumulated deficit	(49,173,964)	(46,819,934)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(672,733)	(604,110)

Total Stockholders’ Equity	2,503,523	2,553,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,781,429	$3,606,302

*Represents retroactive application of 1:5 reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	2009	2008

OPERATING REVENUES
Product revenue	$1,485,298	$1,220,993

Cost of product revenue
Materials and labor used in production	470,392	467,081
Write down of obsolete inventory parts	-	112,171

Total Cost of product revenue	470,392	579,252

Gross Profit (Loss) from Operations	1,014,906	641,741

Selling, general and administrative expenses
General and adminitsrative	1,235,301	2,094,819
Stock compensation	715,242	1,319,400
Stock compliance	203,006	230,396
Research and development	57,089	150,173
Professional fees	291,741	412,119
Marketing and trade shows	170,564	166,171

Total selling, general and admintrative expenses	2,672,943	4,373,078

Loss Before Other Income (Expenses)	(1,658,037)	(3,731,337)

OTHER INCOME (EXPENSES)
Interest expense	(102,379)	(77,922)
Interest income	16,265	92,485
Other income	352,347	112,485
Induced conversion cost	(552,370)	(1,387,087)
Write off of discount on converted debt	-	(864,892)
Amortization of deferred loan discount	(286,584)	(606,598)
Amortization of deferred financing fees	(123,274)	(504,740)

Total Other Income (Expense)	(695,995)	(3,236,269)

Loss before provision for income taxes	(2,354,032)	(6,967,606)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,354,032)	$(6,967,606)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.98)	$(23.49)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,396,924	296,676 *

*Represents retroactive application of 1:5 reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	Series A		Series B								Contributed					Total

	Preferred Stock		Preferred Stock		Common Stock				Contributed		Capital -	Accumulated	Treasury	Deferred	Prepaid	Stockholders’

	Shares	Amount	Shares	Amount	Shares		Amount		Capital		Warrants	Deficit	Stock	Compensation	Consulting	Equity

Balance at July 31, 2007	155,000	$77,500	1,197	$597	193,824	*	$1,938	*	$40,915,310	*	$3,857,593	$(39,852,326)	$(131,734)	$(1,319,400)	$(120,600)	$3,549,478

Conversion of convertible debenture					149,018	*	1,490	*	1,871,754	*						1,873,244
Shares issued for services to be provided					5,000	*	50	*	19,840	*					(19,890)	19,890
Induced conversion cost									1,387,087	*						1,387,087
Sale of Equity					47,650	*	477	*	1,333,723	*						1,334,200
Interest paid with stock					7,001	*	70	*	38,128	*						38,198
Common shares issued to officers, directors and employees for fiscal 2007					154,900	*	1,549	*	602,561	*				(604,110)		-
Amortization officers, directors and employee compensation														1,319,400		1,319,400
Net loss for the Year												(6,967,606)				(6,967,606)

Balance at July 31, 2008	155,000	$77,500	1,197	$597	557,393	*	$5,574	*	$46,168,403	*	$3,857,593	$(46,819,932)	$(131,734)	$(604,110)	$(140,490)	$2,553,891

Conversion of convertible debenture					636,571		6,366		907,443							913,809
Reversal of Shares issued for services to be provided					(5,000)		(50)		(19,840)						19,890	(19,890)
Shares issued for services to be provided					25,500		255		47,430						(47,685)	47,685
Induced conversion cost									552,370							552,370
Interest paid with stock					51,527		515		93,933							94,448
Reversal of Common shares issued to officers, directors and employees for fiscal 2009					(144,000)		(1,440)		(560,160)					561,600		-
Common shares issued to officers, directors and employees for fiscal 2009					720,494		7,205		1,338,260					(1,345,465)		-
Amortization officers, directors and employee compensation														715,242	23,842	715,242
Net loss for the Year												(2,354,032)				(2,354,032)

Balance at July 31, 2009	155,000	$77,500	1,197	$597	1,842,485		$18,425		$48,527,839		$3,857,593	$(49,173,964)	$(131,734)	$(672,733)	$(144,443)	$2,503,523

*Represents retroactive application of 1:5 reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,354,032)	$(6,967,606)
Adjustments to reconcile net loss to net cash used in operations:	-
Depreciation	23,373	24,000
Amortization of deferred compensation	715,242	1,319,400
Amortization of prepaid consulting expense	43,732	120,600
Write off of discount on converted debt	77,500	864,892
Induced conversion cost	552,370	1,387,087
Amortization of deferred loan discount	286,584	606,598
Amortization of deferred financing fees	123,274	504,740
Write down of obsolete inventory parts	82,138	112,171
Changes in assets and liabilities	-
(Increase) decrease in accounts receivable	114,866	(296,078)
(Increase) decrease in prepaid expenses	(24,476)	(24,157)
(Increase) in inventories	(627,083)	(423,824)
(Increase) decrease in other current assets	16,592	(123,393)
Increase in accounts payable and accrued expenses	17,042	104,213

Net cash used in operations	(952,878)	(2,791,357)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(311,242)	-
Purchase of certificates of deposit	-	(3,697,670)
Redemption of certificates of deposit	600,182	5,134,818

Net cash used in investing activities	288,940	1,437,148

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock and warrants	-	1,334,200
Proceeds from note receivable	10,649	13,645

Net cash provided by financing activities	10,649	1,347,845

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(653,289)	(6,364)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	680,647	687,011

CASH AND CASH EQUIVALENTS - END OF YEAR	27,358	680,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$7,931	$15,323

Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$913,809	$1,873,244

Common stock issued for serices to be provided	$47,685	$19,890

Common stock issued for deferred compensation	$1,345,465	$604,110

Common stock issued for accrued interest	$94,448	$38,198

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

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

Certificates of Deposits

At July 31, 2008, the Company had one six month certificate of deposit totaling $600,182, with interest at a rate of 4.3% which matured September 2008. At July 31, 2009 the Company did not have a certificate of deposit.

Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Depreciation was $23,373 and $24,000 for the years ended July 31, 2009 and 2008, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Research and Development
Research and Development costs are expensed as incurred. Research and Development costs were $57,089 and $150,173 for the years ended July 31, 2009 and 2008 respectively.

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

Other Current Assets

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2009 and 2008, the Company entered into agreements to sell its unused NOL’s. Other current assets at July 31, 2009 and 2008 represent the gross proceeds to be received under such contracts.

Advertising / Public Relations Costs
Advertising/Public Relations costs are charged to operations when incurred. These expenses were $37,521 and $41,795 for the years ended July 31, 2009 and 2008, respectively.

Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and amounted to $30,583 and $17,491 for the years ended July 31, 2009 and 2008, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

Loss Per Share of Common Stock

Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earnings per share available to common shareholders. The number of weighted average shares used in the computations was 2,396,924 and 296,676 (adjusted for a 1:5 reverse stock split) for 2009 and 2008 respectively. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2009 and 2008 would be anti-dilutive.

Anti-dilutive shares are not included in the calculation of Earnings per Share.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Loss Per Share of Common Stock (Continued)
The effect of assuming the exercise of outstanding warrants at July 31, 2009 would be anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31, 2009	July 31, 2008

Net Loss	$(2,354,032)	$(6,967,606)

Weighted-average common shares outstanding (Basic)	2,396,924	296,676	*
Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	2,396,924	296,676	*

*Represents retroactive application of 1:5 reverse stock split.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements

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

Also in February 2007 the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 effective for financial statements issued for fiscal years beginning after December 15, 2008.. The Company does not expect FAS 160 to have a material impact on its results or financial statements.

In March 2008 the FASB issued Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No.133 effective for financial statements issued for fiscal years beginning after November 15, 2007.. This Statement requires enhanced disclosures about an entity’s derivatives and hedging activities and thereby improves the transparence of financial reporting. The Company does not expect FAS 161 to have a material impact on its results or financial statements.

In May 2009 the FASB issued Financial Accounting Standards No. 165, Subsequent Events, effective for financial statements issued for fiscal years beginning after June 15, 2009. The objective of this Statement is to establish principles and requirements for subsequent events. The Company does not expect FAS 165 to have a material impact on its results or financial statements.

In June 2009 the FASB issued Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets, an amendment of FASB Statement No. 140. The Company does not expect FAS 165 to have a material impact on its results or financial statements.

In June 2009 the FASB issued Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R). The Company does not expect FAS 165 to have a material impact on its results or financial statements.

In June 2009 the FASB issued Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement of FASB No. 162. The Company does not expect FAS 165 to have a material impact on its results or financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 3-	INVENTORY

Inventory consisted of the following as of July 31,

	2009	2008

Finished Goods	$841,098	$560,903
Work-in-process	38,368	32,033
Raw materials	515,986	257,571

	$1,395,452	$850,507

NOTE 4-	RENTAL COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $55,680 and $55,680 during the years ended July 31, 2009 and 2008, respectively. The Company currently leases its facilities on a month-to-month basis.

NOTE 5-	DEFERRED FINANCING FEES

The Company has deferred financing fees of $8,445 and $295,030 for July 31, 2009 and 2008, respectively. These deferred financing fees will be amortized over the life of the loans. Amortization expense for these fees for the years ended July 31, 2009 and 2008 were $123,274 and $504,740 respectively.

NOTE 6-	DEFERRED COMPENSATION

Pursuant to the Corporation 2008 Stock Incentive Plan, 720,494 common shares of Company stock were issued to current Officers, Directors and Employees during fiscal 2009. These shares were recorded at a value of $1,345,465 and will be expensed during the July 31, 2010 fiscal year.

NOTE 7-	NOTE RECEIVABLE

The Company entered into an Agreement to Rescind Asset Purchase Agreement, dated October 22, 2002. This Agreement requires the repayment of $148,640, consisting of principal and interest accrued to July 31, 2004. Payments of $1,607 (principal of $1,239 and interest at 5% of $368) begin December 30, 2004 and will continue monthly until the full balance is repaid. The balance of this Note at July 31, 2009 was $84,710.

NOTE 8 -	OTHER CURRENT ASSETS
The income tax (benefit) is comprised of the following:

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2009, the Company entered into an agreement under which it will sell $551,937 of its NOL carryover. The total net proceeds of this transaction will amount to approximately $486,000 and a portion is recorded as other income in the accompanying financial statements.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses.

The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards. The Company has established a valuation allowance at the full value of the deferred tax asset.

At July 31, 2009 and 2008, the Company has net operating loss carryforwards for federal and state income tax (Book) purposes of approximately $49,000,000 and $46,800,000 respectively, which is available to offset future Federal and State taxable income through 2029.

There was no provision for income taxes for the year ended July 31, 2009 and July 31, 2008.

	2009	2008

Deferred tax asset
	$17,150,000	$16,380,000
Less: Valuation allowance	$(17,150,000)	$(16,380,000)

	-	-

NOTE 9- PROFIT SHARING PLAN

The Company sponsors a qualified profit sharing plan that covers substantially all full time employees. Contributions to the plan are discretionary and determined annually by management. No contributions to the plan were made during the years ended July 31, 2009 and 2008.

The Plan also provides an employee savings provision (401(k) plan whereby eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For tax year 2009 this maximum allowable deferred contribution was $16,500 ($21,500 for employee over age 59 ½). The Company made matching contributions to the plan of $98,893 and $180,619 for the fiscal years ended July 31, 2009 and 2008 respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 10- STOCKHOLDERS’ EQUITY

The Series A Preferred Stock provides 4% cumulative dividends, which were $123,883 ($0.80 per share) in arrears at July 31, 2009. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $48,000 per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $41,016 ($34.27 per share) in arrears at July 31, 2009. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock.

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
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

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

On November 2, 2007, the Company issued and sold in a private placement (the “Private Placement”), an aggregate of 953,000 shares of common stock (the “Common Shares”) at a purchase price of $1.40 per share, and warrants to purchase 476,500 shares of the Company’s common stock, which are exercisable for a period commencing six months from November 2, 2007 for five years to November 2, 2012, at an exercise price of $1.66 per share (the “Subscriber Warrants”). From the sale of the Common Shares, the Company received net proceeds of $1,163,268 after deducting attorneys’ fees, printing fees and other miscellaneous fees related to the Private Placement.

On March 20, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310(c)(4), in accordance with Marketplace Rule 4310(c) (8)(D), the Company will be provided 180 calendar days, or until September 16, 2008, to regain compliance. If at any time before September 16, 2008, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of 10 consecutive business days Nasdaq will provide written notification that the Company complies with the rule.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

On May 21, 2008, a Special Meeting of the Company’s shareholders approved a proposed amendment to the company’s certificate of incorporation to effect a one-for-four reverse split of the Company’s common stock which was subsequently approved by the Company’s board of directors.

On June 25, 2008 Conolog received a Nasdaq Notification Letter stating that the bid price of the Company’s common stock has closed above the minimum $1.00 per share requirement for at least 10 consecutive trading days and accordingly has regained compliance with Marketplace Rule 4310 (c) (4).

On August 26, 2008 Conolog received a Nasdaq Staff Deficiency Letter stating that, as the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market set forth in Marketplace Rule 4310(c)(4), in accordance with Marketplace Rule 4310(c) (8)(D), the Company was provided 180 calendar days, or until February 23, 2009, to regain compliance. During that period the Company regained compliance and was provided with notification of compliance from NASDAQ.

On February 25, 2009, a the Annual Meeting of the Company’s shareholders approved a proposed amendment to the company’s certificate of incorporation to effect a one-for-five reverse split of the Company’s common stock which was subsequently approved by the Company’s board of directors.

A summary of the Company’s warrant activity is as follows:

		Year End July 31,		Weighted average Exercise Price
	Number of Original Warrants	2008	2009

		1 X 4	1 X 5

Balance st July 31, 2004	470,000			$1.69
Exercised September 2004	(270,000)			$1.59

	200,000	8,333	1,667	$202.80

Issued February 2005	958,549			$1.25
Exercised February 2005	(200,000)			$1.84

	758,549	31,606	6,321	$150.00

Issued July 2005	1,440,000	60,000	12,000	$40.56

Issued January 2006	1,200,000			$0.96
Exercised February 2007	(1,191,667)

	8,333	2,083	417	$25.00

Issued March 2007		423,750	84,750	$57.60
Issued November 2007		119,125	23,825	$33.20

Balance July 31,		644,897	128,979	$3.83

NOTE -11 CONVERTIBLE DEBENTURES

On March 12, 2007 a private placement of an aggregate of $2,825,000, principal amount, of Convertible Debentures was placed with eight investors. The Convertible Debentures are convertible into an aggregate of 1,412,500 shares of the common stock of the Company.

The balance of any un-converted note with simple and unpaid interest (at 6%) will mature on March 12, 2009.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

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

On September 8, 2008, The Company has reduced the exercise price of the warrants issued in connection with the Subscription Agreement, dated March 12, 2007 (the “Subscription Agreement”), from $1.20 per share to $0.50 per share. As a result of the reduction of the warrant exercise price, pursuant to Section 12 (b) of the Subscription Agreement, the conversion price of the Convertible Notes issued in connection with the Subscription Agreement is now $0.50 per share. Any shares in excess of the shares that already have been registered for sale on conversion of the Notes will not be registered under the Securities Act of 1933, as amended, and, therefore, may not be offered for sale, pledged or hypothecated in the absence of an effective registration statement or an opinion of counsel reasonably satisfactory to the Company that such registration is not required. As a result of the above reductions in exercise and conversion prices, as of October 15, 2008 investors have converted $285,042 of debt for 570,084 common stock shares. The Company recognized an Induced Conversion cost related to these conversions of approximately $180,500.

On March 9, 2009, the Company and holders of its outstanding Convertible Notes agreed that the Maturity Date of the Notes shall be August 31, 2009; the holders of the Notes may convert any principal amount or interest remaining on the Note at an applied conversion rate equal to the lessor of (A) the Fixed Conversion Price or (B) seventy-five percent of the average closing bid price of the Common Stock for the five trading days preceding the date of Notice of Conversion.

The balance of these Convertible debentures at July 31, 2009 was $ 37,950. This final note was converted on August 18, 2009.

NOTE 12-	MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Year Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

2009	$1,485,298	$946,672	3	63.7%
2008	$1,220,993	$756,137	4	61.9%

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

NOTE 13-	STOCK OPTION PLAN

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

As of July 31, 2009 and 2008, there had been no shares granted under the 2002 Plan.

NOTE 14-	SECURITIES ISSUED FOR SERVICES

During fiscal year July 31, 2009, the Company issued 25,500 shares of common stock to a consultant for services. These shares were for services that extend into the future and are amortized against invoices billed by the consultants for actual services rendered in fiscal year 2010.

During fiscal year July 31, 2008, the Company issued 25,000 shares of common stock to a consultant for services. These shares were for services that extend into the future and are amortized against invoices billed by the consultants for actual services rendered in fiscal year 2009.

These services will be performed in fiscal year 2010 and expensed at their fair value of consideration received at the date of the agreement in accordance with EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”.

NOTE 15-	CONTINGENCIES

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

On May 7, 2009, The Supreme Court of New York issued a Stipulation of Dismissal, dismissing all claims asserted by Meyers Associates, with prejudice.

Allen Wolfson v. Conolog Corporation, United States District Court for the Southern District of New York, Case Number 08-cv-3790.

On April 22, 2008, Allen Wolfson filed an action against Conolog Corporation, asserting that there was a breach of contract in connection with four consulting contracts allegedly entered into with “plaintiff and entities controlled by plaintiff.” On June 10, 2008, the company filed a motion to dismiss Plaintiff’s complaint on the grounds that the Court lacks personal jurisdiction over the Company or, in the alternative, for Plaintiff’s failure to state a claim upon which relief can be granted. A Stipulation of Dismissal was issued during July 2009.

NOTE 16–	RECLASSIFICATION

Certain reclassifications have been made to the July 31, 2008 consolidated financial statements to conform to the 2009 presentation. These had no effect on net loss or cash flow for the year ended July 31, 2008.

NOTE 17-	SUBSEQUENT EVENTS

Conolog Corporation (the “Company”) entered into a Subscription Agreement (the Subscription Agreement”), dated as of August 3, 2009 ( the “Closing Date”), with three investors, pursuant to which it sold an aggregate of One Million Dollars of its principal amount of secured promissory notes (the “Notes”). On the Closing Date the Company received gross proceeds of $500,000 and $500,000 (the “Escrowed Funds”) was placed in escrow pursuant to an Escrow Agreement between the Company, the Subscribers and Grushko & Mittman, as escrow agent. Pursuant to the Subscription Agreement, the Company must file a preliminary proxy statement with the Securities and Exchange Commission by September 2, 2009 seeking approval for the transactions contemplated by the Subscription Agreement and the Company must obtain approval of its shareholders within 90 days of the Closing Date (125 days if the SEC reviews the proxy statement.). Provided shareholder approval is obtained (the “Shareholder Approval”), the Company will receive the Escrowed Funds. In the event that the Shareholder Approval is not obtained (“Shareholder Rejection”), the amount of the Note will decrease to $500,000 and the Escrowed Funds will be returned to the Subscribers. The initial interest rate of the Notes is 4% per annum and upon the shareholder Approval or a Rejection the interest rate will be 8% per annum. Interest shall accrue from the date of the Closing Date and shall be payable quarterly, in arrears, commencing six months after the Closing Date and on the maturity date of the Note. The Conversion Price of the Notes is the lessor of $.78 (the “Fixed Conversion Price”) as may be adjusted (the “Initial Conversion Price”). Commencing six months after the Closing Date, the Conversion Price shall be the lessor of the Fixed Conversion Price or 75% of the lowest three closing bid prices for the Company’s common stock for the ten days prior to when the Note is converted.

The Company also issued the Subscribers Class A Warrants to purchase 1,282,051 shares of the Company’s Common Stock at $1.12 per share. The Class A warrants are exercisable for a period beginning on August 3, 2009 and terminate on August 3, 2014. Pursuant to the Subscription Agreement, the Company also issued the Subscribers a total of 40,000 class B Warrants.

The Class B Warrants entitles the Subscribers at any time after the sooner of six months from the Closing Date or after the Company obtains the Approval until July 3, 2012, to purchase up to $4,000,000 of principal amount of the Company’s 8% notes on the same terms as the Notes and 1,000 warrants to purchase 128,205 shares of the Company’s Common Stock at a per share purchase price equal to the lessor of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

For each $100,000 of principal of notes purchased pursuant to the Class B Warrants, the Subscribers will surrender 1,000 Class B Warrants.

The Notes cannot be converted to the extent such conversion would cause the Subscriber, together with such holder’s affiliates, to beneficially own in excess of 4.99% of the of the Company’s outstanding common stock immediately following such conversion.

The Company also entered into a Security Agreement pursuant to which it granted the Subscribers a security interest in its assets.

The security interest granted pursuant to the Security Agreement will terminate when the Approval is obtained or the Notes, including outstanding interest due thereon) are repaid.

The Company paid Garden State Securities, Inc., the selling agent for this transaction, a cash fee of $100,000 (10% of the aggregate gross proceeds received by the Company) and issued Garden State (or its employees) warrants to purchase 256,410 shares of the Company’s common stock (20% the shares issuable to the subscribers upon conversion of the Notes).

Immediately after the closing for the sale of the Notes, 1,841,491 shares of the Company’s common stock were issued and outstanding.

At a Special Meeting of Shareholders held on September 24, 2009, the Shareholder Approval was obtained. As a result, the Escrowed Funds were released and after the payment of fees in the amount of $50,000 to Garden State Securities, Inc., the placement agent for the transaction, the Company received net proceeds of $450,000 (prior to the deduction of other fees and expenses related to the Offering).

At the Special Meeting of Shareholders held on September 24, 2009, Shareholder approval was obtained for the Company’s 2009 Restrictive Stock Incentive Plan.

On September 28, 2009, the Company entered into an Advisory Service Agreement with Garden State Securities Inc. (GSS) to perform certain Advisory and Business services. The Board of Directors has approved the Company to issue 200,000 restricted common shares to GSS.

On October 21, 2009, Two holders of the Company’s outstanding Convertible Notes dated August 3, 2009 converted principal amounts of $221,256 and interest amounts of $3,855 and issued a total of 288,605 restricted common shares.

After the above transactions, 3,180,846 shares of the Company’s common stock were issued and outstanding.