Form 10-Q
period 2009-10-31
CONOLOG CORP
filed 2009-12-15
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2009

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

The number of shares of common stock outstanding as of December 5, 2009 was 3,180,846.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS
	October 31, 2009	July 31, 2009

Current Assets:
Cash and cash equivalents	$465,744	$27,358
Certificate of deposit	-	-
Accounts receivable, net of allowance	233,634	245,980
Prepaid expenses	416,310	70,843
Current portion of note receivable	14,864	14,864
Inventory	1,392,106	1,395,452
Other current assets	559,052	551,937

Total Current Assets	3,081,710	2,306,434

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	429,765	429,765
Automobiles	34,097	34,097
Computer software	552,684	520,622
Leasehold improvements	30,265	30,265

Total property and equipment	2,403,864	2,371,802
Less: accumulated depreciation	(1,979,100)	(1,975,098)

Net Property and Equipment	424,764	396,704

Other Assets:
Deferred financing fees, net of amortization	116,667	8,445
Note receivable, net of current portion	68,239	69,846

Total Other Assets	184,906	78,291

TOTAL ASSETS	$3,691,380	$2,781,429

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	October 31, 2009	July 31, 2009

Current Liabilities:
Accounts payable	$139,506	$217,456
Accrued expenses	6,664	26,132
Current convertible debenture, net of discount	-	34,318

Total Current Liabilities	146,170	277,906

Non-Current Liabilities:
Current Convertible debenture, net of discount	778,743	-

Total Liabilities	924,913	277,906

Stockholders’ Equity
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding at October 31, 2009 and July 31, 2009, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 2,000,000 shares authorized; 1,197 shares issued and outstanding at October 31, 2009 and July 31, 2009, respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 2,380,846 and 1,842,485 shares issued and outstanding at October 31, 2009 and July 31, 2009 respectively including 2 shares held in treasury	23,808	18,425
Contributed capital	53,060,896	52,385,432
Accumulated deficit	(49,928,233)	(49,173,964)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(336,367)	(672,733)

Total Stockholders’ Equity	2,766,467	2,503,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,691,380	$2,781,429

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,
	2009	2008

OPERATING REVENUES
Product revenue	$468,096	$456,681

Cost of product revenue
Materials and Labor used in production	196,883	104,305

Total cost of product revenue	196,883	104,305

Gross Profit from Operations	271,213	352,376

Selling, general and administrative expenses
General and administrative	373,731	321,876
Stock Compensation	336,366	-
Stock Compliance	60,483	80,623
Professional fess	123,434	61,100
Marketing and trade shows	59,276	55,545

Total selling, general and administrative expenses	953,290	519,144

Loss Before Other Income (Expenses)	(682,077)	(166,768)

OTHER INCOME (EXPENSES)
Interest expense	(6,433)	(55,134)
Interest income	860	11,329
Induced conversion cost	(31,208)	(180,505)
Amortization of deferred loan discount	-	(50,762)
Amortization of deferred loan cost	(35,411)	(118,012)

Total Other Income (Expense)	(72,192)	(393,084)

Loss before provision for income taxes	(754,269)	(559,852)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(754,269)	$(559,852)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.35)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,158,540	3,111,189

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended October 31, 2009 and 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(754,269)	$(559,852)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,002	4,000
Amortization of deferred compensation	336,366	-
Induced conversion cost	31,208	180,505
Amortization of deferred loan discount	3,631	50,762
Amortization of deferred financing fees	31,779	118,012
Stock issued for services to be provided	384,000	-
Stock issued for interest	6,433	-
Changes in assets and liabilities
Decrease (increase) in accounts receivable	12,346	(11,593)
Decrease (increase) in accounts receivable - other	(7,115)	(10,429)
(Increase) in prepaid expenses	(345,467)	(238,650)
(Increase) in inventories	3,346	(126,641)
(Decrease) in accounts payable	(77,950)	(13,361)
(Decrease) in accrued expenses and other liabilities	(19,468)	(9,365)

Net cash used in operations	(391,158)	(616,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,062)	-
Redemption of certificates of deposit	-	600,182

Net cash provided by (used in) investing activities	(32,062)	600,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	1,000,000	-
Payment of financing fees related to convertible debentures	(140,000)	-
Proceeds from note receivable	1,607	4,950

Net cash provided by financing activities	861,607	4,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	438,387	(11,480)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	27,358	680,647

CASH AND CASH EQUIVALENTS - END OF PERIOD	$465,745	$669,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$2,582

Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$259,206	$300,042

Common stock for services to be provided	$384,000	$-

Common stock issued for accrued interest	$6,433	$52,552

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009
(Unaudited)

Note 1 – Unaudited Financial Statements

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2009 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented. Results of operations for the three months ended October 31, 2009 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2010.

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

As a result of the above reductions in exercise and conversion prices, for the three months ended October 31, 2009 investors have converted $37,950 of debt for 46,592 common stock shares. The Company has recognized an Induced Conversion cost related to these conversions of $31,208 for the three months ended October 31, 2009 compared to a $180,506 Induced Conversion cost for the same three month period last year.

Conolog Corporation (the “Company”) entered into a Subscription Agreement (the” Subscription Agreement”), dated as of August 3, 2009 ( the “Closing Date”), with three investors, pursuant to which it sold an aggregate of One Million Dollars of its principal amount of secured promissory notes (the “Notes”). On the Closing Date the Company received gross proceeds of $500,000 and $500,000 (the “Escrowed Funds”) was placed in escrow pursuant to an Escrow Agreement between the Company, the Subscribers and the escrow agent. Pursuant to the Subscription Agreement, the Company must file a preliminary proxy statement with the Securities and Exchange Commission by September 2, 2009 seeking approval for the transactions contemplated by the Subscription Agreement and the Company must obtain approval of its shareholders within 90 days of the Closing Date (125 days if the SEC reviews the proxy statement.). Provided shareholder approval is obtained (the “Shareholder Approval”), the Company will receive the Escrowed Funds. In the event that the Shareholder Approval is not obtained (“Shareholder Rejection”), the amount of the Note will decrease to $500,000 and the Escrowed Funds will be returned to the Subscribers.
The initial interest rate of the Notes is 4% per annum and upon the shareholder Approval or a Rejection the interest rate will be 8% per annum. Interest shall accrue from the date of the Closing Date and shall be payable quarterly, in arrears, commencing six months after the Closing Date and on the maturity date of the Note. The Conversion Price of the Notes is $.78 (the “Fixed Conversion Price”) as may be adjusted (the “Initial Conversion Price”). Commencing six months after the Closing Date, the Conversion Price shall be the Fixed Conversion Price or 75% of the lowest three closing bid prices for the Company’s common stock for the ten days prior to when the Note is converted.
The Company also issued the Subscribers Class A Warrants to purchase 1,282,051 shares of the Company’s Common Stock at $1.12 per share. The Class A warrants are exercisable for a period beginning on August 3, 2009 and terminate on August 3, 2014. Pursuant to the Subscription Agreement, the Company also issued the Subscribers a total of 40,000 class B Warrants.
The Class B Warrants entitles the Subscribers at any time after the sooner of six months from the Closing Date or after the Company obtains the Approval until July 3, 2012, to purchase up to $4,000,000 of principal amount of the Company’s 8% notes on the same terms as the Notes and 1,000 warrants to purchase 128,205 shares of the Company’s Common Stock at a per share purchase price equal to 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants.
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
The Company paid the selling agent for this transaction, a cash fee of $100,000 (10% of the aggregate gross proceeds received by the Company) and issued warrants to purchase 256,410 shares of the Company’s common stock ( 20% of the shares issuable to the subscribers upon conversion of the Notes).

At a Special Meeting of Shareholders held on September 24, 2009, the Shareholder Approval was obtained. As a result, the Escrowed Funds were released and after the payment of fees in the amount of $50,000 to the placement agent for the transaction. The Company received net proceeds of $450,000 (prior to the deduction of other fees and expenses related to the Offering).

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

On October 21, 2009, Two holders of the Company’s outstanding Convertible Notes dated August 3, 2009 converted principal amounts of $221,256 and interest amounts of $3,855 and issued a total of 288,605restricted common shares.

After the above transactions, 3,180,846 shares of the Company’s common stock will be issued and outstanding.

Note 3 – Major Customers

The Company’s revenues from three customers accounted for $339,769 or 72% of total revenues in the three months ended October 31, 2009. Each of these three customers accounted for 10% or more of total revenues, which is the definition of a major customer. Accounts receivable from these same three customers at October 31, 2009 amounted to $156,664 of 66.7% of total accounts receivable.

Note 4 – Subsequent Events

On November 30, 2009, the Company filed a Preliminary Prospectus, Form S-1, subject to completion. This prospectus relates to the public offering of up to 635,070 shares of common stock, par value $0.01 per share, of Conolog Corporation, by the selling stockholder, which is issuable upon exercise of warrants with an exercise price of $1.12. The number of shares being registered is 33% of the shares held by non-affiliates of the company. The Form S-1 went effective as of December 11, 2009.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2009

          Product revenues for the three months ended October 31, 2009 totaled $468,096, representing an increase of 3% from $456,681 for the same three month period last year. The Company attributes this three month increase to more timely order releases from utilities.
          Product Cost (Material and Direct Labor) for the three months ended October 31, 2009 and 2008 totaled $196,883 and $104,305 respectively.
          Gross Profit for the three months ended October 31, 2009 and 2008 amounted to $271,213 or 58% and $352,376 or 77% respectively.
          Selling, general and administrative expenses for the three months ended October 31, 2009 amounted to $953,290, an increase of $434,146 from the same period last year. The Company attributes this primarily to an increase of $62,334 for professional fees and services and the amortization of $336,366 for the annual stock grant program.
          Non-cash non-operating expenses for the three-month period totaled $72,192 and consisted primarily of expenses related to the induced conversion cost of $31,208 and $35,411 for amortization of deferred financing fees.
          As a result of the foregoing, the Company reported a net loss from operations of ($754,269) or ($0.35) per share compared to a loss of ($559,853) or ($0.18) per share for the three months ended October 31, 2009 and 2008, respectively.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment decreased from $1,395,452 at July 31, 2009 to $1,392,106 for the three months ended October 31, 2009, a decrease of $3,346.
          Accounts Receivable-trade decreased to $233,634 for the three months ended October 31, 2009 from $245,980 as of July 31, 2009.
          The Company expects to meet its cash requirements for the next twelve months through existing cash balances and cash generated from operations. However, we anticipate that we may require additional financing to expand our operations.

STATEMENT REGARDING PRESENT OPERATIONS

          There were no material changes in the nature of the operations of the Registrant during the three months ended October 31, 2009. Detailed information is contained in the Registrant’s annual report on Form 10-K for the fiscal year ended July 31, 2009.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of (90) days of the filing date of Form 10-K Annual Report. Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31,2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment our management has concluded that our control and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the quarter ended October 31, 2009, two Note Holders exercised conversion rights to convert $259,206 principal and $6,433 of interest to 338,363 unregistered shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) an/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities – None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At a Special Meeting of Shareholders held on September 24, 2009, the Shareholder Approval was obtained. As a result, the Escrowed Funds related to the August 3rd Subscription Agreement were released and after the payment of fees in the amount of $50,000 to Garden State Securities, Inc., the placement agent for the transaction, the Company received net proceeds of $450,000 (prior to the deduction of other fees and expenses related to the Offering).

          At the Special Meeting of Shareholders held on September 24, 2009, Shareholder approval was obtained for the Company’s 2010 Restrictive Stock Incentive Plan.

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

CONOLOG CORPORATION

Date: December 15, 2009	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)