Form 10-Q
period 2010-01-31
CONOLOG CORP
filed 2010-03-22
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2010

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

The number of shares of common stock outstanding as of March 15, 2010 was 6,965,039.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	January 31, 2010	July 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$547,890	$27,358
Accounts receivable, net of allowance	63,260	245,980
Prepaid expenses	42,680	70,843
Prepaid service agreements	498,200	—
Current portion of note receivable	14,864	14,864
Inventory	1,484,351	1,395,452
Other current assets	328,546	551,937

Total Current Assets	2,979,791	2,306,434

Property and equipment:

Net Property and Equipment	420,765	396,704

Other Assets:
Other non-current assets	223,411	—
Deferred financing fees, net of amortization	134,539	8,445
Note receivable, net of current portion	68,239	69,846

Total Other Assets	426,189	78,291

TOTAL ASSETS	$3,826,745	$2,781,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$117,875	$217,456
Accrued expenses	10,097	26,132
Derivative Liability	557,466
Current Convertible debenture, net of discount	—	34,318

Total Current Liabilities	685,438	277,906

Non-Current Liabilities:

Convertible debenture, net of discount	$45,132	—

Total Liabilities	730,570	277,906

Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized;155,000 shares issued and outstanding	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 500,000 shares authorized; 1,197 shares issued and outstanding	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 4,468,787 and 1,842,485 shares issued and outstanding at January 31, 2010 and July 31, 2009 respectively	44,688	18,425
Contributed capital	60,705,267	52,385,432
Accumulated deficit	(57,600,143)	(49,173,964)
Treasury shares at cost - 2 shares	(131,734)	(131,734)
Deferred compensation	—	(672,733)

Total Stockholders’ Equity	3,096,175	2,503,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,826,745	$2,781,429

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended Janaury 31,		For the Six Months Ended Janaury 31,
	2010	2009	2010	2009

OPERATING REVENUES
Product revenue	$111,920	$488,959	$580,016	945,640

Cost of product revenue
Cost of goods sold	97,107	130,331	293,990	234,363

Total Cost of product revenue	97,107	130,331	293,990	234,363

Gross Profit (Loss) from Operations	14,813	358,628	286,026	711,277

Selling, general and administrative expenses
General and administrative (includes non-cash stock grants)	2,002,097	507,610	2,751,999	880,684
Research and development	30,915	1,720	51,323	27,380
Professional fees	194,533	55,852	317,967	121,953
Marketing and trade shows	76,416	48,947	135,962	103,350

Total selling, general and administrative expenses	2,303,961	614,129	3,257,251	1,133,367

Loss Before Other Income (Expenses)	(2,289,148)	(255,501)	(2,971,225)	(422,090)

OTHER INCOME (EXPENSES)
Interest expense	(470,531)	(14,140)	(3,558,855)	(69,274)
Interest income	556	2,483	1,416	13,812
Other Income	—	355,267	—	355,267
Change in Fair Market value of derivatives	(853,134)	—	(1,678,621)	—
Induced conversion cost	(118,993)	(25,406)	(150,201)	(205,911)
Amortization	(33,634)	(168,774)	(69,045)	(337,548)

Total Other Income (Expense)	(1,475,736)	149,430	(5,455,306)	(243,654)

Loss before provision for income taxes	(3,764,884)	(106,071)	(8,426,531)	(665,744)
Provision for income taxes	—	—	—	—

NET LOSS	$(3,764,884)	$(106,071)	$(8,426,531)	$(665,744)
Preferred stock dividends	$(1,045)	$—	$(2,090)	$—

NET LOSS APPLICABLE TO COMMON SHARES	$(3,765,929)	$(106,071)	$(8,428,621)	$(665,744)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(0.99)	$(0.03)	$(2.93)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,798,852	3,127,079	2,879,293	3,123,736

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended January 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,426,531)	$(665,924)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,000	4,000
Stock based compensation	2,054,433	42,510
Change in Fair Market value of derivatives	1,678,621	—
Induced conversion cost	150,201	205,911
Amortization and interest discount on convertible debt and warrants	3,601,572	337,548
Stock issued interest	6,433	—
Changes in assets and liabilities
Decrease in accounts receivable	182,720	62,585
(Increase) decrease in accounts receivable - other	—	16,592
Decrease (increase) in prepaid expenses	36,143	(348,358)
(Increase) in inventories	(88,899)	(236,548)
Increase (decrease) in accounts payable	(99,581)	22,703
(Decrease) in accrued expenses	(47,196)	(615)

Net cash used in operations	(944,084)	(559,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,061)	—
Redemption of certificates of deposit		600,182

Net cash used in investing activities	(32,061)	600,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	1,000,000	—
Proceeds from exercise of warrants	635,070	—
Payments of financing fees related to convertible debentures	(140,000)
Proceeds from note receivable	1,607	7,433

Net cash provided by financing activities	1,496,677	7,433

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	520,532	48,019
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	27,358	680,647

CASH AND CASH EQUIVALENTS - END OF YEAR	547,890	728,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$7,931

Income Taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$748,550	$350,892

Common stock issued for services to be provided	$506,200	$—

Common stock (cancelled) issued for services to be provided	$—	$(19,890)

Common stock (cancelled) issued for deferred compensation	$—	$(561,210)

Common stock issued for accrued interest	$26,328	$61,342

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JANUARY 31, 2010
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

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented. Results of operations for the six months ended January 31, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2010.

The Company has filed an 8-K, on March 22, 2010 regarding non-reliance for the 10-Q for the period October 31, 2009. Adjustments to the October 31, 2010 10-Q relate to the accounting for derivative liability on convertible debt and warrants. All accounting adjustments for these convertible debentures and warrants have been property recorded for the six month period ended January 31, 2010. .

Note 2 – Conversion of Debt

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

On March 9, 2009 the Maturity Date of the Convertible debt was extended from March 11, 2009 to August 31,2009. In addition, from the date of March 9, 2009 until immediately after the Maturity Date, the holders may convert at a conversion rate of 75% of the average closing bid prices for the five trading days preceding the date of the Conversion Notice.

As a result of the above reductions in exercise and conversion prices, for the three months ended October 31, 2009 investors have converted $37,950 of debt for 46,592 common stock shares. The Company has recognized an Induced Conversion cost related to these conversions of $31,208 for the three months ended October 31, 2009.

The Company entered into a Subscription Agreement (the” Subscription Agreement”), dated as of August 3, 2009 (the “Closing Date”), with three investors, pursuant to which it sold an aggregate of One Million Dollars of its principal amount of secured promissory notes (the “Notes”). On the Closing Date the Company received gross proceeds of $500,000 and $500,000 (the “Escrowed Funds”) was placed in escrow pursuant to an Escrow Agreement between the Company, the Subscribers and the escrow agent. Pursuant to the Subscription Agreement, the Company was required to file a preliminary proxy statement with the Securities and Exchange Commission by September 2, 2009 seeking approval for the transactions contemplated by the Subscription Agreement and the Company was obtained approval of its shareholders on September 24, 2009.

The Company did receive the Escrowed Funds. Shareholder Approval was obtained and the amount of the Note was decrease to $500,000 and the Escrowed Funds were not returned to the Subscribers

The initial interest rate of the Notes is 4% per annum and upon the shareholder Approval the interest rate became 8% per annum. Interest accrues from the date of the Closing Date and is be payable quarterly, in arrears, commencing six months after the Closing Date and on the maturity date of the Note. The Conversion Price of the Notes is $.78 (the “Fixed Conversion Price”) as may be adjusted (the “Initial Conversion Price”). Commencing six months after the Closing Date, the Conversion Price shall be the Fixed Conversion Price or 75% of the lowest three closing bid prices for the Company’s common stock for the ten days prior to when the Note is converted.

The Company also issued the Subscribers Class A Warrants to purchase 1,282,051 shares of the Company’s Common Stock at $1.12 per share. The Class A warrants are exercisable for a period beginning on August 3, 2009 and terminate on August 3, 2014. Pursuant to the Subscription Agreement, the Company also issued the Subscribers a total of 40,000 class B Warrants.

The Class B Warrants entitle the Subscribers after September 24, 2009 until July 3, 2012, to purchase up to $4,000,000 of principal amount of the Company’s 8% notes on the same terms as the original Notes and 40,000 warrants (exercisable in 1,000 blocks) to purchase 128,205 shares of the Company’s Common Stock, per 1,000 Warrants, at a per share purchase price equal to 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. For each $100,000 of principal of notes purchased pursuant to the Class B Warrants,the Subscribers will surrender 1,000 Class B Warrants.

The Notes cannot be converted to the extent such conversion would cause the Subscriber, together with such holder’s affiliates, to beneficially own in excess of 4.99% of the of the Company’s outstanding common stock immediately following such conversion.

The Company paid the selling agent for this transaction, a cash fee of $100,000 (10% of the aggregate gross proceeds received by the Company) and issued warrants to purchase 256,410 shares of the Company’s common stock ( 20% of the shares issuable to the subscribers upon conversion of the Notes). Fees paid to the selling agent will be amortized over the term of the subscription agreement.

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

On October 21, 2009, two holders of the Company’s outstanding Convertible Notes dated August 3, 2009 converted principal amounts of $221,256 and interest amounts of $3,855 and were issued a total of 288,605restricted common shares. On January 29, 2010, two holders of the Company’s Convertible Notes dated August 3, 2009 converted additional principal amounts of $489,344 and interest amounts of $19,895.25 and were issued a total of 652,872 restricted common shares. At January 31, 2010 the remaining balance on these debentures amounted to $ 289,400, net of discount of $ 313,199.

On November 30, 2009, the Company filed a Preliminary Prospectus, Form S-1, subject to completion. This prospectus relates to the public offering of up to 635,070 shares of common stock, par value $0.01 per share, of Conolog Corporation, by the selling stockholder, which is issuable upon exercise of class A warrants with an exercise price of $1.12. The number of shares being registered is 33% of the shares held by non-affiliates of the company. The Form S-1 went effective as of December 11, 2009.

On December 29, 2009 the Company reduced the class A warrant exercise price for the 635,070 warrants registered on Form S-1 to $1.00 per Class A Warrant. The balance of the Class A Warrants was reduced to an exercise price of $0.01 per warrant.

During January 2010, the 635,070 class A warrants which were registered and reduced to a $1.00 exercise price were exercised for 635,070 shares of common stock.

Note 3 – Major Customers

The Company’s revenues from four customers accounted for $418,860 or 73% of total revenues in the six months ended January 31, 2010. Each of these four customers accounted for 10% or more of total revenues, which is the definition of a major customer. Accounts receivable from these same four customers at January 31, 2010 amounted to $49,793 of 77.5% of total accounts receivable.

Note 4 – 2009 Stock Incentive Plan

In accordance with the Company’s 2009 Stock Incentive Plan, 735,000 shares of common stock were issued to officers, employees and directors of the Company at an aggregate market value of $1,381,800. Stock compensation expense for the six months ended January 31, 2010 and 2009 were $2,054,443 and $42,510 respectively. This non-cash expense was recorded in General and Administrative costs on the Condensed Consolidated Statements of Operations.

Note 5 – Warrant and Conversion liabilities

Secured promissory notes in the amount of $1,000,000 were issued on August 3, 2009 and the 2,564,102 Class A common stock purchase warrant issued with these notes contain a provisions where the conversion and exercise price may reset. This provision creates a derivative and is separately accounted for as a liability at fair value. At March 6, 2010, all outstanding notes and warrants have been converted.

Note 6 - Loss Per Share of Common Stock

Loss per share of common stock is computed by dividing net loss (after dividends on preferred shares) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earnings per share available to common shareholders. The number of weighted average shares used in the computations includes 1,929,032 common stock purchase warrants recorded at a $0.01 value. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2009 and 2008 would be anti-dilutive.

Note 6 – Subsequent Events

On February 14, 2010, one investor converted an additional principal amount of $100,000 and interest amounting to $4,208 for 133,601 common shares. After this transaction the remaining balance on these debentures amounted to $189,400. On March 8, 2010, one investor converted the remaining principal balance of $189,400 and interest amounting to $6,792 for 251,528 common shares.

During February 2010, 1,926,265 Class A Warrants ($0.01) were exercised on a Cashless basis for 1,926,265 shares of common stock. After these transactions, the remaining Class A Warrants amounted to 2,767.

On February 25, 2010, three investors converted 10,000 Class B Warrants for $1,000,000. Under the terms of the Class B warrants, The Company issued new interest bearing convertible debentures totaling $1,000,000 with interest at 8%. These new debentures can be converted into restricted common shares equal to $1.00 per share.

On February 26, 2010, the Company received a comment letter from the Securities and Exchange Commission. The Company is addressing any comments it believes are inapplicable.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED January 31, 2010.

          Product revenues for the three and six months ended January 31, 2010 decreased by $377,039 and $365,624 over the same three and six month periods the prior year. The entire decrease occurred during the three month period ended January 31, 2010. The Company attributes this decrease to the delay in receiving customer orders until late in the quarter.

          Product cost (Materials and Labor) increased during the six month period ended January 31, 2010 by $59,627, offset by a decrease during the three month period ended January 31, 2010 of $33,324. Management attributes this six month increase to an increase in fixed labor cost off-set by a sales shift to newer, upgraded systems which bear a higher cost.

          Gross Profit for the six months ended January 31, 2010 and 2009 amounted to $286,026 and $711,277 respectively. This decrease of $425,251 was directly related to the delay in receiving and shipping customer orders which primarily occurred during the three months ended January 31, 2010 when the Gross Profit decreased by $343,815.

          Total Selling, general and administrative expenses for the six months ended January 31, 2010 and 2009 amounted to $3,257,251 and $1,133,547 respectively. This increase of $2,123,884 included the amortization of a non-cash expense of $2,054,443for the 2009 annual stock incentive grant to employees, officers and directors.

          Other non-cash non-operating expenses for the current six month period totaled $5,455,306 and consisted primarily of expenses related to recording of equity derivatives on debt amounting to $5,306,521; and induced conversion cost of $150,201. Non-cash non-operating expenses recorded for the three month period ended January 31, 2010 amounted to $1,456,397.

          As a result of the foregoing, the Company reported a net loss from operations of ($8,426,531) or ($2.93) per share compared to a loss of ($665,744) or ($ .99) per share for the six months ended January 31, 2010 and 2009, respectively. Loss per share of common stock included the weighted average of 1,929,032 common stock purchase warrants for the six months ended January 31, 2010.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment increased from $1,395,452 at July 31, 2009 to $1,484,351 for the six months ended January 31, 2010, an increase of $88,899.

          Accounts Receivable-trade decreased to $63,260 for the six months ended January 31, 2010 from $245,980 as of July 31, 2009.

          The Company expects to meet its cash requirements for the next twelve months through existing cash balances and cash generated from operations. At January 31, 2010 new non-cancelable orders for over $822,000 had been received for delivery during the year. On February 8, 2010 Conolog received $323,526 from sale of New Jersey State NOLs. In addition, on February 26th and March 3rd a total of $1,000,000 was received from existing investors. The Company also anticipates additional financing during the next 9 months of up to $3,000,000 from current investors.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the filing date of Form 10-K Annual Report. Based upon their evaluation as of January 31, 2010, the end of the period covered by this 10Q report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Management, that during their review of audit procedures for fiscal 2009 Management identified a material weakness in the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings – A Promissory Note dated October 22, 2002 from Natony Corp. and Independent Computer Maintenance, LLC to Conolog Corporation came into default during November 2009. The Company is currently filing for a judgment seeking full payment and penalty against the makers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the quarter ended January 31, 2010, two Note Holders exercised conversion rights to convert $489,344 principal and $19,895.25 of interest to 538,442 unregistered shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) an/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

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

CONOLOG CORPORATION

Date: March 22, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)