Form 10-Q/A
period 2009-10-31
CONOLOG CORP
filed 2010-04-16
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT No.1

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

Conolog Corporation
Form 10-Q/A
October 31, 2009

Explanatory Note

Overview

The Company is filing this Amendment No. 1 to Form 10-Q for the quarterly period ended October 31, 2009 to amend and restate financial statements and other financial information for the three month period ended October 31, 2009, as follows:

1.	The recognizing of Notes and Warrants as a derivative to be reported as liabilities at fair value

2.	The reclassification of certain receivables from current assets to non-current assets

3.	The reclassification of non-cash stock compensation to be included on the same line as cash compensation in Administration and General expense.

4.	The amortization of deferred stock compensation from Equity.

5.	The recognizing of undeclared Preferred stock dividends for financial purposes.

Specific amendments

1.

During review and preparation of a response letter to the Securities and Exchange Commission we became aware of an error in the application of accounting principles used in connection with preparation of our unaudited statements for the three month period ended October 31, 2009. This related to our accounting for two elements (1) the convertible debt and corresponding (2) common stock purchase warrants issued with this debt, dated August 3, 2009. This debt includes a provision where the conversion price may be reduced depending on the market price of our stock and a down round provision where the conversion price of the debt and the exercise price of the warrants reset if we issue securities at a price lower than the then applicable conversion rate. In light of these features and after considering FASB Codification Topic 815-10/15 in evaluating the accounting for the embedded conversion feature we recognize that we had incorrectly applied the cited guidance in concluding that the embedded conversion feature was not a derivative that it should be bifurcated and separately accounted for as liability at fair value. We have corrected this reporting in this amended Quarterly Report on Form 10-Q/A and the accompanying financial statements. As of March 15, 2010, our management implemented new control procedures to reduce the possibility that our future financial reporting may not reflect GAAP with regard to derivative liability.

2.

Other current assets consist primarily of an amount ($546,937.00) due from the sale of $9,002,193.00 of State Net Operating Losses (NOL). The State of New Jersey approved Conolog to sell these NOLs for fiscal years ended July 31, 2006, 2007 and 2008. The $546,937 represents the total amount that can be sold. However the State limits the amount that can be actually be sold in any one year. Of the $546,937 that Conolog was able to sell, only $323,526 was actually sold for the calendar year 2009. The balance of $223,411.00 is still available to be sold in calendar year 2010. This balance has been reclassified to non-current assets.

3.

The line item non-cash “stock compensation” on the Statement of Operations has been reclassified to the relevant financial statement caption within Administration and General expenses and has been included with cash compensation in compliance with SAB Topic 14-F.

4.

The employee stock grants are issued in accordance with the Conolog Corporation 2009 Stock Incentive Plan, as approved by the Board of Directors and Shareholders at a Special Meeting of Shareholders held on September 24, 2009.

Shares of Restricted Common Stock are issued to Officers, Directors and employees.

These shares are for future services to be performed and they are fully vested and non-cancellable. Management prior policy has been to record the actual issuance of stock in the Equity section and recognizes the cost over the period during which an employee is required to provide services in exchange for the grant – the requisite service period.

This policy has been amended and all balances in the Deferred Compensation section of Equity have been fully amortized for the October 31, 2009 10-Q.

5.	Undeclared dividends on preferred stock are being reported for financial statement purposes on quarterly filing.

In light of this restatement, our previously filed financial statements and other financial information for the quarterly period ended October 31, 2009 should no longer be relied upon.

Amendments to this Quarterly Report on Form 10-Q

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth in the following section, the original filing, as amended where necessary to reflect the restatement.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: April 13, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)

Conolog Corporation	October 31, 2009

	Per 10-Q	As Amended	Change

ASSETS
Other current assets	$559,052	$328,546	$230,506

Total Current Assets	3,081,710	2,851,204	230,506

Other non-current assets	184,906	415,412	(230,506)

Total Assets	3,691,380	3,691,380	—

LIABILITIES
Derivative liability	—	4,273,886	(4,273,886)

Total current liabilities	146,170	4,420,056	(4,273,886)

Non-current liabilities	778,743	83,840	694,903

Total Liabilities	924,913	4,503,896	(3,578,983)

Stockholder’s Equity
Contributed capital	53,060,896	53,389,291	(328,395)
Accumulated deficit	(49,928,233)	(54,171,978)	4,243,745
Deferred compensation	(336,367)	—	(336,367)

Total stockholders equity	2,766,467	(812,516)	3,578,983

Total Liab & stockholders equity	3,691,380	3,691,380	—

Statement of Operations
General and Administrative expense	373,731	1,106,947	(733,216)
Stock compensation	336,366	—	336,366
Stock compliance	60,483	—	60,483
Professional fees	123,434	123,434	—
Marketing and trade	59,276	59,276	—

Total General and Administrative expense	953,290	1,289,657	(336,367)

Other Income
Interest expense	(6,433)	(3,088,324)	3,081,891
Changes in fair market value of derivatives	—	(825,487)	825,487
Amortization	(35,411)	(35,411)	—

Total other income	(72,192)	(3,979,570)	3,907,378

Net Loss	(754,269)	(4,998,014)	4,243,745

Preferred stock dividends	—	(1,045)	1,045

Net Loss applicable to common shares	$(754,269)	$(4,999,059)	$4,244,790

Net Loss per basic and diluted share	$(0.35)	$(2.32)	$1.97

INDEX

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	October 31, 2009	July 31, 2009

Current Assets:
Cash and cash equivalents	$465,744	$27,358
Accounts receivable, net of allowance	233,634	245,980
Prepaid expenses	416,310	70,843
Current portion of note receivable	14,864	14,864
Inventory	1,392,106	1,395,452
Other current assets	328,546	551,937

Total Current Assets	2,851,204	2,306,434

Property and equipment:

Net Property and Equipment	424,764	396,704

Other Assets:
Other non-current assets	230,506	—
Deferred financing fees, net of amortization	116,667	8,445
Note receivable, net of current portion	68,239	69,846

Total Other Assets	415,412	78,291

TOTAL ASSETS	$3,691,380	$2,781,429

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, Continued (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	October 31, 2009	July 31, 2009

Current Liabilities:
Accounts payable	$139,506	$217,456
Accrued expenses	6,664	26,132
Derivative liability	4,273,886
Current convertible debenture, net of discount	—	34,318

Total Current Liabilities	4,420,056	277,906

Non-Current Liabilities:
Current Convertible debenture, net of discount	83,840	—

Total Liabilities	4,503,896	277,906

Stockholders’ Equity
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 2,000,000 shares authorized; 1,197 shares issued and outstanding	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 2,380,846 and 1,842,485 shares issued and outstanding at October 31, 2009 and July 31, 2009 respectively including	23,808	18,425
Contributed capital	53,389,291	52,385,432
Accumulated deficit	(54,171,978)	(49,846,697)
Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity	(812,516)	2,503,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,691,380	$2,781,429

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,
	2009	2008

OPERATING REVENUES
Product revenue	$468,096	$456,681

Cost of product revenue
Cost of goods sold	196,883	104,305

Total cost of product revenue	196,883	104,305

Gross Profit from Operations	271,213	352,376

Selling, general and administrative expenses
General and administrative (includes non-cash stock grants)	1,106,947	402,499
Professional fess	123,434	61,100
Marketing and trade shows	59,276	55,545

Total selling, general and administrative expenses	1,289,657	519,144

Loss Before Other Income (Expenses)	(1,018,444)	(166,768)

OTHER INCOME (EXPENSES)
Interest expense	(3,088,324)	(55,134)
Interest income	860	11,329
Changes in fair market value of derivatives	(825,487)	—
Induced conversion cost	(31,208)	(180,505)
Amortization	(35,411)	(168,774)

Total Other Income (Expense)	(3,979,570)	(393,084)

Loss before provision for income taxes	(4,998,014)	(559,852)
Provision for income taxes	—	—

Net Loss	(4,998,014)	(559,852)
Preferred stock dividends	(1,045)	—

NET LOSS APPLICABLE TO COMMON SHARES	$(4,999,059)	$(559,852)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(2.32)	$(0.90)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,158,540	622,238

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended October 31, 2009 and 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,998,014)	$(559,852)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,002	4,000
Stock based compensation	672,733	—
Induced conversion cost	31,208	180,505
Amortization and interest discount on convertible debt and warrants	3,117,301	168,774
Changes in fair market value of derivatives	825,487	—
Stock issued for interest	6,433	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	12,346	(11,593)
(Increase) in accounts receivable - other	(7,115)	(10,429)
Decrease (Increase) in prepaid expenses	38,533	(238,650)
Decrease (Increase) in inventories	3,346	(126,641)
(Decrease) in accounts payable	(77,950)	(13,361)
(Decrease) in accrued expenses and other liabilities	(19,468)	(9,365)

Net cash used in operations	(391,158)	(616,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,062)	—
Redemption of certificates of deposit	—	600,182

Net cash provided by (used in) investing activities	(32,062)	600,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	1,000,000	—
Payment of financing fees related to convertible debentures	(140,000)	—
Proceeds from note receivable	1,607	4,950

Net cash provided by financing activities	861,607	4,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	438,387	(11,480)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	27,358	680,647

CASH AND CASH EQUIVALENTS - END OF PERIOD	$465,745	$669,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$2,582

Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$259,206	$300,042

Common stock for services to be provided	$384,000	$—

Common stock issued for accrued interest	$6,433	$52,552

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

The Company entered into a Subscription Agreement (the“ Subscription Agreement”), dated as of August 3, 2009 ( the “Closing Date”), with three investors, pursuant to which it sold an aggregate of One Million Dollars of its principal amount of secured promissory notes (the “Notes”). On the Closing Date the Company received gross proceeds of $500,000 and $500,000 (the “Escrowed Funds”) was placed in escrow pursuant to an Escrow Agreement between the Company, the Subscribers and the escrow agent. Pursuant to the Subscription Agreement, the Company was required to file a preliminary proxy statement with the Securities and Exchange Commission by September 2, 2009 seeking approval for the transactions contemplated by the Subscription Agreement and the Company was obtained approval of its shareholders on September 24, 2009.

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

Note 4 – Warrant and Conversion liabilities

Secured promissory notes in the amount of $1,000,000 were issued on August 3, 2009 and the 2,564,102 Class A common stock purchase warrant issued with these notes contain a provisions where the conversion and exercise price may reset. This provision creates a derivative and is separately accounted for as a liability at fair value.

Note 5 –Deferred compensation

Shares of Restricted Common Stock are issued to Officers, Directors and employees.

These shares are for future services to be preformed and they are fully vested and non-cancellable. Management has historically recorded the actual issuance of stock in the Equity section and recognizes the cost over the period during which an employee is required to provide services in exchange for the grant – the requisite service period. As of the quarterly period ended October 31, 2009, the balance of the deferred compensation has been fully amortized.

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

On February 25, 2009, the Company’s shareholders approved the amendment to the company’s certificate of incorporation to effect a one-for-five reverse split of the Company’s common stock. The weighted average number of common shares outstanding at October 31, 2008 has been restated to reflect this on a retro active basis.

Note 7 – Subsequent Events

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2009

Product revenues for the three months ended October 31, 2009 totaled $468,096, representing an increase of 3% from $456,681 for the same period last year. The Company attributes this increase to more timely order releases from utilities.

Cost of goods sold (Material and Labor) for the three months ended October 31, 2009 and 2008 totaled $196,883 and $104,305 respectively. The Company attributes this increase to an increase in labor costs and the delivery of newer upgraded systems which carry a higher production cost.

Gross Profit for the three months ended October 31, 2009 and 2008 amounted to $271,213 or 58% and $352,376 or 77% respectively. This decrease in Gross Profit Percentage is directly related to the increase in Cost of goods sold.

Total Selling, general and administrative expenses for the three months ended October 31, 2009 amounted to $1,289,657, an increase of $770,513 from the same period last year. The Company attributes this increase primarily to the amortization of the annual employee stock incentive plan of $672,733 and increases of $62,334 for professional fees and services.

Total Other expenses for the three months ended October 31, 2009 amounted to $$3,979,570 compared to $393,084 for the same period last year. This increase is attributed primarily to non-cash non-operating expenses for interest related to equity derivative of $2,783,227; Changes in fair market value of derivatives of $825,487; amortization of debt of $340,508 and induced conversion costs of $31,208. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($4,998,014) or ($2.32) per share compared to a net loss applicable to common shares of ($559,852) or ($0.90), as restated, per share for the three months ended October 31, 2009 and 2008, respectively.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment decreased from $1,395,452 at July 31, 2009 to $1,392,106 for the three months ended October 31, 2009, a decrease of $3,346.

          Accounts Receivable-trade decreased to $233,634 for the three months ended October 31, 2009 from $245,980 as of July 31, 2009.

          The Company expects to meet its cash requirements for the next twelve months through existing cash balances and cash generated from operations. The Company will receive additional funds from the sale of State NOLs within the current calendar year of $323,000. The Company also anticipates additional financing during the next 12 months of up to $4,000,000 from current investors.

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

CONOLOG CORPORATION

Date: April 16, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)