Form 10-Q
period 2010-04-30
CONOLOG CORP
filed 2010-06-22
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2010

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

The number of shares of common stock outstanding as of June 11, 2010 was 6,965,039.

Conolog Corporation
Form 10-Q
April 30, 2010

Explanatory Note

Contrary to the rules of the Securities and Exchange Commission, the Company’s condensed consolidated financial statements included in this filing have not been reviewed by our independent public accountant in accordance with professional standards for conducting such reviews.

Due to the complex development of the derivative calculation required for the Class B Common Stock Purchase Warrants a complete review of this Form 10-Q would not have be completed by the required due date.

When the review is complete, the Company will amend this Form 10-Q.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: June 21, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contrary to the rules of the Securities and Exchange Commission, the Company’s condensed consolidated financial statements included in this filing have not been reviewed by our independent public accountant in accordance with professional standards for conducting such reviews.

	Condensed Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009	4

	Condensed Consolidated Statements of Operations for the six and nine months ended April 30, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION	11

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

Item 4T.	CONTROLS AND PROCEDURES	12

PART II	OTHER INFORMATION	13

Item 1.	LEGAL PROCEEDINGS	13

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

Item 3.	DEFAULTS UPON SENIOR SECURITIES	13

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

Item 5.	OTHER INFORMATION	13

Item 6.	EXHIBITS	13

	SIGNATURES AND CERTIFICATIONS	14

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

		Restated July 31, 2009
	April 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,097,410	$27,358
Accounts receivable, net of allowance	396,118	245,980
Prepaid expenses	15,896	70,843
Prepaid service agreements	435,651	—
Current portion of note receivable	—	14,864
Inventory	700,000	425,920
Other current assets	5,000	5,000

Total Current Assets	2,650,075	789,965

Property and equipment:
Net Property and Equipment	360,775	396,704

Other Assets:
Other non-current assets	262,234
Non-current inventory	547,721	425,000
Deferred financing fees, net of amortization	51,507	8,445
Note receivable, net of current portion	83,103	69,846

Total Other Assets	944,565	503,291

TOTAL ASSETS	$3,955,415	$1,689,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$181,682	$217,456
Accrued expenses	47,334	26,132
Derivative Liability	20,847,678	—
Current Convertible debenture, net of discount	—	34,318

Total Current Liabilities	21,076,694	277,906

Non-Current Liabilities:

Convertible debenture, net of discount	$355,634	—

Total Liabilities	21,432,328	277,906

Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 500,000 shares authorized; 1,197 shares issued and outstanding	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 6,965,680 and 1,842,485 shares issued and outstanding at April 30, 2010 and July 31, 2009 respectively	69,679	18,425
Contributed capital	61,471,520	52,385,432
Accumulated deficit	(78,964,475)	(50,938,166)
Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity	(17,476,913)	1,412,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,955,415	$1,689,960

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2010	2009	2010	2009

OPERATING REVENUES
Product revenue	$515,897	$293,920	$1,095,913	1,239,560

Cost of product revenue
Cost of goods sold	220,403	78,159	514,394	312,522

Total Cost of product revenue	220,403	78,159	514,394	312,522

Gross Profit (Loss) from Operations	295,494	215,761	581,519	927,038

Selling, general and administrative expenses
General and administrative (includes non-cash stock grants)	849,894	1,152,063	3,434,412	2,285,610

Total selling, general and administrative expenses	849,894	1,152,063	3,434,412	2,285,610

Loss Before Other Income (Expenses)	(554,400)	(936,302)	(2,852,893)	(1,358,572)

OTHER INCOME (EXPENSES)
Interest expense	(4,946,564)	(6,289)	(22,415,385)	(75,563)
Interest income	1,244	76	2,661	13,888
Other Income	—	(320)	284,703	354,947
Change in Fair Market value of derivatives	13,965,643	—	(2,102,682)
Induced conversion cost	—	(142,071)	(150,201)	(347,982)
Amortization	(438,666)	(36,155)	(1,263,444)	(373,703)

Total Other Income (Expense)	8,581,657	(184,759)	(25,644,348)	(428,413)

Loss before provision for income taxes	8,027,257	(1,121,061)	(28,497,241)	(1,786,985)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$8,027,257	$(1,121,061)	$(28,497,241)	$(1,786,985)
Preferred stock dividends	$(1,045)	$—	$(3,135)	$—

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$8,026,212	$(1,121,061)	$(28,500,376)	$(1,786,985)
NET INCOME (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS)	$1.22	$(1.19)	$(7.24)	$(2.46)
DILUTIVE EARNINGS (LOSS)	$0.47	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	6,596,113	939,688	3,938,957	727,420

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - ASSUMING DILUTIVE	17,068,624	—	—	—

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows (Unaudited)
For the Nine Months Ended April 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,497,241)	$(1,786,985)
Adjustments to reconcile net loss to net cash used in operations:
Amortization and Depreciation	69,150	8,000
Amortization of prepaid consulting expense	35,763	11,921
Stock based compensation	1,381,800	378,876
Change in Fair Market value of derivatives	2,102,682	—
Induced conversion cost	150,201	347,982
Amortization and interest discount on convertible debt and warrants	24,013,198	112,399
Stock issued interest	39,545	—
Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(150,176)	119,193
(Increase) decrease in accounts receivable - other	—	16,592
Decrease (increase) in prepaid expenses	(380,703)	(14,085)
(Increase) in inventories	—	(341,199)
Decease in other assets	—	—
Deferred financing fees	(43,062)	261,304
(Decrease) in accounts payable	(35,774)	(64,043)
Increase in accrued expenses	21,202	5,676

Net cash used in operations	(1,293,415)	(944,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(33,220)	—
Redemption of certificates of deposit		600,182

Net cash used in investing activities	(33,220)	600,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	1,000,000	—
Proceeds from issuance of convertible debentures	1,000,000
Proceeds from exercise of warrants	635,070	—
Payments of financing fees related to convertible debentures	(240,000)
Proceeds from note receivable	1,607	10,649

Net cash provided by financing activities	2,396,677	10,649

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,070,042	(333,538)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	27,358	680,647

CASH AND CASH EQUIVALENTS - END OF YEAR	1,097,400	347,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$7,931

Income Taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$748,550	$633,327

Common stock issued for services to be provided	$506,200	$—

Common stock (cancelled) issued for services to be provided	$—	$(19,890)

Common stock (cancelled) issued for deferred compensation	$—	$(561,210)

Common stock issued for accrued interest	$39,545	$67,631

Common stock issued for deferred compensation	1,381,800	$1,345,465

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED APRIL 30, 2010
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

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented. Results of operations for the nine months ended April 30, 2010 should not necessarily be taken as indicative of the results of operations that may be expected for the fiscal year ending July 31, 2010.

The Company has filed an 8-K, on March 22, 2010 regarding non-reliance for the 10-Q for the period October 31, 2009. Adjustments to the October 31, 2010 10-Q relate to the accounting for derivative liability on convertible debt and warrants. All accounting adjustments for these convertible debentures and warrants have been property recorded for the nine month period ended April 30, 2010. .

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

The Company entered into a Subscription Agreement (the” Subscription Agreement”), dated as of August 3, 2009 (the “Closing Date”), with three investors, pursuant to which it sold an aggregate of One Million Dollars of its principal amount of secured promissory notes (the “Notes”). On the Closing Date the Company received gross proceeds of $500,000 and $500,000 (the “Escrowed Funds”) was placed in escrow pursuant to an Escrow Agreement between the Company, the Subscribers and the escrow agent. Pursuant to the Subscription Agreement, the Company was required to file a preliminary proxy statement with the Securities and Exchange Commission by September 2, 2009 seeking approval for the transactions contemplated by the Subscription Agreement and the Company was obtained approval of its shareholders on September 24, 2009. At a special meeting of shareholders held on September 24, 2009, the shareholder approval was obtained. As a result, the escrow funds were released and after payment of fees in the amount of $50,000 to the placement agent for the transaction. (The Company received net proceeds of $450,000 prior to the deduction of other fees and expenses related to the offering.)
The amount of the Note was increased to $500,000.
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

On December 29, 2009 the Board of Directors voted to reduce the class A warrant exercise price for the 635,070 warrants registered on Form S-1 to $1.00 per Class A Warrant. The balance of the Class A Warrants was reduced to an exercise price of $0.01 per warrant.

During January 2010, the 635,070 class A warrants which were registered and reduced to a $1.00 exercise price were exercised for 635,070 shares of common stock.

On February 25, 2010, three investors converted 10,000 Class B Warrants for $1,000,000. Under the terms of the Class B warrants, The Company issued new interest bearing convertible debentures totaling $1,000,000 with interest at 8%. These new debentures can be converted into restricted common shares at the rate of $0.78 per share, but in no event greater than $1.00 per share. Class C Common Stock Purchase Warrants (2,564,102 warrants) were issued with the new secured promissory notes. The exercise price of the Class C Warrants is $1.12. These notes and Class C Warrants contain a provisions where the conversion and exercise price may reset. This provision creates a derivative and is separately accounted for as a liability at fair value. Please see Note 5.

Note 3 – Major Customers

The Company’s revenues from four customers accounted for $641,867 or 59% of total revenues in the nine months ended April 30, 2010. Each of these four customers accounted for 10% or more of total revenues, which is the definition of a major customer. Accounts receivable from these same four customers at April 30, 2010 amounted to $204,947 of 52% of total accounts receivable.

Note 4 – 2009 Stock Incentive Plan

In accordance with the Company’s 2009 Stock Incentive Plan, on November 20, 2009, 735,000 shares of common stock were issued to officers, employees and directors of the Company at an aggregate market value of $1,381,800 and recorded as stock compensation expense at time of grant. This non-cash expense was recorded in General and Administrative costs on the Condensed Consolidated Statements of Operations.

Note 5 – Warrant and Conversion liabilities

Secured promissory notes in the amount of $1,000,000 were issued on August 3, 2009 along with 2,564,102 Class A common stock purchase warrant. These notes and Class A Warrants contain a provisions where the conversion and exercise price may reset. This provision creates a derivative and is separately accounted for as a liability at fair value. At March 6, 2010, $1,000,000 of secured promissory notes and the 2,564,102 Class A common stock purchase warrants have been converted and exercised.

On November 30, 2009 the Company filed a Registration Statement to register 635,070 common stock shares underlying the Class A Warrants. On December 29, 2009 the Board of Directors voted to adjust the exercise price of these 635,070 Class A Warrants from $1.12 to $1.00 and 1,929,032 Class A Warrants from $1.12 to $0.01. 635,070 These Class A Warrants were subsequently exercised at $1.00 per warrant for a total of $635,070. The remaining Class A Warrants ($0.01) were exercised on a Cashless basis for 1,926,265 shares of common stock.

During the 3rd quarter, three investors converted 10,000 Class B Warrants for $1,000,000. Under the terms of the Class B warrants, The Company issued new interest bearing convertible debentures totaling $1,000,000 with interest at 8%. These new debentures can be converted into restricted common shares at the rate of $0.78 per share, but in no event greater than $1.00 per share. Class C Common Stock Purchase Warrants (2,564,102 warrants) were issued with the new secured promissory notes.

The exercise of the Class B Warrants resulted in the issuance of secured promissory notes and the issuance of Class C common stock purchase warrants which are considered derivative equities, The Company has determined these Class B Warrants should also to be recognized as derivative liabilities and separately accounted for at fair value. The Company determined the fair value of the embedded conversion feature and the free-standing class B warrants utilizing a Black-Scholes pricing model. The fair values were measured at the commitment date, at the conversion or exercise date, as applicable, and at the end of the interim period, based on the following range of assumptions: strike price - $0.78 (conversion feature) and $1.00 - $1.12 (warrants); expected life – 18 months from commitment date (conversion feature) and 5 years from commitment date (warrants); risk-free rate – 2.36% - 2.43%; dividend yield – none; volatility – 117.4% (conversion feature) and 108.0% (warrants). The total commitment date value of the derivative liabilities of $16,139,959 was recorded with a charge to interest expense of $14,665,698.

The secured promissory notes totaling $1,000,000 were issued on February 25, 2010 and March 3, 2010. The notes and the 2,564,102 Class C common stock purchase warrants issued with these notes contain a provision whereby if the Company were to issue common stock prior to the complete conversion or payment of the notes or exercise of the warrants, for a consideration less than the fixed conversion price of the note or exercise price of the warrants, then the conversion price or exercise price would be reduced to such other lower price. The Company has determined that this provision precludes the conversion feature and underlying warrants from being treated as indexed to the Company’s own stock, requiring these conversion features and warrants to be recognized as derivative liabilities and separately accounted for at fair value. The Company determined the fair value of the embedded conversion feature and the free-standing warrants utilizing a Black-Scholes pricing model. The fair values were measured at the commitment date, at the conversion or exercise date, as applicable, and at the end of the interim period, based on the following range of assumptions: strike price - $0.78 (conversion feature) and $1.00 - $1.12 (warrants); expected life – 18 months from commitment date (conversion feature) and 5 years from commitment date (warrants); risk-free rate – 2.36% - 2.43%; dividend yield – none; volatility – 117.4% (conversion feature) and 108.0% (warrants). The total commitment date value of the derivative liabilities of $5,689,078 was recorded as a debt discount of $1,000,000 and a charge to interest expense of $4,689,079. The debt discount is being amortized over the life of the notes, with the amortizable base adjusted for conversions of debt on a pro rata basis. A total of $355,634 in amortization expense was recognized during the three months ended April 30, 2009 for amortization of the debt discount. Upon partial conversion of debt ($289,400 in principal was converted during the three months ended April 30, 2010), the fair value of the converted shares was determined using the Black-Scholes model on the conversion date and this value ($488,625) was removed from the carrying fair value of the derivative liability. The change in fair value of the derivative liabilities for the three months ended April 30, 2010 of $1,050,200 (income) was measured at April 30, 2010 based on the net change in the commitment date value of the derivative liabilities plus the value of derivative liabilities converted during the period upon conversions of debt. At April 30, 2010, a total of 371,038 common shares were convertible under these convertible notes.

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

Note 6 – Restatement of Opening Balances Sheets

The Company has restated the Condensed Consolidated Balance Sheets at July 31, 20009 to reflect adjustment made to the Company’s financial information, as amended on From 10-K for the fiscal year ended July 31, 2009. At that time the Company did not properly account for the timely amortization of certain costs related to its Stock Grant Plan and the Company has revised the amount of inventory to be reserved in accordance with Generally Accepted Accounting Principles and, as a result, cannot be relied upon.

Note 7 – Subsequent Events

On May 6, 2010, the Company received a comment letter from the Securities and Exchange Commission. The Company has addressed these comments and is awaiting any further comments from the Securities and Exchange Commission.

On June 10, 2010 the Board of Directors amended the provisions of the secured promissory notes, Class B and C Common Stock Purchase Warrants (contained within the August 3, 2009 Subscription Agreement) to (1) set a fixed conversion and exercise price of these promissory notes and warrants at $0.60 and $0.50 respectively and (2) eliminate the reset provision therefore removing the derivative nature of the instrument which would require accounting for a liability at fair value.

On June 8, 2010, a Form 8-K, Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Period. was filed by the management of Conolog Corporation. Management concluded that its financial statements for the year ended July 31 2009, which are included in its Form 10-K for the year ended July 31, 2009 and the financial statements for three month periods ended October 31, 2009 and January 31, 2010 which are included in its 10-Q for the three months ended October 31, 2009 and January 31, 2010 did not properly account for the timely amortization of certain costs related to its Stock Grant Plan and the Company has revised the amount of inventory to be reserved in accordance with Generally Accepted Accounting Principles and, as a result, cannot be relied upon. The Company has correctly accounted for these costs in subsequent filings with the Securities and Exchange Commission. The Company has discussed the matters in this report with its independent auditor.

On June 18, 2010, Thomas R. Fogg, the Company’s Vice President – Engineering, passed away.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contrary to the rules of the Securities and Exchange Commission, the Company’s condensed consolidated financial statements included in this filing have not been reviewed by our independent public accountant in accordance with professional standards for conducting such reviews.

Due to the complex development of the derivative calculation required for the Class B Common Stock Purchase Warrants a complete review of this Form 10-Q would not have be completed by the required due date.

When the review is complete, the Company will amend this Form 10-Q.

Results of Operations (three months ended April 30, 2010 compared to the three months ended April 30, 2009.

For the three months ended April 30, 2010 product revenues were $515,897 compared to $293,920 for the three months ended April 30, 2009. The Company attributes this increase to additional customer purchase order releases.

Cost of goods sold (Materials and Labor) increased to $220,403 for the quarter ended April 30, 2010 from $78,159 for the same quarter ended April 30, 2009. This increase in cost can be attributed to the increase in products produced and shipped within the quarter and by an increase in fixed labor costs.

Gross profit for the three month periods ended April 30, 2010 and 2009, amounted to $295,494 or 57% of revenues and $215,761 or 73% of revenues respectively.

Total Selling, general and administrative expenses decreased to $849,894 for the three months ended April 30, 2010 compared to $1,152,063 for the three months ended April 30, 2009.
This decrease for the three month period was primarily due to a non-cash expense of $1,381,800 for the annual stock incentive grant to employees, officers and directors which was amortized in an earlier period.

Other non-cash non-operating income (expenses) increased to $8,581,657 for the three months ended April 30, 2010 compared to ($184,759) for the three months ended April 30, 2009. This increase consisted primarily of changes in fair market value of derivatives of $13,965,643 offset by related interest expense ($4,946,564) related to recording of equity derivatives on debt.

As a result of the foregoing, the Company reported net income from operations for the three months ended April 30, 2010 of $8,027,257, or $1.22 earnings per share- Basic and $0.47 earnings per share- Diluted, compared to a net loss from operations of ($1,121,061), or ($1.19) (loss) per share – Basic and diluted, for the three months ended April 30, 2009.

Basic earnings per share is computed based on the weighted average number of common shares outstanding, including potential common shares outstanding for conversion and exercise of secured promissory notes and warrants to purchase common stock, which are recognized as derivative liabilities and separately accounted for at fair value for each reporting period.

The Company determined the fair value of the embedded conversion feature and the free-standing warrants utilizing a Black-Scholes pricing model. The fair values were measured at the commitment date, at the conversion or exercise date, as applicable, and at the end of the interim period, based on the following range of assumptions: strike price - $0.78 (conversion feature) and $1.00 - $1.12 (warrants); expected life – 18 months from commitment date (conversion feature) and 5 years from commitment date (warrants); risk-free rate – 2.36% - 2.43%; dividend yield – none; volatility – 117.4% (conversion feature) and 108.0% (warrants).

Results of Operations (nine months ended April 30, 2010 compared to the nine months ended April 30, 2009.

For the nine months ended April 30, 2010 product revenues were $1,095,913 compared to $1,239,560 for the nine months ended April 30, 2009. The Company attributes this decrease to the scheduling in receiving customer purchase order releases. The Company believes that this scheduling of releases will adjust in the following quarter.

Cost of goods sold (Materials and Labor) increased to $514,394 for the nine months ended April 30, 2010 from $312,522 for the same nine months period ended April 30, 2009. The Company attributes this increase in cost of $201,872 to production of more costly systems combined with an increase in fixed labor costs.

Gross profit for the nine month periods ended April 30, 2010 and 2009, amounted to $581,519 or 53% of revenues and $927,038 or 75% of revenues respectively.

Total Selling, general and administrative expenses increased to $3,434,412 for the nine months ended April 30, 2010 compared to $2,285,610 for the nine months ended April 30, 2009.This increase of $1,148,802 was primarily due to the amortization of a non-cash expense of $1,381,800 for the annual stock incentive grant to employees, officers and directors in an earlier period.

Other non-cash non-operating expenses increased to $25,644,348 for the nine months ended April 30, 2010 compared to $428,413 for the nine months ended April 30, 2009. This increase in expenses consisted primarily of negative change in fair market value of derivatives of ($2,102,682) and the increase in interest expense ($23,678,829) related to recording of equity derivatives on debt.

As a result of the foregoing, the Company reported a net loss from operations for the nine months ended April 30, 2010 of ($28,500,376), or ($7.24) (loss) per share –Basic and Diluted, compared to a net loss of ($1,786,985), or ($2.46) (loss) per share for the nine months ended April 30, 2009.

Basic earnings per share is computed based on the weighted average number of common shares outstanding, including potential common shares outstanding for conversion and exercise of secured promissory notes and warrants to purchase common stock, which are recognized as derivative liabilities and separately accounted for at fair value for each reporting period.

The Company determined the fair value of the embedded conversion feature and the free-standing warrants utilizing a Black-Scholes pricing model. The fair values were measured at the commitment date, at the conversion or exercise date, as applicable, and at the end of the interim period, based on specific assumptions for each reporting period including: strike price (conversion feature and warrants); expected life – 18 months from commitment date (conversion feature) and 5 years from commitment date (warrants); risk-free rate; dividend yield – none; and volatility.

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment increased from $850,920 at July 31, 2009 to $1,247,721 for the nine months ended April 30, 2010, an increase of $188,455. The Company classifies (in accordance with GAAP) as current assets only that amount of inventory it expects to realize in the next 1 year operating cycle, the balance of the inventory is classified as non-current
          Accounts Receivable-trade increased to $396,118 for the nine months ended April 30, 2010 from $245,980 as of July 31, 2009.
          Cash expenditures have exceeded revenues for the prior year and Management expects this consumption of cash to continue into next year. Our operations have been and will continue to be funded from existing cash balances and private placements of equity. The Company also anticipates additional financing during the next12 months of up to $3,000,000 from current investors.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the filing date of Form 10-Q Quarterly Report. Based upon their evaluation as of April 31, 2010, the end of the period covered by this 10-Q report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The significent deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely effective reviews.

Additionally due to the Company’s poor expertise in applying the FASB Codification guidance in regard to interpreting the requirement for a derivative liability; the error in the presentation of employee stock-based compensation and an error in calculating earnings per share, it has engaged outside expects to advise management on all required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings –A Promissory Note dated October 22, 2002 from Natony Corp. and Independent Computer Maintenance, LLC to Conolog Corporation came into default during November 2009. The Company has filed for a judgment seeking full payment and penalty against the makers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the quarter ended April 30, 2010, a Note Holders exercised conversion rights to convert $289,400 principal and $13,217 of interest to 387,971 unregistered shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) an/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities – None

ITEM 4 - Removed and Reserved

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

CONOLOG CORPORATION

Date: June 21, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)