Form 10-Q/A
period 2010-04-30
CONOLOG CORP
filed 2010-07-01
CIK 23503

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

Conolog Corporation
Form 10-Q
April 30, 2010

Explanatory Note

The accompanying unaudited interim financial statements and notes thereto as of July 31, 2009 and April 30, 2010 and for the three and nine month periods ended April 30, 2010 and 2009, have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934. The Company intends to file an amendment to this Form 10-Q to file unaudited interim financial statements reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable after it has resolved outstanding matters addressed in a comment letter it has received from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”).

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an independent registered public accounting firm on its covenants under its contractual commitments, its obligations under NASDAQ Stock Market listing standards, and the Securities Exchange Act.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date: June 30, 2010	By /s/ Robert S. Benou

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

Condensed Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009

Condensed Consolidated Statements of Operations for the six and nine months ended April 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2010 and 2009

Notes to Condensed Consolidated Financial Statements

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4T.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES AND CERTIFICATIONS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	April 30, 2010	Restated July 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,097,410	$27,358
Accounts receivable, net of allowance	396,118	245,980
Prepaid expenses	15,896	70,843
Prepaid service agreements	435,651	—
Current portion of note receivable	—	14,864
Inventory	700,000	425,920
Other current assets	5,000	5,000

Total Current Assets	2,650,075	789,965

Property and equipment:
Net Property and Equipment	360,775	396,704

Other Assets:
Other non-current assets	262,234
Non-current inventory	547,721	425,000
Deferred financing fees, net of amortization	51,507	8,445
Note receivable, net of current portion	83,103	69,846

Total Other Assets	944,565	503,291

TOTAL ASSETS	$3,955,415	$1,689,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$181,682	$217,456
Accrued expenses	47,334	26,132
Derivative Liability	20,847,678	—
Current Convertible debenture, net of discount	—	34,318

Total Current Liabilities	21,076,694	277,906

Non-Current Liabilities:

Convertible debenture, net of discount	$355,634	—

Total Liabilities	21,432,328	277,906

Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 6,965,680 and 1,842,485 shares issued and outstanding at April 30, 2010 and July 31, 2009 respectively	69,679	18,425
Contributed capital	61,471,520	52,385,432
Accumulated deficit	(78,964,475)	(50,938,166)
Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity	(17,476,913)	1,412,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,955,415	$1,689,960

The accompanying notes are an integral part of the condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2010	2009	2010	2009

OPERATING REVENUES
Product revenue	$515,897	$293,920	$1,095,913	1,239,560

Cost of product revenue
Cost of goods sold	220,403	78,159	514,394	312,522

Total Cost of product revenue	220,403	78,159	514,394	312,522

Gross Profit (Loss) from Operations	295,494	215,761	581,519	927,038

Selling, general and administrative expenses
General and administrative (includes non-cash stock grants)	849,894	1,152,063	3,434,412	2,285,610

Total selling, general and administrative expenses	849,894	1,152,063	3,434,412	2,285,610

Loss Before Other Income (Expenses)	(554,400)	(936,302)	(2,852,893)	(1,358,572)

OTHER INCOME (EXPENSES)
Interest expense	(4,946,564)	(6,289)	(22,415,385)	(75,563)
Interest income	1,244	76	2,661	13,888
Other Income	—	(320)	284,703	354,947
Change in Fair Market value of derivatives	13,965,643	—	(2,102,682)
Induced conversion cost	—	(142,071)	(150,201)	(347,982)
Amortization	(438,666)	(36,155)	(1,263,444)	(373,703)

Total Other Income (Expense)	8,581,657	(184,759)	(25,644,348)	(428,413)

Income (Loss) before provision for income taxes	8,027,257	(1,121,061)	(28,497,241)	(1,786,985)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$8,027,257	$(1,121,061)	$(28,497,241)	$(1,786,985)
Preferred stock dividends	$(1,045)	$—	$(3,135)	$—

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$8,026,212	$(1,121,061)	$(28,500,376)	$(1,786,985)
NET INCOME (LOSS) PER COMMON SHARE
BASIC EARNINGS (LOSS)	$1.22	$(1.19)	$(7.24)	$(2.46)
DILUTIVE EARNINGS (LOSS)	$0.47	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	6,596,113	939,688	3,938,957	727,420

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - ASSUMING DILUTIVE	17,068,624	—	—	—

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

The Company paid the selling agent for this transaction, a cash fee of $100,000 (10% of the aggregate gross proceeds received by the Company) and issued warrants to purchase 256,410 shares of the Company’s common stock (20% of the shares issuable to the subscribers upon conversion of the Notes). Fees paid to the selling agent will be amortized over the term of the subscription agreement.

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

On October 21, 2009, two holders of the Company’s outstanding Convertible Notes dated August 3, 2009 converted principal amounts of $221,256 and interest amounts of $3,855 and were issued a total of 288,605 restricted common shares. On January 29, 2010, two holders of the Company’s Convertible Notes dated August 3, 2009 converted additional principal amounts of $489,344 and interest amounts of $19,895.25 and were issued a total of 652,872 restricted common shares. At January 31, 2010 the remaining balance on these debentures amounted to $289,400, net of discount of $313,199.

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

Note 6 – Restatement of Opening Balances Sheets

The Company has restated the Condensed Consolidated Balance Sheets at July 31, 2009 to reflect adjustment made to the Company’s financial information, as amended on From 10-K for the fiscal year ended July 31, 2009. At that time the Company did not properly account for the timely amortization of certain costs related to its Stock Grant Plan and the Company has revised the amount of inventory to be reserved in accordance with Generally Accepted Accounting Principles and, as a result, cannot be relied upon.

Note 7 – Subsequent Events

On February 25, 2010, the Company received a comment letter from the Securities and Exchange Commission (“SEC”) regarding the Company’s 2009 Form 10-K and October 31, 2009 Form 10-Q. The Company prepared and submitted to the SEC its responses to the comment letter on April 8, 2010. The SEC reviewed the Company’s responses and on May 6, 2010 the SEC responded with a follow up comment letter which requested additional information or clarification regarding, among other matters, the level of inventory in relation to sales, measurement and recognition of share based compensation, accounting and measurement of derivative liabilities, and the adequacy of certain disclosures. The Company responded to the SEC in their letter dated June 1, 2010.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an independent registered public accounting firm on its covenants under its contractual commitments, its obligations under NASDAQ Stock Market listing standards, and the Securities Exchange Act.

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

On June 18, 2010 Thomas R. Fogg, the Company’s Vice-President of Engineering, passed away.

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

As a result of the foregoing, the Company reported net income from operations for the three months ended April 30, 2010 of $8,027,257, or $1.22 earnings per share- Basic and $0.47 earnings per share- Diluted, compared to a net loss from operations of ($1,121,061), or ($1.19) (loss) per share –Basic and diluted, for the three months ended April 30, 2009.

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

LIQUIDITY AND FINANCIAL CONDITION

          Inventories from the Company’s product segment increased from $850,920 at July 31, 2009 to $1,247,721 for the nine months ended April 30, 2010, an increase of $188,455. The Company classifies ( in accordance with GAAP) as current assets only that amount of inventory it expects to realize in the next 1 year operating cycle, the balance of the inventory is classified as non-current Accounts Receivable-trade increased to $396,118 for the nine months ended April 30, 2010 from $245,980 as of July 31, 2009.

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

The significant deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely effective reviews.

Additionally, due to the Company’s poor expertise in applying the FASB Codification guidance in regard to interpreting the requirement for a derivative liability; the error in the presentation of employee stock-based compensation and an error in calculating earnings per share, it has engaged outside expects to advise management on all required disclosures.

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

ITEM 4 – Removed and Reserved

ITEM 5. Other Information – None

ITEM 6 ..Exhibits

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