Form 10-Q/A
period 2010-04-30
CONOLOG CORP
filed 2010-12-01
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The number of shares of common stock outstanding as of November 29, 2010 was 6,967,881

Conolog Corporation
Form 10-Q/A
April 30, 2010

Explanatory Note

The accompanying unaudited interim financial statements and notes thereto as of April 30, 2010 and for the three and nine month periods ended April 30, 2010 and 2009, had not been previously reviewed when filed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule10-01(d) of Regulation S-X promulgated under the Securities Act of 1934. Because the financial statements previously contained in this Form 10-Q did not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company was considered not current in its filings under the Securities Exchange Act of 1934. The Company has amended this Form 10-Q to file unaudited interim financial statements reviewed in accordance with SAS 100 as required by Rule 10-01(d) and the Company is considered current in its filings under the Securities Exchange Act of 1934.

Included in this amended Form 10-Q is a revised Management Discussion and Analysis of Financial Condition and Results of Operations which provides an enhanced discussion of significant changes in the Company’s financial condition and results of operations. Also, as more fully discussed in Note 3 to the financial statements, this amended Form 10-Q provides adjustments to our previously issued balance sheet as of April 30, 2010 and July 31, 2009 and our results of operations for the three and nine months ended April 30, 2010 and 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized

CONOLOG CORPORATION

Date:	November 30, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer, (Principal Executive Officer)
Chief Financial Officer and Treasurer, Chief Accounting Officer)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	April 30, 2010 As Restated	July 31, 2009 As Restated

ASSETS

Current Assets:
Cash and equivalents	$1,097,410	$27,358
Accounts receivable, net of allowance	396,118	245,980
Inventory, net of reserve for obsolescence	607,350	587,782
Prepaid expenses	15,896	47,000
Prepaid service agreements	352,318	—
Note receivable, net of allowance	—	1,610
Other current assets	5,000	5,000

Total Current Assets	2,474,092	914,730

Property and equipment:
Net Property and Equipment	111,287	100,506

Other Assets:
Deferred financing fees, net of amortization	467,868	—

Total Other Assets	467,868	—

TOTAL ASSETS	$3,053,247	$1,015,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$181,682	$217,455
Accrued expenses	246,334	64,132
Derivative Liability	21,180,755	—
Current Convertible debenture, net of discount of $0 and of $3,632 at April 30, 2010 and July 31, 2009, respectively	—	34,318

Total Current Liabilities	21,608,771	315,905

Non-Current Liabilities:
Convertible debenture, net of discount of $888,633 and $0 at April 30, 2010 and July 31, 2009, respectively	111,367	—

Total Liabilities	21,720,138	315,905

Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 6,967,881 and 1,842,485 shares issued and outstanding at April 30, 2010 and July 31, 2009 respectively including 2 shares held in treasury	69,679	18,425
Contributed capital	62,058,001	52,221,727
Accumulated deficit	(80,740,934)	(51,487,184)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity	(18,666,891)	699,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,053,247	$1,015,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conolog Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended April 30, As Restated		Ended April 30, As Restated
	2010	2009	2010	2009

OPERATING REVENUES
Product revenue	$515,897	$293,920	$1,095,913	$1,239,560

Cost of product revenue
Cost of goods sold	278,412	165,841	621,649	629,818

Total Cost of product revenue	278,412	165,841	621,649	629,818

Gross Profit	237,485	128,079	474,264	609,742

Selling, general and administrative expenses
General and administrative	812,241	495,223	3,317,641	1,551,572
Research and development	21,900	326,691	83,663	354,071
Selling expenses	6,614	31,783	49,421	66,392

Total selling, general and administrative expenses	840,755	853,697	3,450,725	1,972,035

Loss from Operations	(603,270)	(725,618)	(2,976,461)	(1,362,293)

Other Income (Expenses)
Gain (Loss) on derivative financial instruments	9,054,229	—	(24,674,279)	—
Interest expense	(23,431)	(6,289)	(33,539)	(75,563)
Interest income	(1,416)	77	—	13,888
Induced conversion cost	—	(142,071)	(150,201)	(420,817)
Amortization of debt discount	(355,634)	(10,875)	(1,111,367)	(112,399)
Amortization of deferred financing fees	(180,048)	(16,058)	(445,257)	(128,108)

Total Other Income (Expense)	8,493,700	(175,216)	(26,414,643)	(722,999)

Income (Loss) before benefit (provision) for income taxes	7,890,430	(900,834)	(29,391,104)	(2,085,292)
Income tax benefit (expense)	143,080	(320)	137,354	376,539

Net Income (Loss) Applicable to Common Shares	$8,033,510	$(901,154)	$(29,253,750)	$(1,708,753)

Basic Earnings (Loss) per Common Share	$1.21	$(0.96)	$(7.56)	$(2.35)
Dilutive Earnings (Loss) per Common Share	$0.91	$(0.96)	$(7.56)	$(2.35)

Weighted Average Common Shares Outstanding - Basic	6,642,147	939,688	3,869,034	727,420

Weighted Average Common Shares Outstanding - Diluted	8,871,307	—	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conolog Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) Unaudited

	Series A Preferred Stock		Series B Preferred Stock								Total Stockholders’ Equity (Deficit)
					Common Stock		Contributed Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount	Shares*	Amount			Shares*	Amount

Balance at July 31, 2009, as restated	155,000	$77,500	1,197	$597	1,842,485	$18,425	$52,221,727	$(51,487,184)	2	$(131,734)	$699,331

Conversion of convertible debentures	—	—	—	—	1,328,645	13,287	1,024,662	—	—	—	1,037,949
Exercise of warrants	—	—	—	—	2,746,192	27,462	607,608	—	—	—	635,070
Shares issued for services to be provided	—	—	—	—	265,000	2,650	506,150	—	—	—	508,800
Induced conversion cost	—	—	—	—			150,201	—	—	—	150,201
Interest paid with stock	—	—	—	—	50,599	505	39,041	—	—	—	39,546
Reclassification of derivative liability	—	—	—	—	—	—	6,104,762	—	—	—	6,104,762
Common shares issued to officers, directors and employees	—	—	—	—	735,000	7,350	1,403,850	—	—	—	1,411,200
Net loss for Nine months ended April 30, 2010	—	—	—	—	—	—	—	(29,253,750)	—	—	(29,253,750)

Balance at April 30, 2010, as restated	155,000	$77,500	1,197	$597	6,967,921	$69,679	$62,058,001	$(80,740,934)	2	$(131,734)	$(18,666,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30,
	2010 As Restated	2009 As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,253,750)	$(1,708,753)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,000	8,000
Amortization of deferred financing fees	445,257	128,108
Common stock issued to officers, directors and employees	1,411,200	—
Amortization of common stock issued for services	332,800	—
Induced conversion cost associated with convertible debt and warrants	150,201	420,817
Amortization of discount of convertible debentures	1,111,367	112,399
Loss on Derivative Financial Instrument	24,674,279	—
Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(150,138)	119,193
(Increase) Decrease in prepaid expenses	(151,963)	17,377
(Increase) in inventories	(19,568)	(24,031)
(Increase) in other assets	—	(5,000)
(Decrease) in accounts payable	(35,773)	(64,043)
Increase accrued expenses	221,748	51,563

Net cash used in operations	(1,252,340)	(944,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,781)	—
Redemption of certificates of deposit		600,182

Net cash (used in) provided by investing activities	(22,781)	600,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	2,000,000	—
Proceeds from exercise of warrants	635,070	—
Proceeds from note receivable	1,610	10,650
Payments for deferred loan costs	(291,507)	—

Net cash provided by financing activities	2,345,173	10,650

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,070,052	(333,538)
CASH AND EQUIVALENTS - BEGINNING OF YEAR	27,358	680,647

CASH AND EQUIVALENTS - END OF YEAR	$1,097,410	$347,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$392

Income Taxes	$11,099	$920

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	1,037,949	633,327

Common stock issued for services to be provided	508,800	—

Common stock issued for accrued interest	39,545	75,171

Warrants granted to broker	611,281	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Conolog Corporation (the “Company”) is in the business of design, manufacturing and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmissions and reception and other communication areas. The Company’s products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets. The Company’s customers include primarily industrial customers, which include power companies located primarily throughout the United States, and various branches of the military.

The Company formed a wholly owned Subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provide short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries. In March 2004, the Company ceased operating its staffing business. The assets of the Company’s wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the Company’s vice-president of operations of Atlas Design.

The condensed consolidated balance sheet at July 31, 2009, as restated, is derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended July 31, 2010, which contains our restated July 31, 2009 financial statements.

In a Form 8-K dated June 10, 2010, the Company concluded that its consolidated financial statements for the year ended July 31, 2009 and the quarters ended April 30, 2010, January 31, 2010 and October 31, 2009 would be restated and should no longer be relied upon. Concurrent with the filing of this amended Form 10-Q for the period ended April 30, 2010, with the Securities and Exchange Commission, the Company filed its Form 10-K for the year ended July 31, 2010. The Company’s financial statements for the year ended July 31, 2009 and for the interim periods ended October 31, 2009 and 2008, January 31, 2010 and 2009 and April 20, 2010 and 2009 have been restated in our Form 10-K for the year ended July 31, 2010.

Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations $2,976,461 and $1,362,293 and used cash from operations in the amounts of $1,252,340 and $944,370 for the nine months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, the Company had cash and equivalents of $1,097,410. On June 23, 2010 an event of default occurred on our outstanding convertible debentures (See Notes 9 and 15). Although, the Company received a waiver from the note holders on November 27, 2010 there can be no assurance that we will not suffer further events of default. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company plans to raise additional capital through debt and equity placements and increase revenue through new product development. There can be no assurance that the Company will be successful in achieving its goals.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Conolog Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Equivalents
For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At April 30, 2010 the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts
Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at April 30, 2010 and July 31, 2009 was $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Four customers accounted for approximately 34%, 18%, 17% and 11% of accounts receivable as of April 30, 2010. Two customers accounted for approximately 71% and 12% of accounts receivable as of July 31, 2009. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

Inventories
Inventories are valued at lower of cost or market using the first-in, first-out (“FIFO”) method. Finished goods costs included raw materials, labor and manufacturing overhead costs. Excess and obsolete inventory costs are expensed and a reserve for slow-moving inventory is made on management’s estimates.

Finished goods are products that have been completed in connection with specific orders and are awaiting shipment. Work-in-Process represents raw material components that have been requisitioned from the warehouse and are being assembled in the manufacturing area. Raw Materials consist of components parts purchased from various suppliers and are used to build our finished products. Various raw material parts are also maintained to support warranty claims for commercial and military products. Typical raw material products include PC boards, digital screen assemblies, guide rails, capacitors, terminals, power supplies, process chips, resistors, keypads, relays and face plates.

The Company provides a twelve-year warranty on all commercial products and is required by government regulation to design and produce military products with a minimum 25-year operating life in addition to shelf life.

The Company maintains a significant amount of raw material component parts and some of this raw material inventory is not expected to be realized within a twelve month operating cycle from the balance sheet date. For any raw material part which has not been purchased within the last twelve months from the balance sheet date, it is evaluated as part of the slow moving inventory and is part of our inventory reserve review. The Company estimated a usage rate for its raw material component parts for what it expects to use over a 36 month period. Any excess inventory based on this projected usage rate is written off as excess and obsolete. The Company then reserves 100% of the estimated usage that is over 12 months and less than 36 months. Certain raw material parts which have been written down to a zero value, may still be maintained in inventory to satisfy possible requirements under the warranty programs but are valued a zero. Ongoing the Company evaluates the inventory parts based on their age and usage over a 36 month period to determine inventory obsolescence and reserve adjustments.

Deferred Financing Costs
The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. As of April 30, 2010 and 2009, $467,868 and $0, respectively of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $445,257 and $128,108 for nine months ended April 30, 2010 and 2009, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Liability
Derivative liabilities consist of certain common stock warrants, and conversion features embedded in our convertible debenture notes. These financial instruments are recorded in the balance sheet at fair value, determined using the Black Scholes option pricing model, as liabilities. Changes in fair value are recognized in the statement of operations in the period of change.

Effective August 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”). FASB ASC 815-40-15-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the equity-linked instrument (or embedded feature) qualifies as a derivative instrument. We have determined that our convertible debentures and certain of our warrants issued after the adoption of FASB ASC 815-40-15-5 contain features that are not indexed to our own stock and therefore, were classified as derivative instruments. Upon adoption of FASB ASC 815-40-15-5 we did not record a cumulative effect of a change in accounting principle as it did not apply to any outstanding convertible debentures or warrants at that time.

On June 18, 2010, the Company’s common stock warrants and convertible notes were amended. As a result of these amendments we determined that the equity-linked instruments (or embedded features) are indexed to our Company’s stock within the meaning of FASB ASC 815-40-15-5 and no longer qualify as a derivative instrument. See Note 15, Subsequent Events.

Debt Discount
The Company follows the authoritative guidance for accounting for debt discount and valuation of detachable warrants. The Company recognized the value of detachable warrants issued in conjunction with issuance of the secured convertible debenture notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is amortized over the term of the underlying debt using the effective interest method.

Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

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

Warranty
The Company provides a twelve-year warranty on its commercial products and 25 years on its military products; the warranty covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs necessitated by misuse of such products are not covered by our warranty. In cases of defective products, the customer typically returns them to the Company’s facility in Somerville, New Jersey. The Company’s service personnel will replace or repair the defective items and ship them back to the customer. All servicing is completed at the Company’s main facility and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts. Our warranty costs have historically been insignificant and therefore a provision was not warranted. Management continues to monitor the costs and will provide a warranty provision if circumstances change.

Advertising / Public Relations Costs
Advertising/Public Relations costs are charged to operations when incurred. These expenses were $10,601 and $47,460 for the nine months ended April 30, 2010 and 2009, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation
The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.

Fair Value Measurements
The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company’s financial instruments include cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, convertible debentures as well as derivative liabilities. All these items, except the derivative liabilities were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and short term convertible debentures approximates fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

The Company has determined its financial instruments accounted for as derivative liabilities to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value. See Note 10, Derivative Liabilities.

Income Taxes
The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely. The guidance also requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. Based on the Company’s evaluation, management has concluded that there are significant uncertain tax positions requiring recognition in the consolidated financial statements with respect to the sale of the Company’s New Jersey Net Operating Loss Carryovers. In the event the Company receives an assessment for interest and/or penalties by major tax jurisdiction it would be classified in the consolidated financial statements as general and administrative expense. See Note 6, Income Taxes.

Other State Tax Benefits
In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the nine months ended April 30, 2010 and 2009, the Company entered into agreements to sell its unused NOL’s. Recognition of this asset and income have been in accordance with the guidance of SAB Topic 13 and are recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share of Common Stock
Basic earnings (loss) per share of common stock is computed by dividing the Company’s net income (loss) by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net income (loss) as they are not material and would have no effect on earnings per share available to common shareholders. Diluted earnings (loss) per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Common shares equivalents have been excluded where their inclusion would be anti-dilutive. Potentially dilutive securities at April 30, 2010 consist of 2,951,036 common shares from outstanding warrants, 1,282,051 common shares from convertible debt and 155,006 common shares from preferred stock.

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share for consisted of the following:

	Nine Months Ended				Three Months Ended
	April 30, 2010		April 30, 2009 (A)		April 30, 2010	April 30, 2009 (A)

Net Income (Loss)	$(29,253,750)		$(1,708,753)		$(8,033,510)	$(901,154)

Weighted-average common shares outstanding (Basic)	3,869,034		727,420	(A)	6,642,147	939,688
Weighted-average common stock equivalents:
Warrants	—	(B)	—	(B)	1,693,172	—	(B)
Convertible Debt	—	(B)	—	(B)	535,988	—	(B)
Series A Preferred Shares	—	(B)	—	(B)	—	—	(B)
Series B Preferred Shares	—	(B)	—	(B)	—	—	(B)

Weighted-average common shares outstanding (Diluted)	3,869,034		727,420		8,871,307	939,688

(A) Represents retroactive application of 1:5 reverse stock split.

(B) All amounts have been excluded as they are anti-dilutive due to losses generated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions made by management are based upon available current information, historical experience and other factors that are believed to be reasonable under the circumstances. The estimates and assumptions made by management involve risks and uncertainties which could cause reported amounts to differ materially from actual future results. If management’s estimates and assumptions are inaccurate, the Company’s reported amounts and disclosures of contingent assets and liabilities could be materially and adversely affected. Management considers its reserve for inventory and accounting for derivative liabilities to be significant estimates.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effects of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements). This guidance requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements, (continued)
In June 2008, the FASB issued guidance related to determining whether instruments granted in share-based payment transactions are participating securities. Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with non-forfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The Company determined that the conversion features embedded in its convertible debentures and certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability. During the three and nine months ended April 30, 2010, the adoption of this guidance resulted in a gain of $9,054,229 and a loss of $24,674,279, respectively on the Company’s derivative financial instruments.

In June 2009, the FASB issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued guidance on multiple deliverable revenue arrangements which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Recently Issued Accounting Pronouncements (continued)
In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance. The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In a Form 8-K dated June 10, 2010, Conolog Corporation concluded that our consolidated financial statements for the year ended July 31, 2009 and the quarters ended April 30, 2010, January 31, 2010 and October 31, 2009 would be restated and should no longer be relied upon.

The following is a summary of the adjustments to our previously issued condensed consolidated balance sheet as of April 30, 2010 and condensed consolidated statement of operations for the period ended April 30, 2010.

1	Prepaid expenses were overstated by $83,333. This overstatement related to consulting fees that were reclassified to deferred financing fees.
2

The April 30, 2010 ending inventory was reduced in the amount of $640,371, as a result of inventory not being valued using appropriate general accepted accounting principles (“GAAP”). This reduction was adjusted through accumulated deficit in the amount of $497,271 and $55,100 was expensed to cost of goods sold. In addition, the company established a reserve for inventory in the amount of $88,000 in accordance with GAAP. Cost of goods sold was increased approximately $58,009 and $107,255 for the three and nine months ended April 30, 2010 respectively, to reflect impact of the appropriate costing valuation using GAAP.

3

Computer software previously capitalized as an asset in the amount of $321,682 was appropriately expensed to research and development expense. The accumulated depreciation associated with the inappropriate capitalization was also corrected in the amount of $72,194. $15,045 was recorded as a reduction to accumulated deficit for prior year’s amount and $57,149 was recorded as an increase to current period amortization expense.

4

A reduction to other non-current assets was recorded due to recognizing an asset for the sale of the Company’s N.J. State Tax Net Operating Losses. The other non-current asset was reduced by $262,234 and accumulated deficit was also appropriately adjusted. A non-current asset should not have been recognized until cash was received as per SAB Topic 13. Other income was reduced from $284,703 to $0. Of this amount, $272,354 was for cash received for the sales of NJ NOL which was reclassified to tax benefit on the condensed statement of operations for the period ended April 30, 2010. The remaining $12,349 was reclassified from selling, general and administrative to tax benefit.

5

The Company recorded an increase in deferred financing fees in the amount of $864,201 of which $100,000 was reclassified from prepaid expense, $611,281 resulted from an increase in the derivative liability and $169,587 was for adjustments previously made to amortization of deferred loan costs. Subsequently, a decrease was recorded in deferred financing fees in the amount of $447,840 with a corresponding increase to amortization of deferred loan costs.

6

A reserve was established for a note receivable in the amount of $83,101 whose collectability was not reasonably assured. The amount of $83,103 was recognized through accumulated deficit as of July 31, 2009.

7

The Company recorded a payroll tax accrual in the amount of $23,000 for the nine month period end April 30, 2010. This adjustment has increased general, selling and administrative expenses in the amount of $23,000.

8

The Company recorded an increase in the derivative liability as a result of the change in fair market value of the derivative instrument in the amount of $440,026 with a corresponding increase to the gain (loss) on derivative financial instruments on the condensed consolidated statement of operations. In addition $718,230 was reclassified to additional paid in capital. Lastly, as noted above in item 5 above, there was an increase in the derivative liability in the amount of $611,281 from deferred financing fees.

9

The Company reclassified the change in fair market value of derivatives and interest expense associated with derivative instrument to a gain on derivative financial instruments in the amount of $9,054,229 for the three months ended April 30, 2010 and a loss on derivative financial instruments in the amount of $24,674,279 for the nine months ended April 30, 2010. Interest expense was reduced to $20,431 and $30,539 for the three and nine months ended Aril 30, 2010, respectively, and the change in the fair value of derivative was reclassified to zero for both nine and nine months ended April 30, 2010.

10	The company recorded a discount on the convertible debenture in the amount of $244,267 with a corresponding decrease to amortization of deferred loan discount on the statement of operations.
11

An incremental increase in additional paid in capital was recorded to adjust the fair value of the stock granted to the appropriate measurement date. The amount of $1,112,000 was recognized as an increase in additional paid in capital with a corresponding increase to accumulated deficit.

12

Adjusted the net income per basic common shares from $1.22 per share to $1.21 per share based upon the restated net income for the three months ended April 30, 2010 and diluted common shares from $0.47 to $0.91 per share based upon the restated net income for the three months ended April 30, 2010. Adjusted the net loss per basic and diluted common shares from ($7.24) loss per share to ($7.56) loss per share based upon the restated net loss for the nine months ended April 30. 2010.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of July 31, 2009:

1.

The July 31, 2009 ending inventory balance was reduced in the amount of $348,229, as a result of inventory not being valued using appropriate GAAP. This reduction was expensed to cost of goods sold. In addition, the Company established a reserve for inventory in the amount of $88,000, in accordance with GAAP.

2

Computer software previously capitalized as an asset in the amount of $311,243 was appropriately expensed to research and development expense. The accumulated depreciation associated with the inappropriate capitalization was also corrected in the amount of $15,045.

3.

A reserve was established for a note receivable in the amount of $83,101 whose collectability was not reasonably assured. The amount of $83,101 was expensed to the bad debt for note receivable on the consolidated statements of operations.

4.

Prepaid expenses were overstated. Consulting fees in the amount of $23,843 were expensed which is included in selling, general and administrative expense line item on the consolidated statements of operations.

5.

The Company recorded a payroll tax accrual in the amount of $38,000. This adjustment has increased general, selling and administrative expenses in the amount of $38,000 with a corresponding increase in the accrual expenses on the consolidated balance sheet.

6.

The previously reported induced conversion costs were inaccurately calculated. An additional expense of $69,510 was recorded in the induced conversion cost line item of the consolidated statement of operations with a corresponding increase to additional paid in capital.

7.	The Company reduced amortization of deferred financing fees in the amount of $158,476 with a corresponding increase to deferred financing fees on the consolidated balance sheet.
8.

The Company inappropriately accounted for stock based compensation expense. Stock based compensation of $751,242 and consulting fees of $28,185 were both reduced and are included in general, selling and administrative expense of the consolidated statement of operations. Additional paid in capital was reduced by $68,623 both of which are on the consolidated balance sheet.

9.	Deferred compensation (contra-equity) was reclassified to accumulated deficit in the amount of $672,733 to comply with ASC No. 718 Compensation – Stock Compensation.
10.

A reduction to other receivable was recorded due to an error in recognizing a receivable for the sale of the Company’s N.J. State Tax Net Operating Losses. The other receivable was reduced by $568,529 and accumulated deficit was also appropriately adjusted. A receivable should not have been recognized until cash was received as per SAB Topic 13.

11.

An incremental increase in compensation expense was recorded to adjust the fair value of the stock granted to the appropriate measurement date. The amount of $1,112,000 was recognized as in increase in accumulated deficit with a corresponding increase to additional paid in capital.

12.	The previously reported induced conversion costs were inaccurately calculated. Additional paid in capital was reduced by $533,165 with the corresponding reduction in accumulated deficit.
13.

The Company recorded additional amortization of deferred financing fees. Accumulated deficit was increased by $166,922 with a corresponding reduction to deferred financing fees on the consolidated balance sheet.

The following is a summary of the adjustments to our previously issued condensed statement of operations as of April 30, 2009:

1.

Cost of revenue was increased approximately $87,682 and $317,296 for the three and nine months ended April 30, 2009 respectively, to reflect impact of the appropriate costing valuation using GAAP and adjustments to inventory valuation.

2.

Research and development costs were increase by $311,243 for computer software previously capitalized as an asset. The Company also reclassified general and administrative expenses in the amount of $15,448 and $42,828 for the three and nine months ended April 30, 2009, respectively to research and development costs to a total expense for the three and nine month expense for research and development cost of $326,691 and $354,071, respectively.

3.	The Company reclassified $31,783 and $66,392 from general and administrative expenses to selling expense for the three and nine months ended April 30, 2009, respectively.
4.

Other income was reduced $354,947 to zero for nine month ended April 30, 2009, $376,539 was reclassified to tax benefit for the cash that received for the sales of NJ NOL, and an additional $21,592 was recorded to the tax benefit.

5.

The previously reported induced conversion costs were inaccurately calculated. For the nine month ended April 30, 2009 induced conversion costs were increased by $72,835 to $420,817. Additional paid in capital was reduced by $72,835.

6.

The Company recorded additional amortization of deferred financing fees in the amount of $9,222 and $133,196 for the three and nine months ended April 30, 2009, respectively, with a corresponding reduction to deferred financing fees on the condensed consolidated balance sheet.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The following tables summarize the adjustments made in the restatement of our April 30, 2010 condensed consolidated financial statements.

Balance sheet at April 30, 2010	Previously reported	Restated

Prepaid expenses	435,651	352,318
Inventory	700,000	607,350
Current assets	2,650,075	2,474,092

Property and Equipment, net accumulated depreciation	360,775	111,287
Note receivable, net of current portion	83,103	—
Other non-current assets	262,234	—
Non current inventory	547,721	—
Deferred financing fees, net of amortization	51,507	467,868
Total other assets	944,565	467,868
Total Assets	3,955,415	3,053,247
Accrued expenses	47,334	246,334
Derivative liability	20,847,678	21,180,755
Total current liabilities	21,076,694	21,608,771
Convertible debenture, net of discount	355,634	111,367
Total liabilities	21,432,328	21,720,138
Contributed capital	61,471,520	62,058,001
Accumulated deficit	(78,964,475)	(80,740,934)
Total Equity	(17,476,913)	(18,666,891)
Total Liabilities and stockholder’s equity	3,955,415	3,053,247

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Period Ending April 30, 2010	For the Three Months Ended April 30, 2010		For the Nine Months Ended April 30, 2010

	Previously reported	Restated	Previously reported	Restated

Total Cost of product revenue	220,403	278,412	514,394	621,649
Gross Profit (Loss) from Operations	295,494	237,485	581,519	474,264
General and administrative	849,894	812,241	3,434,412	3,317,641
Research and development	—	21,900	—	83,663
Selling expenses	—	6,614	—	49,421
Total operating expenses	849,894	840,755	3,434,412	3,450,725
Loss Before Other Income (Expenses)	(554,400)	(603,270)	(2,852,893)	(2,976,461)
Gain (Loss) on derivative financial instruments	—	9,054,229	—	(24,674,279)
Interest expense	(4,946,564)	(23,431)	(22,415,385)	(33,539)
Interest income	1,244	(1,416)	2,661	—
Gain (Loss) on derivative financial instrument	13,965,643	—	(2,102,682)	—
Other income	—	—	284,703	—
Induced conversion cost	—	—	(150,201)	(150,201)
Amortization of debt discount	(438,666)	(355,634)	(1,263,444)	(1,111,367)
Amortization of deferred financing fees	—	(180,048)	—	(445,257)
Total Other Income (Expense)	8,581,657	8,493,700	(25,644,348)	(26,414,643)
Income (Loss) before provision for income taxes	8,027,257	7,890,430	(28,497,241)	(29,391,104)
Provision for income tax benefit	—	143,080	—	137,354
Net income (loss)	8,027,257	8,033,510	(28,497,241)	(29,253,750)
Preferred stock dividends	1,045	—	(3,135)	—
NET LOSS APPLICABLE TO COMMON SHARES	8,026,212	8,033,510	(28,500,376)	(29,253,750)
NET LOSS PER BASIC COMMON SHARE	1.22	1.21	(7.24)	(7.56)
NET LOSS PER DILUTED COMMON SHARE	0.47	0.91	(7.24)	(7.56)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	6,596,113	6,642,147	3,938,957	3,869,034
SHARES OUTSTANDING - ASSUMING DILUTIVE	17,068,624	8,871,307	—	—

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Balance sheet at 7/31/2009	Previously reported	As Restated

Prepaid expenses	70,843	47,000
Inventory	1,395,452	587,782
Note receivable, net of current portion	14,864	1,610

Other current assets	551,937	5,000
Current assets	2,306,434	914,730
Property and Equipment, net of depreciation	396,704	100,506
Deferred financing fees, net of amortization	8,445	—
Note receivable, net of current portion	69,846	—
Total other assets	78,291	—
Total Assets	2,781,429	1,015,236
Accrued expenses	26,132	64,132
Total current liabilities	277,906	315,905
Total liabilities	277,906	315,905
Contributed capital	52,385,432	52,221,727
Accumulated deficit	(49,173,964)	(51,487,184)
Deferred Compensation	(672,733)	—
Total Equity	2,503,523	699,331
Total Liabilities and stockholder’s equity	2,781,429	1,015,236

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

	Three Months Ended April 30, 2009		Nine Months Ended April 30, 2009

Period ending April 30, 2009	Previously reported	Restated	Previously reported	Restated

Total Cost of product revenue	78,159	165,841	312,522	629,818
Gross Profit (Loss) from Operations	215,761	128,079	927,038	609,742
General and administrative	1,152,063	495,223	2,285,610	1,551,572
Research and development	—	326,691	—	354,071
Selling expenses	—	31,783	—	66,392
Total operating expenses	1,152,063	853,697	2,285,610	1,972,035
Loss Before Other Income (Expenses)	(936,302)	(725,618)	(1,358,572)	(1,362,293)
Interest expense	(6,289)	(6,289)	(75,563)	(75,563)
Interest income	76	77	13,888	13,888
Other income	(320)	—	354,947	—
Induced conversion cost	(142,071)	(142,071)	(347,982)	(420,817)
Amortization of deferred loan discount	(10,875)	(10,875)	(112,399)	(112,399)
Amortization of deferred financing fees	(25,280)	(16,058)	(261,304)	(128,108)
Total Other Income (Expense)	(184,759)	(175,216)	(428,413)	(722,999)
Loss before provision for income taxes	(1,121,061)	(900,834)	(1,786,985)	(2,085,292)
Provision for income tax benefit	—	(320)	—	376,539
Net income (loss) applicable to common shares	(1,121,061)	(901,154)	(1,786,985)	(1,708,753)
NET LOSS PER BASIC COMMON SHARE	(1.19)	(0.96)	(2.46)	(2.35)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	939,688	939,688	727,420	727,420

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - INVENTORY

Inventory consisted of the following as of April 30, 2010 and July 31, 2009,

	April 30, 2010 As Restated	July 31, 2009 As Restated

Finished Goods	$325,200	$325,943
Work-in-process	25,000	23,711
Raw materials	345,150	326,128

	695,350	675,782
Less: Inventory reserve	88,000	88,000

Inventory, net	$607,350	$587,782

The Company, on an annual basis, reviews finished goods and raw material inventory on-hand and provides a reserve for obsolete product based on the results of the review.

As of April 30, 2010 and July 31, 2009, inventory reserves amounted to $88,000 and $88,000, respectively. For the nine months ended April 30, 2010 and 2009, inventory written off as obsolete, amounted to $0 and $0, respectively, and was charged to cost of sales.

NOTE 5 - NOTE RECEIVABLE

The Company entered into an Agreement to Rescind an Asset Purchase Agreement, dated October 22, 2002. This Agreement requires the repayment of $148,640, consisting of principal and interest accrued to July 31, 2004. Payments of $1,607 (principal of $1,239 and interest at 5% of $368) begin December 30, 2004 and were to have continued monthly until the full balance was repaid. During fiscal 2009, the maker of the note stopped making payments and the Company reserved $83,100 at July 31, 2009. During the nine months ended April 30, 2010 the maker of the note made only one payment of $1,610. The Company filed legal action and a Judgment was granted in favor of the Company. Any future collections from the principal will be recorded as income.

NOTE 6 - INCOME TAXES

There was no tax provision for income taxes for the nine months ended April 30, 2010 and 2009. The Company has no open tax years prior to 2005 for the State of New Jersey and 2003 for the federal income tax purposes which are subject to examination.

At July 31, 2010 and 2009, the Company has net loss carryforwards for federal income tax purpose of $26,890,000 and $25,430,000, respectively, which is available to offset future federal taxable income through 2030. At July 31, 2010 and 2009, the Company has net operating loss carryforwards for state income tax purposes of approximately $6,900,000 and $5,302,000 respectively to offset future state taxable income through 2030.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2010 and 2009, the Company entered into agreements to sell up to $5,594,000 and $4,757,000 of its unused tax losses. The Company received net proceeds of $284,703 and $376,819 during the nine months ended April 30, 2010 and 2009 respectively, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the statement of operations consists of the proceeds received from the sale of the Company's NJ NOLs offset by the unrecorded tax benefit due to uncertain tax positions of $135,000 during the nine months ended April 30, 2010.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses. The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards. The Company has established a valuation allowance at the full value of the deferred tax asset.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded a 100% of the deferred tax asset to a valuation allowance as of April 30, 2010 and July 31, 2009.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company evaluates these unrecognized tax benefits each reporting period. As of April 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135,000. The unrecognized tax benefit is the result of the Company’s position to deduct the write off of the obsolete inventory for income tax purposes. The Company maintains some of its obsolete inventory for

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - INCOME TAXES (continued)

utilization in repairing its products previously sold in accordance with the Company’s warranty program. The Company, over the years, has discarded obsolete inventory; however, the company did not keep a detailed log of the inventory that was discarded. These inventory items were written down to zero in the Company’s inventory system as they were deemed to have no value and therefore the Company deducted the amounts on its income tax returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

April 30, 2010
Balance at beginning of period	$—
Additions based on tax positions related to current year	135,000

Balance at end of period	$135,000

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. These uncertain tax positions are related to the Sale of the Company’s NJ NOL’s and are within the tax years that remain subject to examination by the relevant taxing authorities.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months. These changes may be the result of new state audits. It is also expected that the statute of limitations for certain unrecognized tax benefits will expire in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of approximately $22,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company has recorded accrued interest of $3,000 as of April 30, 2010 which has been included in interest expense in the Statement of Operations.

NOTE 7– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For tax year 2010 and 2009 this maximum allowable deferred contribution was $16,500 ($22,500 for employee over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company made matching contributions to the plan of $0 and $31,648 for the nine months ended April 30, 2010 and 2009, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

On May 21, 2008, a Special Meeting of the Company’s shareholders approved a proposed amendment to the Company’s certificate of incorporation to effect a one-for-four reverse split of the Company’s common stock which was subsequently approved by the Company’s board of directors.

On February 25, 2009, at the Annual Meeting the Company’s shareholders then approved a proposed amendment to the Company’s certificate of incorporation to effect a one-for-five reverse split of the Company’s common stock which was subsequently approved by the Company’s board of directors.

On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that the Company no longer complied with the NASDAQ Listing Rules (the “Listing Rules”) for continued listing on The NASDAQ Stock Market (“NASDAQ”) because the Company had not maintained a minimum of $2,500,000 in stockholders’ equity as required by Listing Rule

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

5550(b)(1), and because the Company’s Form 10-Q for the period ended April 30, 2010, had not yet been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 8-03 of Regulation S-X, pursuant to Listing Rule 5250(c)(1). Thereafter, on August 2, 2010, the Company received a NASDAQ Staff Determination Letter indicating that the Staff had concluded that the Company had not solicited proxies or held its annual meeting within the timeframe required by Listing Rules 5620(a) and 5620(b) and accordingly, determined to initiate procedures to delist the Company’s securities from NASDAQ. Finally, on August 13, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that, as the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in by NASDAQ Listing Rule 5550(a)(2), and in accordance with Listing Rule 5810(c)(3)(A), the Company had been provided 180 calendar days, or until February 9, 2011, to regain compliance with that requirement.

On September 15, 2010, the Company attended a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to present its plan to evidence compliance with all applicable Listing Rules and to request an extension of time within which to do so. By decisions dated October 19, 2010, November 3, 2010, and November 23, 2010, the Panel determined to continue the Company’s listing on NASDAQ, subject to certain conditions. The Company’s continued listing on NASDAQ is conditioned upon the Company becoming current in its SEC reporting obligations by November 30, 2010, evidencing compliance with the minimum $2,500,000 million stockholders’ equity requirement, as well as its ability to sustain compliance with that requirement, by December 31, 2010, and soliciting proxy statements and holding the 2010 annual meeting of stockholders by January 14, 2011, among other things. The Company is continuing to work toward regaining compliance with all of the applicable Listing Rules as required by the Panel decision; however, if it is unable to do so, the Company’s securities may be delisted from NASDAQ.

During the nine months ended April 30, 2010 and 2009, $1,037,949 and $913,809 of convertible debentures, respectively, were converted into 1,328,645 and 636,570 shares of common stock, respectively.

During the nine months ended April 30, 2010 and 2009, $39,546 and $94,058 of interest expense, respectively, were converted into 50,559 and 51,526 shares of common stock, respectively.

During the nine months ended April 30, 2010 and 2009, the Company issued 265,000 and 20,500 common shares, respectively, to consultants for services to be provided. The common shares were valued at $508,800 and $28,185 for the nine months ended April 30, 2010 and 2009, respectively.

During the nine months ended April 30, 2010 and 2009, the Company issued 735,000 and 0 common shares, respectively, to officers, directors and employees as compensation. The common shares were valued at $1,411,200 and $0 for the nine months ended April 30, 2010 and 2009.

During the nine months ended April 30, 2010 and 2009, investors were issued 2,746,192 and 0 common shares, respectively, for the exercise of warrants. The Company received proceeds of $635,070 and $0 from the exercise of these warrants during the nine months ended April 30, 2010 and 2009.

During the year ended July 31, 2009, the Company re-issued 745,895 common shares to officers, directors, employees and consultants that were initially issued in the year ended July 31, 2008. The initial shares issued in fiscal year ended July 31, 2008 were cancelled. There was no additional incremental value upon re-issuance and no compensation expense was recorded in the year ended July 31, 2009.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Strike Price	Expiration Date

2/18/2005 Warrants	6,321	$150.00	2/18/10
7/16/2005 Warrants	12,000	$202.70	7/16/10
1/19/2006 Warrants	417	$25.00	1/19/11
3/12/2007 Warrants	84,750	$21.00	3/12/12
11/2/2007 Warrants	33,355	$33.20	11/2/12

Outstanding Balance at August 1, 2008	136,843

Issued	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding Balance at July 31, 2009	136,843

Issued:
Class A Warrants	2,564,102	$1.12	8/3/14
Class C Warrants	2,564,104	$1.12	2/26/15
Selling Agent Warrants	256,410	$1.12	8/3/14
Selling Agent Warrants	256,410	$1.12	2/26/15

Exercised:
Class A Warrants	(1,929,032)	$0.01	8/3/14
Class A Warrants	(635,070)	$1.00	8/3/14
Class C Warrants	—	$—
Selling Agent Warrants	(256,410)	$1.12	8/3/14

Cancelled:
Class A Warrants	—	$—
Class C Warrants	—	$—
Selling Agent Warrants	—	$—
2/18/2005 Warrants	(6,321)	$150.00	2/18/10

Outstanding Balance at April 30, 2010	2,951,036

As of April 30, 2010, the Company has the following warrants outstanding:

7/16/2005 Warrants	12,000
1/19/2006 Warrants	417
3/12/2001 Warrants	84,750
11/2/2007 Warrants	33,355
Class C Warrants	2,564,104
Selling Agent Warrants	256,410

Total	2,951,036

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

The above table excludes our Class B warrants for which 40,000 were issued and 10,000 were exercised during the nine months ended April 30, 2010. During the nine months ended April 30, 2010, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,416 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants.

All of our outstanding warrants (with the exception of the Class B warrants) contain a cashless exercise provision whereby, the holder is entitled to receive a number of shares of common stock equal to (x) the excess of the market price of our common stock as of the trading day immediately prior to the exercise date over the total cash exercise price of the portion of the warrant then being exercised, divided by (y) the market price of our common stock as of the trading day immediately prior to the date of exercise.

For further information regarding the Company’s warrants please see Notes 9 and 10.

NOTE 9 – CONVERTIBLE DEBENTURES

March 2007 Debentures
On March 12, 2007, the Company issued an aggregate $2,825,000 convertible debenture (“March 2007 Debentures”) pursuant to a subscription agreement. The March 2007 debentures accrue interest at the rate of 6% per annum and mature on March 12, 2009. They are convertible into the Company’s common stock at a conversion price of $2.00 per share. The Company also issued warrants to purchase 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share. After deducting fees paid to the selling agent and other professional fees, the Company received net proceeds of $2,487,500. The Company recorded a discount to the March 2007 debentures in the amount of $2,018,962. This amount consists of a beneficial conversion feature in the amount of $483,623 determined on the intrinsic value between the fair market value of the Company’s stock and the conversion price and $1,535,339 debt discount related to the relative fair value of the warrants.

On September 7, 2007, the Company’s Board of Directors voted unanimously to adjust the original conversion price of the March 2007 debentures from $2.00 to $1.40 resulting in the conversion of the March 2007 debentures in the amount of $1,246,171. The Company also recognized an induced conversion cost related to this conversion of $550,339.

On December 26, 2007, the Company’s Board of Directors voted unanimously to further adjust the original conversion price of March 2007 debentures from $1.40 to $1.05. There were no conversions of the March 2007 debentures as a result of this reduction in the conversion price.

On June 12, 2008, the Company’s Board of Directors voted unanimously to adjust the original conversion price of the outstanding March 2007 debentures from $4.20 (post reversal) to $1.20 resulting in the conversion of the debentures in the amount of $627,071. The Company also recognized an induced conversion cost related to this conversion of $303,583.

On September 8, 2008, the Company reduced the exercise price of the warrants issued in connection with the March 2007 debentures, from $1.20 per share to $0.50 per share. Pursuant to Section 12 (b) of the Subscription Agreement, as a result of the reduction of the exercise price of the warrants, the conversion price of the March 2007 debentures issued in connection with the Subscription Agreement was also reduced to $0.50 per share. As a result of the above reductions in exercise and conversion prices, as of February 9, 2009 the investors have converted and additional $387,592 of the March 2007 debentures plus accrued interest of $69,888 into 182,992 common stock shares. The Company also recognized an induced conversion cost related to these conversions of $420,817.

On March 9, 2009, the Company and holders of its outstanding March 2007 debentures agreed that the maturity date of the debentures to be August 31, 2009; the holders of the March 2007 debentures may convert any principal amount or interest remaining at an applied conversion rate equal to the lesser of (A) the fixed conversion price or (B) seventy-five percent of the average closing bid price of the common stock for the five trading days preceding the date of the notice of conversion.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES

As a result of the above amendment to the maturity date and the amendment to the conversion price, the debenture holders converted $526,217 of the March 2007 debentures into 505,104 shares of common stock. The Company also recognized an induced conversion cost related to this conversion of approximately $201,063.

March 2007 Debentures
The remaining balance of the March 2007 debentures in the amount of $37,949 and $2,578 of accrued interest was converted on August 18, 2009 into 49,758 shares of common stock. The Company also recognized an induced conversion cost related to this conversion of approximately $31,208.

As of April 30, 2010 the remaining balance on the March 2007 Debenture was $0. As of July 31, 2009 the remaining balance on March 2007 Debenture was $34,318, net of an unamortized discount of $3,631.

The following is a roll forward schedule of our March 2007 debenture:

	Principal Balance	Debt Discount	Net Debt

Balance, July 31, 2008	$951,758	$(126,905)	$824,853
Conversions	(913,809)	—	(913,809)
Amortization of debt discount	—	123,274	123,274

Balance, July 31, 2009	37,949	(3,631)	34,318
August 2009 Conversion	(37,949)	—	(37,949)
Amortization of debt discount	—	3,631	3,631

Balance April 30, 2010	$—	$—	$—

August 2009 Debentures
On August 3, 2009, the Company entered into a Subscription Agreement pursuant to which it sold a $500,000 convertible debenture on August 3, 2009 and a $500,000 debenture on September 24, 2009. (collectively, the “August 2009 Debentures”). The initial interest rate of the August 2009 debentures is 4% per annum and upon the shareholder Approval the interest rate will be 8% per annum. The August 2009 Debentures have maturity dates of 15 months from their closing dates. Interest shall accrue from the closing date and shall be payable quarterly, in arrears, commencing six months after the closing date. The August 2009 Debentures are convertible into shares of the Company’s common stock at a conversion price of $0.78 per share. Commencing six months after the closing date, the Conversion Price shall be adjusted to the lesser of the $0.78 or 75% of the lowest three closing bid prices for the Company’s common stock for the ten days prior to when the August 2009 Debentures are converted. Additionally, the conversion price of the debenture is adjustable upon the occurrence of certain events. Accordingly, the conversion feature of the debenture was accounted for as a discount to the August 2009 debentures in the amount of $1,000,000 at their commitment dates.

In connection with the August 2009 Debentures, the Company issued Class A and Class B warrants. The Class A warrants provide the holder with the option to purchase 2,564,102 shares of the Company’s common stock at an exercise price $1.12 per share. The Class A warrants are exercisable for a period beginning on August 3, 2009 and terminate on August 3, 2014. Additionally, the 40,000 Class B Warrants issued entitles the holder until July 3, 2012, to purchase up to $4,000,000 of principal amount of the Company’s 8% notes on the same terms as the August 2009 Debentures. Upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date. The Class C warrants entitle the warrant holder to purchase 10,256,416 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. For each $100,000 principal of notes purchased pursuant to the Class B Warrants, the holder will surrender

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

1,000 Class B Warrants. The Class A and Class B Warrants were accounted for as derivative liabilities resulting in a charge to derivative liability with a corresponding charge to the statement of operations at the commitment date of the August 2009 Debenture in the amount of $16,975,954. (See Note 10).

August 2009 Debentures (continued)
The August 2009 Debentures cannot be converted to the extent such conversion would cause the debenture holder, together with such holder’s affiliates, to beneficially own in excess of 4.99% of the Company’s outstanding common stock immediately following such conversion. The Company also entered into a Security Agreement pursuant to which it granted the Subscribers a security interest in its assets. The Security Agreement will terminate when the August 2009 debentures, including outstanding interest due thereon are repaid.

In accordance with the terms of the August 2009 Debentures, the occurrence of any of the following events shall, at the option of the note holder, make all sums of principal and interest then remaining unpaid immediately due and payable, upon demand:

•	Failure to pay principal or interest when due and such failure continues for a period of five (5) business days after the due date.
•

The Company breaches any material covenant or other term or condition of the subscription agreement and convertible debenture in any material respect and such breach, if subject to cure, continues for a period of ten (10) business days after written notice to the Company from the note holder.

•

Breach of any material representation or warranty of the Company made in the subscription agreement or convertible debenture or in any agreement, statement or certificate given in writing shall be false or misleading in any material respect as of the date made and the closing Date.

•

The Company or any Subsidiary of Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for them or for a substantial part of their property or business; or such a receiver or trustee shall otherwise be appointed.

•

Any money judgment, writ or similar final process shall be entered or filed against the Company or any subsidiary of the Company or any of their property or other assets for more than $100,000, and shall remain unvacated, unbonded or unstayed for a period of forty-five (45) days.

•

The Company shall have received a notice of default, which remains uncured for a period of more than twenty (20) business days, on the payment of any one or more debts or obligations aggregating in excess of One Hundred Thousand Dollars (US $100,000.00) beyond any applicable grace period;

•

Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law, or the issuance of any notice in relation to such event, for the relief of debtors shall be instituted by or against the Company or any subsidiary of the Company and if instituted against them are not dismissed within sixty (60) days of initiation.

•

Failure of the Common Stock to be quoted or listed on the NASDAQ National Market System; failure to comply with the requirements for continued listing on the Bulletin Board for a period of seven consecutive trading days; or notification from the Bulletin Board or the NASDAQ National Market System that the Company is not in compliance with the conditions for such continued listing on the NASDAQ National Market System.

•	An SEC or judicial stop trade order or a NASDAQ National Market System trading suspension with respect to Borrower’s Common Stock that lasts for five or more consecutive trading days.
•

The Company’s failure to timely deliver Common Stock to the note holder pursuant to and in the form required by this convertible note or subscription agreement, and, if requested by Company, a replacement convertible note, and such failure continues for a period of five (5) business days after the due date.

•	The Company effectuates a reverse split of its Common Stock without twenty days prior written notice to the note holder.
•

A default by the Company of a material term, covenant, warranty or undertaking of any agreement to which the Company and note holder are parties, or the occurrence of a material event of default under any such other agreement which is not cured after any required notice and/or cure period.

In connection with the August 2009 Debentures entered into on August 3, 2009, the Company paid Garden State Securities, Inc., the selling agent, a cash fee of $100,000 and issued warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The Company recorded the cash fee and the fair value of the warrants issued to Garden State Securities, Inc. plus $40,000 fee paid to an attorney totaling $371,025 as deferred financing costs. The deferred financing costs are being amortized over the term of the August 2009 Debenture agreement. As of April 30, 2010, the remaining balance was $0.

August 2009 Debentures (continued)
At various times during the nine months ended April 30, 2010, an aggregate $1,000,000 of the August 2009 debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of April 30, 2010 the remaining balance of the August 2009 debentures were $0.

The following is a roll forward schedule of our August 2009 debenture:

	Principal Balance	Debt Discount	Net Debt

Balance, August 1, 2009	$—	$—	$—
Debt issuance	1,000,000	(1,000,000)	—
Conversions	(1,000,000)	—	(1,000,000)
Amortization of debt discount	—	1,000,000	1,000,000

Balance, April 30, 2010	$—	$—	$—

February 2010 Debentures
On February 24, 2010, holders of the Class B warrants exercised 10,000 Class B Warrants to purchase $1,000,000 in convertible notes (“February 2010 Debentures”). The February 2010 Debentures were issued under the same terms as the August 2009 Debentures. Accordingly, the conversion feature of the debenture was accounted for as a liability resulting in a discount to the February 2010 debentures in the amount of $1,000,000 at their commitment dates. With the exercise of the 10,000 Class B warrants, the Company also issued Class C Warrants to purchase 2,564,104 shares of the Company’s common stock at an exercise price of $1.12.

In connection with the exercise of the Class B warrants and pursuant to a Selling Agent Agreement the Company paid Garden State Securities, Inc., a cash fee of $100,000 and issued Garden State additional warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on March 3, 2010 to be $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.12, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.27%. The Company recorded the cash fee and the fair value of the warrants totaling $480,256 issued to Garden State as deferred financing costs. The deferred financing costs are being amortized over the term of the February 2010 Debenture agreement. As of April 30, 2010, the remaining balance was $467,868.

The August 2009 debentures, February 2010 debentures, Class A warrants, Class B warrants, Class C warrants and the warrants granted to the selling agent contain provisions whereby if the Company shall offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which shall be less than the conversion price of the August 2009 debentures and February 2010 debentures or less than the exercise price of the Class A warrants, Class B warrants, Class C warrants or the warrants granted to the selling agent, then the conversion price and the warrant exercise price shall automatically be reduced to such other lower issue price. Due to this provision, the embedded conversion features of the debentures and the warrants are not considered indexed to the Company’s stock. Accordingly, these financial instruments have been recorded as a derivative liability.

On June 18, 2010, Conolog Corporation (the “Company”) entered into an amendment with the holders of its outstanding convertible debentures and warrants (See Note 15, Subsequent Events).

The Company also entered into a Security Agreement pursuant to which it granted the Subscribers a security interest in its assets. The Security Agreement will terminate when the February 2010 debentures, including outstanding interest due thereon are repaid.

In accordance with the terms of the February 2010 Debentures, the occurrence of any of the following events shall, at the option of the note holder, make all sums of principal and interest then remaining unpaid immediately due and payable, upon demand:

•	Failure to pay principal or interest when due and such failure continues for a period of five (5) business days after the due date.
•

The Company breaches any material covenant or other term or condition of the subscription agreement and convertible debenture in any material respect and such breach, if subject to cure, continues for a period of ten (10) business days after written notice to the Company from the note holder.

•

Breach of any material representation or warranty of the Company made in the subscription agreement or convertible debenture or in any agreement, statement or certificate given in writing shall be false or misleading in any material respect as of the date made and the closing Date.

•

The Company or any Subsidiary of Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for them or for a substantial part of their property or business; or such a receiver or trustee shall otherwise be appointed.

•

Any money judgment, writ or similar final process shall be entered or filed against the Company or any subsidiary of the Company or any of their property or other assets for more than $100,000, and shall remain unvacated, unbonded or unstayed for a period of forty-five (45) days.

•

The Company shall have received a notice of default, which remains uncured for a period of more than twenty (20) business days, on the payment of any one or more debts or obligations aggregating in excess of One Hundred Thousand Dollars (US $100,000.00) beyond any applicable grace period;

•

Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law, or the issuance of any notice in relation to such event, for the relief of debtors shall be instituted by or against the Company or any subsidiary of the Company and if instituted against them are not dismissed within sixty (60) days of initiation.

•

Failure of the Common Stock to be quoted or listed on the NASDAQ National Market System; failure to comply with the requirements for continued listing on the Bulletin Board for a period of seven consecutive trading days; or notification from the Bulletin Board or the NASDAQ National Market System that the Company is not in compliance with the conditions for such continued listing on the NASDAQ National Market System.

•	An SEC or judicial stop trade order or a NASDAQ National Market System trading suspension with respect to Borrower’s Common Stock that lasts for five or more consecutive trading days.
•

The Company’s failure to timely deliver Common Stock to the note holder pursuant to and in the form required by this convertible note or subscription agreement, and, if requested by Company, a replacement convertible note, and such failure continues for a period of five (5) business days after the due date.

•	The Company effectuates a reverse split of its Common Stock without twenty days prior written notice to the note holder.
•

A default by the Company of a material term, covenant, warranty or undertaking of any agreement to which the Company and note holder are parties, or the occurrence of a material event of default under any such other agreement which is not cured after any required notice and/or cure period.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

February 2010 Debentures (continued)
As of April 30, 2010 the remaining balance of the February 2010 Debentures were $111,367 net of an unamortized discount of $888,633.

The following is a roll forward schedule of our February 2010 Debenture:

	Principal Balance	Debt Discount	Net Debt

Balance, August 1, 2009	—	—	—
Debt issuance	$1,000,000	$(1,000,000)	$—
Conversions	—	—	—
Amortization of debt discount	—	111,367	111,367

Balance, April 30, 2010	$1,000,000	$(888,633)	$111,367

Event of Default
On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter. As a result of the NASDAQ Staff Determination Letters, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and subsequent to the year ended July 31, 2010, the Company received a waiver from note holders. See Note 15, Subsequent Events.

NOTE 10 – DERIVATIVE LIABILITIES

Embedded Conversion Feature of August 2009 Debentures
The August 2009 Debentures contain a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the August 2009 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on August 3, 2009 and September 24, 2009 (commitment dates) to be $1,466,538 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.83, expected volatility of 117.4% over the remaining contractual life of one year and five months and a risk free rate of 2.46%. At various times throughout the nine months ended April 30, 2010, the holders of the August 2009 Debentures converted the full amount of the debentures into common shares of the Company’s stock. At each conversion date the Company marked to market the fair value of the derivative and reclassified it to additional paid in capital. The amounts reclassified to additional paid in capital aggregated $1,744,013 and were calculated using the Black-Scholes option pricing. The weighted average assumptions used in computing the fair value are a closing stock price of $1.99, expected volatility of 117.4% over the remaining contractual life of 1 year and a risk free rate of 2.37%. The fair value of the derivative decreased by $68,841 and increased by $277,475 for the three and nine months ended April 30, 2010, respectively, which has been recorded in the statements of operations.

The February 2010 Debentures contain a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the February 2010 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on February 26, 2010 and March 3, 2010 (commitment dates) to be $1,714,462 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.86, expected volatility of 240% over the remaining contractual life of one year and six months and a risk free rate of 2.28%. The fair value of the embedded conversion feature on April 30, 2010 was $1,380,026.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – DERIVATIVE LIABILITIES (continued)

Embedded Conversion Feature of February 2010 Debentures (continued)
The weighted average assumptions used in computing the fair values on April 30, 2010 are a closing stock price of $1.59 expected volatility of 117.4% over the remaining contractual life of one year and three months and a risk free rate of 2.43%. The fair value of the derivative decreased by $334,436 for the three and nine months ended April 30, 2010 which has been recorded in the statements of operations.

August 2009 Selling Agent Warrants
In connection with the August 2009 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the terms of the August 2009 Selling Agent Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the August 2009 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. On February 3, 2010, the holder of the 2009 Selling Agent Warrants exercised their option to exercise 256,410 warrants. The Company calculated the fair value of the 256,410 exercised warrants on February 3, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of February 3, 2010 are a closing stock price of $2.98, expected volatility of 148.68% over the remaining contractual life of four years and six months and a risk free rate of 2.40%. The fair value of the derivative at February 3, 2010 was $718,230 which was reclassified to additional paid in capital. The fair value of the derivative increased by $269,513 and $487,205 for the three and nine months ended April 30, 2010, respectively, which has been recorded in the statements of operations.

February 2010 Selling Agent Warrants
In connection with the February 2010 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the terms of the February 2010 Selling Agent Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the February 2010 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on February 26, 2010 at $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.98, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.30%. The fair value of the February 2010 Selling Agent Warrants on April 30, 2010 was $333,077. The assumptions used in computing the fair values on April 30, 2010 are a closing stock price of $1.59, expected volatility of 108.0% over the remaining contractual life of four years and 10 months and a risk free rate of 2.43%. The fair value of the derivative decreased by $47,179 for the three and nine months ended April 30, 2010 which has been recorded in the statements of operations.

Class A Warrants
In connection with the August 2009 debentures, the Company issued Class A Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class A Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class A Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $2,310,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. At various times during the nine months ended April 30, 2010, the holder of the Class A warrants exercised their option to purchase 635,070 shares of common stock. The Company calculated the fair value of the 635,070 exercised warrants to be $918,961 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.84, expected volatility of 108% over the remaining contractual life of four years and six months and a risk free rate of 2.47%. The Company reclassified the $918,961 fair value of the 635,070 warrants to additional paid in capital. On December 29, 2009, the exercise price of the remaining 1,929,032 Class A Warrants automatically adjusted to $0.01 pursuant to the warrant agreement The reduction in the exercise price eliminated the derivative feature associated with the remaining 1,929,032 Class A Warrants. The Company calculated the fair value of the 1,929,032 Class A Warrants to be $2,723,600 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.42, expected volatility of 108% over the

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – DERIVATIVE LIABILITIES (continued)

Class A Warrants (continued)
remaining contractual life of four years and six months and a risk free rate of 2.62%. The fair value of the derivative at December 29, 2009 was $2,723,600 which was reclassified to additional paid in capital. The fair value of the derivative increased by $0 and $1,332,305 for the three and nine months ended April 30, 2010, respectively, which has been recorded in the statements of operations.

Class B Warrants
In connection with the August 2009 debentures, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,408 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. The financial instruments underlying the Class B Warrants contain provisions whereby we will have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants or conversion price of the 8% convertible notes. Accordingly the Class B Warrants were accounted for as a derivative liability. The Company calculated the fair value of the Class B Warrants on August 3, 2009 at $14,665,698 consisting of a fair value for the underlying Class C Warrants of $10,369,894 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $4,295,804. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.14, expected volatility of 138.26% over the remaining contractual life of five years and a risk free rate of 2.66%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.14, expected volatility 159.87% over the remaining contractual life of one year and six months and a risk free rate of 1.18%. The fair value of the Class B Warrants at April 30, 2010 was $16,139,959 consisting of a fair value for the underlying Class C Warrants of $11,311,396 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $4,828,563. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.59, expected volatility of 148.91% over the remaining contractual life of five years and a risk free rate of 2.43%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.59, expected volatility 164.49% over the remaining contractual life of one year and six months and a risk free rate of 0.97%. The fair value of the derivative decreased by $12,915,422 and increased by $1,474,261 for the three and nine months ended April 30, 2010, respectively, which has been recorded in the statements of operations.

Class C Warrants
In connection with the February 2010 debentures, the Company issued Class C Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class C Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on February 26, 2010 and March 3, 2010 (commitment dates) at $3,974,618 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair value are a closing stock price of $1.86, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.28%. The fair value of the Class C Warrants on April 30, 2010 was $3,327,694. The assumptions used in computing the fair values on April 30, 2010 are a closing stock price of $1.59, expected volatility of 108.0% over the remaining contractual life of four years and 10 months and a risk free rate of 2.43%. The fair value of the derivative decreased by $646,924 for the three and nine months ended April 30, 2010 which has been recorded in the statements of operations.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – DERIVATIVE LIABILITIES (continued)

The following is a roll forward schedule of the Company’s derivative liability and components of the embedded conversion features:

	Number of Class A Warrants	Number of Class B Warrants	Number of Class C Warrants	Number of Warrants Issued to Selling Agent	Face Value of Convertible Debt	Total Derivative Liability

Balance 8/1/09	—	—	—	—	$—	$—
Granted	2,564,102	40,000	—	256,410	—	(17,206,979)
Debt Issuance	—	—	—	—	1,000,000	(1,466,538)
Debt Conversion	—	—	—	—	(221,256)	328,395
Change in Fair Value of Derivative	—	—	—	—	—	(7,107,807)

Balance 10/31/09	2,564,102	40,000	—	256,410	778,744	(25,452,929)

Reclassification due to Change in Exercise Price to $0.01 for 1,929,032 A Warrants	—	—	—	—	—	2,723,600
Exercised	(635,070)	—	—	—	—	918,961
Debt Conversion	—	—	—	—	(489,344)	926,993

Change in Fair Value of Derivative	—	—	—	—	—	(9,178,208)

Balance 1/31/10	1,929,032	40,000	—	256,410	289,400	(30,061,583)

Exercise (no impact as these were reduced to $0.01)	(1,929,032)	—	—	—	—	—
Exercise	—	(10,000)	—	(256,410)	—	718,230
Debt Issuance	—	—	—	—	1,000,000	(1,714,462)
Debt Conversion	—	—	—	—	(289,400)	488,625
Granted	—	—	2,564,104	256,410	—	(4,354,874)
Change in Fair Value of Derivative	—	—	—	—	—	13,743,309

Balance 4/30/10	—	30,000	2,564,104	256,410	$1,000,000	$(21,180,755)

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – DERIVATIVE LIABILITIES (continued)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability
The Company has determined its derivative warrant liabilities to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value at the adoption and for the first, second and third quarters of the fiscal year ended July 31, 2010. Key weighted average assumptions used in the Black-Scholes fair value calculation were as follows:

	April 30, 2010	January 31, 2010	October 31, 2009

Expected term (in years)	3.94	3.86	3.93
Volatility	143.34%	150.82%	141.71%
Risk-free interest rate	2.10%	1.88%	1.96%
Dividend yield	0.00%	0.00%	0.00%

NOTE 11 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Nine Months Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

2010	$1,095,913	$443,218	2	40.4%
2009	$1,239,560	$783,270	3	63.2%

NOTE 12 – STOCK-BASED COMPENSATION

2002 Stock Option Plan

On April 23, 2002, the Board of Directors of the Company adopted the 2002 Stock Option Plan (“the 2002 Plan”). Under the 2002 Plan, the Company may grant up to 158 shares of common stock as either incentive stock options under Section 422A of the Internal Revenue Code or nonqualified stock options. Subject to the terms of the 2002 Plan, options may be granted to eligible persons at any time and under such terms and conditions as determined by the 2002 Stock Option Committee (‘the Committee”). Unless otherwise determined by the Committee, each stock option shall terminate no later than ten years (or such shorter time as may be fixed by the Committee) after the date in which it was granted. The exercise price for incentive stock options must be at least one hundred percent (100%) of the fair market value of common stock as determined on the date of the grant. The exercise price for nonqualified stock options may not be granted at less than eighty-five percent (85%) of the fair market value of the shares on the date of grant.

As of April 30, 2010 and July 31, 2009, there had been no shares granted under the 2002 Plan.

Stock Incentive Plans
The Company has Stock Incentive Plans pursuant to which the Company may grant a number of shares of the Company’s Common Stock to the Company’s officers, directors, employees and consultants. The Company’s 2008 and 2009 Stock Incentive Plan was approved by its shareholders, authorizing the Board to, from time-to-time, issue up to 800,000 shares of the Company’s Common Stock to the Company’s officers, directors, employees and consultants under each plan.

The specific number of shares of the Company’s Common Stock granted to any officer, director employee or consultant will be determined by the Board.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION (continued)

Stock Inventive Plans (continued)
Pursuant to the Corporation’s 2009 Stock Incentive Plan, 800,000 common shares of Company stock were issued to current officers, directors, employees and consultants. These shares were recorded at a value of $1,536,000 for the nine months ended April 30, 2010. The shares are fully vested and non-cancelable when granted therefore, the entire amount of stock grant compensation expense was recognized at the date the shares were authorized by the board of directors to be granted.

Securities Issued for Services
During fiscal nine months ended April 30, 2010, the Company issued a total of 265,000 shares of common stock to non-employees for services rendered during the period or to be rendered in future periods. These services were valued at $508,800. Services to be performed beyond fiscal year 2010, will be amortized and expensed to general and administrative expenses. The unamortized amount of prepaid services at April 30, 2010 is $192,000.

During fiscal year ended July 31, 2009, the Company issued 25,000 shares of common stock to non-employees for services rendered during the year or to be rendered in future periods. These services were valued at $47,685 and expensed during the year ended July 31, 2009.

These services were valued at their fair value of common stock granted at the date of the agreement in accordance with ASC 505 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”.

NOTE 13 – CONTINGENCIES

Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07.

On March 13, 2007, Meyers Associates, L.P. commenced an action against Conolog Corporation, asserting that: (1) Conolog breached a purported contract it had with Meyers pursuant to which it claims Meyers was to act as lead underwriter in connection with a Regulation D securities offering for Conolog, and (2) Conolog misappropriated a purported confidential list of potential investors. Conolog denies the allegations in the complaint and intends to vigorously defend against Meyers’s claims. On May 7, 2009, The Supreme Court of New York issued a Stipulation of Dismissal, dismissing all claims asserted by Meyers Associates, with prejudice. No appeal has been filed by Meyers Associates, L.P.

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

NOTE 14 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $39,620 and $39,620 during the nine months ended April 30, 2010 and 2009, respectively. The Company currently leases its facilities on a month-to-month basis.

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of April 30, 2010 was $417,300 and increases by $20,000 annually on January 1st of each year. During the nine month period ending April 30, 2010 the Chief Executive Officer forgave any salary that was not drawn in regard to his base annual salary. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – COMMITMENTS (continued)

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of April 30, 2010 was $238,200 and he receives annual increases of $12,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On June 8, 2010, a Form 8-K, Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Period was filed by the management of Conolog Corporation. Management concluded that its financial statements for the year ended July 31, 2009, which are included in its Form 10-K for the year ended July 31, 2009 and the financial statements for the three month periods ended October 31, 2009 and January 31, 2010 which are included in its 10-Q for the three months ended October 31, 2009 and January 31, 2010 did not properly account for the timely amortization of certain costs related to its Stock Grant Plan and the Company has revised the amount of inventory to be reserved in accordance with Generally Accepted Accounting Principles and, as a result, cannot be relied upon. The Company has correctly accounted for these costs in subsequent filings with the Securities and Exchange Commission.

On June 18, 2010, Conolog Corporation (the “Company”) entered into an amendment with the holders of its outstanding convertible debentures and warrants. Pursuant to the amendments, the parties agreed to the following: (i) remove the above provision which allowed for an adjustment to the conversion price of the debentures or exercise price of the debentures, (ii) the conversion feature of the February 2010 debentures were adjusted to a fixed conversion price $0.60, (iii) all future Class C Common Stock Purchase Warrants issued upon exercise of the Class B Common warrants shall have an exercise price of $0.50 per share, (iv) the exercise price of the outstanding Class C warrants shall be adjusted to $0.50 per share, (v) the exercise price of the outstanding selling agent warrants shall be adjusted to $0.60 per share.

As a result of the June 18, 2010 amendments the embedded conversion features of the debentures and the warrants were considered indexed to the Company’s stock. Accordingly, the outstanding derivative liabilities were reclassified to additional paid in capital at their fair value on June 18, 2010 with the change in fair value being recorded in the statement of operations (See Note 10).

On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that the Company no longer complied with the NASDAQ Listing Rules (the “Listing Rules”) for continued listing on The NASDAQ Stock Market (“NASDAQ”) because the Company had not maintained a minimum of $2,500,000 in stockholders’ equity as required by Listing Rule 5550(b)(1), and because the Company’s Form 10-Q for the period ended April 30, 2010, had not yet been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 8-03 of Regulation S-X, pursuant to Listing Rule 5250(c)(1). Thereafter, on August 2, 2010, the Company received a NASDAQ Staff Determination Letter indicating that the Staff had concluded that the Company had not solicited proxies or held its annual meeting within the timeframe required by Listing Rules 5620(a) and 5620(b) and accordingly, determined to initiate procedures to delist the Company’s securities from NASDAQ. Finally, on August 13, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that, as the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in by NASDAQ Listing Rule 5550(a)(2), and in accordance with Listing Rule 5810(c)(3)(A), the Company had been provided 180 calendar days, or until February 9, 2011, to regain compliance with that requirement.

On September 15, 2010, the Company attended a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to present its plan to evidence compliance with all applicable Listing Rules and to request an extension of time within which to do so. By decisions dated October 19, 2010, November 3, 2010, and November 23, 2010, the Panel determined to continue the

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 - SUBSEQUENT EVENTS (continued)

Company’s listing on NASDAQ, subject to certain conditions. The Company’s continued listing on NASDAQ is conditioned upon the Company becoming current in its SEC reporting obligations by November 30, 2010, evidencing compliance with the minimum $2.5 million stockholders’ equity requirement, as well as its ability to sustain compliance with that requirement, by December 31, 2010, and soliciting proxy statements and holding the 2010 annual meeting of stockholders by January 14, 2011, among other things. The Company is continuing to work toward regaining compliance with all of the applicable Listing Rules as required by the Panel decision; however, if it is unable to do so, the Company’s securities may be delisted from NASDAQ.

On September 29, 2010 the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) in connection with an investigation of possible securities law violations by the Company that is a non-public, fact finding inquiry, which as noted by the Commission should not be construed as an indication by the Commission or its staff that any violation of the law has occurred or as an adverse reflection upon any person, entity or security. The Company has responded to the subpoena and has not received further correspondence from the Commission with respect to the subpoena as of the date of this filing. At this time it is not possible to predict the outcome of the investigation or its impact on Company.

In the event the Company’s securities are delisted from NASDAQ, the Company’s securities are immediately eligible for quotation on the OTCQB, which is operated by Pink OTC Markets Inc., an electronic quotation service for securities traded over-the-counter. The Company’s securities are also eligible for quotation on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority (“FINRA”), provided that a market maker in the Company’s common stock files the appropriate application with, and such application is cleared by, FINRA.

As a result of the NASDAQ Staff Determination Letter, an event of default under the February 2010 Debenture occurred. The note holder did not exercise their rights upon an event of default and on November 27, 2010 the Company received a waiver from note holders. Pursuant to the waiver, the note holders waived any event of default (as defined in the Notes pursuant to Article IV Section 4.8, “Events of Default”) including any increase in the interest rate of the Notes which may have occurred and which may occur from the date of the inception of the agreement until July 31, 2011, as a result of notification from the NASDAQ that the Company is not in compliance with the conditions for such continued listing. The waiver will not be in effect if the Company is delisted from the NASDAQ stock market subsequent to November 30, 2010.

As a result of the Company’s receipt from NASDAQ of the June 23, 2010 Staff Deficiency Letter, an event of default occurred with respect to the Company’s outstanding Secured Convertible Notes. As a result of the event of default the interest rate on the outstanding Notes increased to 15% per annum. Pursuant to a waiver dated November 27, 2010, the holders of the Outstanding Notes waived the event of default which may have occurred with respect to the receipt of the June 23, 2010 Staff Deficiency Letter.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Conolog Corporation and Subsidiaries

We have reviewed the condensed consolidated balance sheet of Conolog Corporation and Subsidiaries as of April 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended April 30, 2010 and 2009, and the condensed consolidated statements of stockholders’ equity (deficit) for the nine month period ended April 30, 2010, and condensed consolidated statements of cash flows for the nine month periods ended April 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim consolidated financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Conolog Corporation and Subsidiaries as of July 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended; and in our report dated November 30, 2010, as included in the Company’s Form 10-K for the year ended July 31, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC
Somerville, New Jersey
November 30, 2010

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION
Conolog Corporation (“The Company”, “we”, “us”, “our”) is engaged in the design, production (directly and/or through subcontractors) and distribution of small electronic and electromagnetic components and sub-assemblies for use in telephone, radio and microwave transmission and reception and other communication areas that are used in both military and commercial applications. Our products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets.

HISTORY
We were organized in 1968 and were engaged primarily in the design and manufacture electronic components and systems for military applications.

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

During the year ended July 31, 2001, we formed a wholly owned subsidiary, Lonogoc Corporation (Currently inactive). In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation, which provided installation, maintenance, and troubleshooting of computer systems and networks. On October 22, 2002, we entered an agreement to rescind the Asset Purchase Agreement between us and Independent Computer Maintenance Corporation. Under the rescission agreement, Conolog and its subsidiary agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement, to the extent they still exist, to the former seller. The return of the purchase price paid for the assets was $600,000, $300,000 in cash at closing, a note, which is secured by a first mortgage on a condominium, for $150,000 bearing an interest rate of 7.5% of which will be paid over 24 months in equal monthly installments of $6,750 per month beginning December 2002, and an unsecured note receivable for $137,350 payable over 10 years beginning December 2004 bearing an interest rate of 5%. . During fiscal 2009, the maker of the note stopped making payments on this note receivable and the Company reserved $83,100 at July 31, 2009. During fiscal 2010 the maker of the note made only one payment of $1,610. The Company filed legal action and a Judgment was granted in favor of the Company. Any future collections from the principal will be recorded as income.

In March 2004, we ceased operating our staffing business. The assets of our wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the subsidiary’s Vice President. In consideration of the sale, we received $34,000 in cash.

Results of Operations three months ended April 30, 2010 (as restated) compared to the three months ended April 30, 2009 (as restated).

Description of Revenues

We derive operating revenues from the sales of products are used in radio and other transmissions, telephones and telephone exchanges, air and traffic control, automatic transmission of data for utilities, tele-printing of transmitted data such as news and stock market information and for use by electric utilities in monitoring power transmission lines for faults and/or failures. Our products may be used independently or in combination with other products to form a system type configuration, whereby our equipment is pre-assembled in a large cabinet with other equipment in a configuration that would provide the end user with protection as well as operational status displays.

Description of Expenses

Our expenses include the following: (i) Costs of revenues, which consists primarily of costs to manufacture the products we ship, these costs include raw materials, direct labor, overhead expenses associated with manufacturing and freight shipping costs; (ii) General and administrative (“G&A”) expenses, which consists of compensation and benefits for all non-manufacturing employees, compensation costs also includes stock-based awards to employees and directors. Also included in G&A expenses is professional services for legal, accounting and business consultants, as well as, rent, depreciation and general corporate expenditures.; and (iii) Selling costs, consists mainly commissions and trade shows expenditures; (iv) Research and Development expenses represent the costs of our development efforts related to new products; (v) Other income (expense) consist of interest on cash and equivalents, interest expense consist of interest expense on convertible debentures. Other expenses consist of change in fair value of derivatives associated with the convertible debentures, along with amortization of debt discount and deferred financing fees also associated with the convertible debentures.

Results of Operations

Operating Revenues

For the three months ended April 30, 2010 product revenues were $515,897 compared to $293,920 for the same three months ended April 30, 2009. The increase sales revenues of $221,977 for the three months period ended April 30, 2010 versus the same three month period in 2009 can be attributed to an increase of approximate $307,000 in sales revenues for the PDR-2000 as customers move to digital systems from analog. Our analog system PTR-1500 sales revenue declined approximately $86,500.

Sales changes by product line for the three months period ended April 30, 2010 and 2009.
Products sold	2010	% to total	2009	% to total	$ change	% chg

PDR-2000 digital teleprotection	410,500	80%	103,300	35%	307,200	297.4%
PTR-1500 analog teleprotection	17,400	3%	103,900	35%	(86,500)	-83.3%
Telemetry equipment	82,000	16%	77,900	27%	4,100	5.3%
Military Sales	—	0%	8,490	3%	(8,490)	-100.0%
Spare parts	6,000	1%	5,500	2%	500	9.1%
Freights	2,775	1%	1,100	0%	1,675	152.3%
Discounts	(2,778)	-1%	(6,270)	-2%	3,492	-55.7%

Net Sales Revenues	515,897	100%	293,920	100%	221,977	75.5%

Cost of Product Revenue
Cost of Product Revenue consist primary of costs to manufacture the products systems that were shipped. These costs include raw materials, direct labor and overhead expenses associated with production and freight costs.

Cost of goods sold increased $112,571 or 68% to $278,412 for the quarter ended April 30, 2010 from $165,841 for the same quarter ended April 30, 2009. This increase in cost of goods sold for the three month period ended April 30, 2010 versus same three month period can be attributed mainly to sales volume increase of 76% in products shipped within the quarter.

Gross profit
Gross profit for the three month period ended April 30, 2010 was $237,485 or 46% of revenues. Gross profit for the three months ended April 30, 2009 was $128,079 or 44% of revenues. The increase in gross profit was mainly due to a 107% increase in sales volume for the PDR-2000 and PTR-1500 for the three months ended April 30, 2010 over the same three month period in 2009. The sales price of our PDR-2000 was slightly higher for our fiscal third quarter 2010 compared to our fiscal third quarter 2009 offset by a slight increase in labor costs.

Operating Expenses

General and Administrative: For the three month period ended April 30, 2010, general and administrative expenses increased $317,018 to $812,241 from $495,223 for the three month period ended April 30, 2009. This increase of 60% can be attributed to the following: (a) Compensation expense, which is comprised of salaries, health insurance, and payroll taxes for the three months ended April 30, 2010 was approximately $277,000, which was an increase of approximately $59,000 or an increase of 27.2%, from the compensation expense of approximately $217,000 for the three months ended April 30, 2009. The increase in compensation expense was primarily due to the timing of forgiveness of salaries from senior management during the three months ended April 30, 2009 and offset by the decrease cost of medical insurance of approximately $21,000 or 58%, (b) increase in professional fees in the amount of approximately $200,000 associated outside consultant fees related to financing and business planning, (c) all other costs associated with non-manufacturing overhead items such as rent, utilities, telephone and travel increased approximately $45,000.

Research and Development: For the three month period ended April 30, 2010 research and development cost were $21,900 a decrease of $304,491 versus the prior year total of $326,691. This decline in our research and development costs can mainly be attributed to the completion of a project to enhance the software used in the PDR-2000 in fiscal year 2009 in the amount of approximately $250,000.

Selling Expenses: For the three month period ended April 30, 2010 selling expenses were $6,614, a decline of $25,169 or 79%. This decline is mainly due to reduced costs for trade shows and marketing expenses due to changes in trade show dates.

Total Other Income and Expenses: For the three month period ended April 30, 2010, other income/expense was income of $8,493,700, an increase of $8,668,916 versus the three month period ended April 30, 2009 restated expense amount of $175,216. This increase in other income is primary result of adjustments to the fair value of the derivative liability associated with a subscription agreement entered into in fiscal year 2010. The Company recorded a gain on derivative financial instruments of $9,054,229 for the three months ended April 30, 2010 as compared to $0 for the three months ended April 30, 2009. Amortization expenses associated with debt discount and deferred financing fees increased $508,749 for the three months ended April 30, 2010.

Income Tax Benefits

Other State Tax Benefits
In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2010 and 2009, the Company entered into agreements to sell up to $5,594,000 and $4,757,000 of its unused tax losses. The Company received net proceeds of $284,703 and $0 during the fiscal quarter ended April 30, 2010 and 2009 respectively, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the Statement of Operations for three months ended April 30, 2010 of $143,080 consists of the proceeds received from the sale of the Company’s NJ NOL’s offset by the unrecorded tax provision due to uncertain tax positions of $135,000.

Net Income (Loss) Applicable to Common Shares
The Company recorded a net income of $8,033,510 for the three month period ended April 30, 2010, as compared to a net loss of $901,154 for the three month period ended April 30, 2009. The increase in net income of $8,934,664 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in a net gain on the derivative financial instrument of $9,054,229 mainly from the change in fair value of these derivatives. An increase in gross profit margin of approximately $109,000 also contributed to the increase in net income. As a result of the foregoing, the Company reported net income applicable to common shares for the three months ended April 30, 2010 of $1.21 basic earnings per share and $0.91 per diluted earnings per share, compared to a net loss from operations of ($0.96) basic and diluted loss per share, for the three months ended April 30, 2009.

Basic earnings per share is computed based on the weighted average number of common shares outstanding, including potential common shares outstanding for conversion and exercise of secured debenture notes and warrants to purchase common stock, which are recognized as derivative liabilities and separately accounted for at fair value for each reporting period.

Results of Operations for the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009.

Operating Revenues
For the last two years the majority of the Company’s sales revenue has been generated from sales of the PDR-2000 and PTR-1500 Teleprotection products. For the nine month period ended April 30, 2010 we had total product revenue sales of $1,095,913 compared to revenues of $1,239,560 for the nine month period ended April 30, 2009, a decrease of $143,647 or 11.6%. The decline in sales revenues can be attributed to (a) a decrease of approximately $273,000 or 86% decline in the PTR-1500 products as customers are switching from old analog technology to digital technology, (b) as a result of customers switching to digital technology the sales for our PDR-2000 products has increased approximately $90,800 for a 15% increase over prior year sales, (c) Telemetry sales decline of approximately $103,000 or 37% due natural rhythm of our markets, we expect this category to further decline in the coming years, (d) Military sales increased approximately $143,000 due to an unexpected military supply contract for current and next fiscal year.

Sales changes by product line for the nine months period ended April 30, 2010 and 2009.
Products sold	2010	% to total	2009	% to total	$ change	% chg

PDR-2000 digital teleprotection	682,900	62%	592,100	48%	90,800	15.3%
PTR-1500 analog teleprotection	45,070	4%	318,000	26%	(272,930)	-85.8%
Telemetry equipment	175,950	16%	279,500	23%	(103,550)	-37.0%
Military Sales	170,500	16%	27,200	2%	143,300	526.8%
Spare parts	23,000	2%	23,500	2%	(500)	-2.1%
Freights	3,723	0%	5,600	0%	(1,877)	-33.5%
Discounts	(5,230)	0%	(6,340)	-1%	1,110	-17.5%

Net Sales Revenues	1,095,913	100%	1,239,560	100%	(143,647)	-11.6%

Cost of Product Revenue

Total cost of product revenue for the nine month period ended April 30, 2010 amounted to $621,649 or 56.7% of product revenue compared to $629,818 or 50.8% of product revenue for the nine month period ended April 30, 2009, a decrease of $8,169 or 1.3%. Total cost of product revenue decline relative to our 11.6% sales decline was offset by cost increases in material and labor increase by approximately $65,000 versus the prior year, mainly due to an increase in direct labor in manufacturing as result of a 3% wage increase. The Company also incurred small increases in materials cost of approximately 3% to 4%.

Gross profit: The decline in our gross profit percentage of 43.3% for the nine month period ended April 30, 2010, from 49.2% for the same nine month period in 2009 can be attributed to (a) lower sales dollars as a result of lower sales price for our largest selling item the PRD-2000, (b) increases to direct labor costs associated with product manufacturing, (c) lower sales volume from our telemetry equipment products which generated lower sales margins in 2010 versus prior year and (d) lower sales margins associated with Military sales.

Operating Expenses

General and Administrative: For the nine month period ended April 30, 2010, general and administrative expenses increased $1,776,069 to $3,317,641 from $1,551,572 for the nine month period ended April 30, 2009. This increase of 117% can be attributed to the following: (a) the issuance of stock to employees which created a noncash expense of $1,411,200, (b) increase in professional fees in the amount of approximately $350,000 associated outside consultant fees related to financing and business planning, (c) increase in compensation expenses of approximately $11,600 or 1.6%, compensation expense, which is comprised of salaries, health insurance, and payroll taxes was approximately $739,500 for the nine month period ended April 30, 2010 versus compensation expense of approximately $727,800 for the nine months ended April 30, 2009., and (d) all other costs associated with non-manufacturing overhead items such as rent, utilities, telephone increased approximately $50,000.

Research and Development: For the nine month period ended April 30, 2010 research and development cost were $83,663 a decrease of $270,408 versus the prior year total of $354,071. This decline in our research and development costs can mainly be attributed to the completion of a project to enhance the software used in the PDR-2000 in fiscal year 2009 in the amount of approximately $250,000.

Selling Expenses: For the nine month period ended April 30, 2010 selling expenses were $49,421, compared to $66,392 for the nine month period ended April 30, 2009, a decline of $16,971 or 26%. This decline is mainly due to reductions in commission paid due to lower sales volume and reduced costs for trade shows and marketing expenses.

Total Other Income and Expenses: For the nine month period ended April 30, 2010 other income/expense was an expense of $26,414,463, an increase of $25,691,644 versus the nine month ended July 31, 2009 restated amount of $722,999. This large increase in other income/expense is primary the result of adjustments to the fair value of the derivative liability associated with a subscription agreement entered into in fiscal year 2010. The Company recorded a non-cash loss on derivative instruments of $24,674,279 for the nine months ended April 30, 2010 as compared to $0 for the nine months ended April 30, 2009. In addition, amortization expenses associated with debt discount and deferred financing fees increased $1,316,711 and induced conversion cost decreased $270,616 for nine month ended April 30, 2010.

Income tax benefits

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2010 and 2009, the Company entered into agreements to sell up to $5,594,000 and $4,757,000 of its unused tax losses. The Company received net proceeds of $284,703 and $376,819 during the fiscal quarter ended April 30, 2010 and 2009 respectively, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the Statement of Operations for nine months ended April 30, 2010 of $137,354 consists of the proceeds received from the sale of the Company’s NJ NOL’s offset by the unrecorded tax provision due to uncertain tax positions of $135,000.

Net Income (Loss) applicable to Common Shares

The Company recorded a net loss of $29,253,750 for the nine month period ended April 30, 2010, as compared to a net loss of $1,708,753 for nine month period ended April 30, 2009. The increase in net loss of $27,544,997 can mainly be attributed to the subscription agreement entered into in 2009 which resulted in a net loss on the derivative financial instrument of $24,674,279 from the change in fair value during the period ended April 30, 2010. A decline in gross profit margin of approximately $136,000 also contributed to the increase in the net loss. The Company reported a net loss applicable to common shares of ($7.56) per share for fiscal 2010, compared to a net loss applicable to common shares of ($2.35) per share, as restated for fiscal 2009.

Basic earnings per share is computed based on the weighted average number of common shares outstanding, including potential common shares outstanding for conversion and exercise of secured promissory notes and warrants to purchase common stock, which are recognized as derivative liabilities and separately accounted for at fair value for each reporting period.

Status of Certain Press Releases Issued:

On October 19, 2009, the Company announced that it had received orders for switches and other equipment valued at over $300,000 for immediate delivery. A customer ordered 400 switches for $105,600 on August 10, 2009 for immediate delivery. Delivery occurred during the periods September 25, 2009 through December 18, 2009. At the time we also had other orders for additional communication equipment for approximately $190,000. These other orders were filled and shipped prior to April 30, 2010.

On January 27, 2010, the Company announced that it started production of its “GlowWorm” Fiber Optic Detector. We initially produced 100 units of the “Glow Worm”. Those units along with additional modified units are being marketed to the electrical utility industry and broadband communication companies. Initial interest is high. Since this is a new type of product customers are requesting to field test the “Glow Worm” before ordering.

On February 1, 2010, the Company issued a press release announcing that it had received advanced orders for its PDR Systems valued at over $1,900,000. At the time of this press release we had advanced orders for $1,900,000. Approximately, two weeks subsequent to the press release we received an actual purchase order in the amount of $638,000. The advance order on this $638,000 actual purchase was $936,000 resulting in a decrease of $298,000 from the advanced orders to the actual purchases by the customer. Other advanced orders related to the $1,900,000 in the amount of $964,000 have been subsequently received and shipped through October 31, 2010.

On February 17, 2010, the Company issued a press release announcing that it had received releases for its PDR 2000 systems valued at $638,000. One of our customers placed one purchase order with the Company for two separate deliveries of the PDR systems totaling $638,000 in revenue. The first shipment was for immediate delivery which commenced February 25, 1010 and completed April 8, 2010. The balance of the shipment is expected to occur in March of 2011. The original estimate from the customer for this order was for $936,000 (which was part of the $1,900,000 advance order – as discussed above). The difference between the original estimate of $936,000 and the final order shipped of $638,000 was due to less expensive options and 33 fewer units ordered than estimated.

LIQUIDITY AND FINANCIAL CONDITION

At April 30, 2010, the Company had total current assets of $2,474,092 and total current liabilities of $21,608,771, resulting in negative working capital of $19,134,679 compared to a positive working capital of $598,825 at April 30, 2009, as restated. The Company’s current assets consists of $1,097,410 in cash and equivalent, $607,350 in inventory, $352,318 in prepaid expenses and $396,118 in accounts receivable. The nine month period ended April 30, 2010 negative working capital is mainly result of a derivative liability valuation in the amount of $21,180,755.

Cash expenditures have exceeded revenues and Management expects this consumption of cash to continue. Our operations have been and will continue to be funded from existing cash balances and private placements of equity. We are dependent on improving operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $1,252,340 for the nine month period ended April 30, 2010, as compared to net cash used in operating activities in the amount of $944,370 for the nine month period ended April 30, 2009, an increase of $307,970, this increase can be attributed to cash used in paying down our accounts payable liabilities, and increasing our prepaid expense in the amount of approximately $152,000, an increase in our accounts receivable balance of approximately $150,000 and an increase in inventory of approximately $20,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the nine months period ended April 30, 2010 was $22,781 for the purchase of manufacturing equipment. For nine month period ended April 30, 2009 investing activities had proceeds of $600,182 from the redemption of a certificate of deposit.

FINANCING ACTIVITIES

Net cash provided from financing activities was $2,345,173 for the month period ended April 30, 2010, as compared to $10,650 provided in same nine month period in 2009. In the nine month period ended April 30, 2010 the Company received proceeds of $2,635,070 related to issuance of convertible debentures and the exercise of warrants and incurred $291,507 in expense associated with the debentures.

On August 3, 2009, the Company entered into a Subscription Agreement pursuant to which it sold a $500,000 convertible debenture on August 3, 2009 and a $500,000 Debenture on September 24, 2009. (collectively, the “August 2009 Debentures”). The initial interest rate of the August 2009 Debentures is 4% per annum and upon the shareholder Approval the interest rate will be 8% per annum. The August 2009 Debentures have maturity dates of 15 months from their closing dates. Interest shall accrue from the closing date and shall be payable quarterly, in arrears, commencing six months after the closing date. The August 2009 debentures are convertible into shares of the Company’s common stock at a conversion price of $0.78 per share. Commencing six months after the closing date, the Conversion Price shall be adjusted to the lesser of the $0.78 or 75% of the lowest three closing bid prices for the Company’s common stock for the ten days prior to when the August 2009 Debenture is converted.

In connection with the August 2009 Debentures, the Company issued Class A and Class B warrants. The Class A warrants provide the holder with the option to purchase 2,564,102 shares of the Company’s common stock at an exercise price $1.12 per share. The Class A warrants are exercisable for a period beginning on August 3, 2009 and terminate on August 3, 2014. Additionally, the 40,000 Class B Warrants issued entitles the holder until July 3, 2012, to purchase up to $4,000,000 of principal amount of the Company’s 8% notes on the same terms as the August 2009 Debentures. Upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date. The Class C warrants entitle the warrant holder to purchase 10,256,408 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. For each $100,000 principal of notes purchased pursuant to the Class B Warrants, the holder will surrender 1,000 Class B Warrants.

The August 2009 Debentures cannot be converted to the extent such conversion would cause the Debenture holder, together with such holder’s affiliates, to beneficially own in excess of 4.99% of the of the Company’s outstanding common stock immediately following such conversion. The Company also entered into a Security Agreement pursuant to which it granted the Subscribers a security interest in its assets. The Security Agreement will terminate when the August 2009 Debentures, including outstanding interest due thereon are repaid.

In connection with the August 2009 Debenture agreement entered into on August 3, 2009, the Company paid Garden State Securities, Inc., the selling agent, a cash fee of $100,000 and issued warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model.

At various times during the year ended July 31, 2010, an aggregate $1,000,000 of the August 2009 Debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of April 30, 2010 the remaining balance of the August 2009 Debentures were $0.

On February 24, 2010, holders of the Class B warrants exercised 10,000 Class B Warrants to purchase $1,000,000 in convertible notes (“February 2010 Debentures”). The February 2010 Debentures were issued under the same terms as the August 2009 Debentures. With the exercise of the 10,000 Class B warrants, the Company also issued Class C Warrants to purchase 2,564,104 shares of the Company’s common stock at an exercise price of $1.12.

In connection with the exercise of the Class B warrants and pursuant to Selling Agent Agreement the Company paid Garden State Securities, Inc., a cash fee of $100,000 and issued Garden State additional warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on March 3, 2010 to be $380,256 using the Black-Scholes option pricing model.

The August 2009 Debentures, February 2010 Debentures, Class A warrants, Class B warrants, Class C warrants and the warrants granted to the selling agent contain provisions whereby if the Company shall offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which shall be less than the conversion price of the August 2009 Debentures and February 2010 Debentures or less than the exercise price of the Class A warrants, Class B warrants, Class C warrants or the warrants granted to the selling agent, then the conversion price and the warrant exercise price shall automatically be reduced to such other lower issue price. Due to this provision, the embedded conversion features of the Debentures and the warrants are not considered indexed to the Company’s stock. Accordingly, these financial instruments have been recorded as a derivative liability.

On June 18, 2010, Conolog Corporation (the “Company”) entered into an amendment with the holders of its outstanding convertible debentures and warrants. Pursuant to the amendments, the parties agreed to the following: (i) remove the above provision which allowed for an adjustment to the conversion price of the debentures or exercise price of the debentures, (ii) the conversion feature of the February 2010 Debentures were adjusted to a fixed conversion price $0.60, (iii) all future Class C Common Stock Purchase Warrants issued upon exercise of the Class B Common warrants shall have an exercise price of $0.50 per share, (iv) the exercise price of the outstanding Class C warrants shall be adjusted to $0.50 per share, (v) the exercise price of the outstanding selling agent warrants shall be adjusted to $0.60 per share.

As a result of the June 18, 2010 amendments the embedded conversion features of the debentures and the warrants were considered indexed to the Company’s stock. Accordingly, the outstanding derivative liabilities were reclassified to additional paid in capital at their fair value on June 18, 2010 with the change in fair value being recorded in the statement of operation.

After the accounting for the embedded derivatives, induced conversion costs, interest expense, amortization of debt discounts and amortization of deferred financing fees the above financing transactions increased our net loss by $24,674,279 at April 30, 2010. The $24,674,279 had no effect on the Company’s cash flow.

INFLATION

Management believes that the results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions made by management as based upon available current information, historical experience and other factors that are believed to be reasonable under the circumstances. The estimates and assumptions made by management involve risks and uncertainties which could cause reported amounts to differ materially from actual future results. If management’s estimates and assumptions are inaccurate, the Company’s reported amounts and disclosures of contingent assets and liabilities could be materially and adversely affected. Management considers its reserve for inventory and accounting for derivative liabilities to be significant estimates.

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

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The preparation of financial statements requires our management to make estimates and assumptions relating to the collectability of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

INVENTORY VALUATIONS, COMPONENTS AND AGING

Inventories are valued at lower of cost or market using the first-in, first-out (“FIFO”) method. Finished goods costs included raw materials, labor and manufacturing overhead costs. Excess and obsolete inventory costs are expensed and a reserve for slow-moving inventory is made on management’s estimates.

Finished goods are products that have been completed in connection with specific orders and are awaiting shipment. Work-in-Process represents raw material components that have been requisitioned from the warehouse and are being assembled in the manufacturing area. Raw Materials consist of components parts purchased from various suppliers and are used to build our finished products. Various raw material parts are also maintained to support warranty claims for commercial and military products. Typical raw material products include PC boards, digital screen assemblies, guide rails, capacitors, terminals, power supplies, process chips, resistors, keypads, relays and face plates.

The Company provides a twelve-year warranty on all commercial products and is required by government regulation to design and produce military products with a minimum 25-year operating life in addition to shelf life.

The Company maintains a significant amount of raw material component parts and some of this raw material inventory is not expected to be realized within a twelve month operating cycle from the balance sheet date. For any raw material part which has not been purchased within the last twelve months from the balance sheet date, it is evaluated as part of the slow moving inventory and is part of our reserve review. The Company estimated a usage rate for its raw material component parts for what it expects to use over a 36 month period. Any excess inventory based on this projected usage rate is written off as excess and obsolete. The Company then reserves 100% of the estimated usage that is over 12 months and less than 36 months. Certain raw material parts which have been written down to a zero value, may still be maintained in inventory to satisfy possible requirements under the warranty programs but are valued at zero. Ongoing the Company evaluates the inventory parts based on their age and usage over a 36 month period to determine inventory and obsolescence and reserve adjustments.

WARRANTY

The Company provides a twelve-year warranty on its commercial products and 25 years on its military products: the warranty covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period providing proper preventive maintenance procedures have been followed by customers. Repairs necessitated by misuse of such products are not covered by our warranty. In cases of defective products, the customer typically returns them to the Company’s facility in Somerville, New Jersey. The Company’s service personnel will replace or repair the defective items and ship them back to the customer. All servicing is completed at the Company’s main facility and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts. Our warranty costs have historically been insignificant and therefore a provision was not warranted. Management continues to monitor the costs and will provide a warranty provision if circumstances change.

INCOME TAXES

The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely. The guidance also requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. Based on the Company’s evaluation, management has concluded that there are significant uncertain tax positions requiring recognition in the consolidated financial statements with respect to the sale of the Company’s New Jersey Net Operating Loss Carryovers. In the event the Company receives an assessment for interest and/or penalties by major tax jurisdiction it would be classified in the consolidated financial statements as general and administrative expense. See Note 6, Income Taxes.

DERIVATIVE LIABILITY

Derivative liabilities consist of certain common stock warrants, and conversion features embedded in our convertible Debenture notes. These financial instruments are recorded in the balance sheet at fair value, determined using the Black-Scholes option pricing model, as liabilities. Changes in fair value are recognized in the statement of operations in the period of change.

STOCK BASED COMPENSATION

The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and short term convertible Debentures approximates fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

FAIR VALUE MEASUREMENTS

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

DEBT DISCOUNT

The Company follows the authoritative guidance for accounting for debt discount and valuation of detachable warrants the Company recognized the value of detachable warrants issued in conjunction with issuance of the secured convertible Debenture notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is amortized over the term of the underlying debt using the effective interest method.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements). This guidance requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance related to determining whether instruments granted in share-based payment transactions are participating securities. Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The Company determined that the conversion features embedded in its convertible Debentures and certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability. During the three and nine months ended April 30, 2010, the adoption of this guidance resulted in a gain of $9,054,229 and a loss of $24,674,279, respectively on the Company’s derivative financial instruments.

In June 2009, the FASB issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued guidance on multiple deliverable revenue arrangements which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance. The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on its financial statements.

FORWARD LOOKING STATEMENTS
This document and the documents incorporated in this document by reference contain forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by information currently available to our management. Frequently, but not always, forward-looking statements are indentified by the future tense and by words such as “believes’, “expects”, “anticipates”, “intends”, “will”, “may”, “could”, “would”, “projects”, “continues”, “estimates”, or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

The forward-looking statements contained or incorporated in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs or current expectations.

Forward-looking statements are expressly qualified in their entirely by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of period covered by this report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the “Material Weakness in Internal Control over Financial Reporting” below), our chief executive officer and chief financial officer concluded our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as April 30, 2010, because of the material weaknesses in internal control over financial reporting as discussed below:

•	The Company lacks sufficient personnel with an appropriate level of experience and knowledge of generally accepted accounting principles and SEC reporting rules and requirements.

•

The Company lacks adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis. Consequently various accounts were materially misstated in the previously issued financial statements which has caused a restatement of previously reported amounts.

•

The Company lacks adequate segregation of duties control concerning Information Technology (“IT”). IT personnel perform accounting transactions, programming function and controls security function with the Company for IT.

•	The Company lacks appropriate environmental controls needed to ensure the security and reliability of IT equipment.

•	The Company lacks adequate journal entry approval and disclosure controls needed to identify and prevent misstatements in the consolidated financial statements and accompanying footnotes.

•	The Company’s control environment does not have adequate segregation of duties; the Company only had one person performing all accounting-related functions on-site duties.

Remediation of Material Weaknesses in Internal Control over Financial Reporting
The Company has commenced efforts to address the material weaknesses in its internal control over financial reporting and its control environment through the following actions:

•	Supplementing existing resources with technically qualified third party consultants.
•	Institute a more stringent approval process for financial transactions
•	Perform additional procedures and analysis for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. On May 7, 2009, The Supreme Court of New York issued a Stipulation of Dismissal, dismissing all claims asserted by Meyers Associates, with prejudice. No appeal has been filed by Meyers Associates, L.P. to date. Allen Wolfson v. Conolog Corporation, United States District Court for the Southern District of New York, Case Number 08-cv-3790.

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

Item 3. Defaults upon Senior Securities – On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that the Company no longer complied with the NASDAQ Listing Rules (the “Listing Rules”) for continued listing on The NASDAQ Stock Market (“NASDAQ”) because the Company had not maintained a minimum of $2,500,000 in stockholders’ equity as required by Listing Rule 5550(b)(1), and because the Company’s Form 10-Q for the period ended April 30, 2010, had not yet been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 8-03 of Regulation S-X, pursuant to Listing Rule 5250(c)(1). Thereafter, on June 23, 2010, the Company received a NASDAQ Staff Determination Letter indicating that the Staff had concluded that the Company had not solicited proxies or held its annual meeting within the timeframe required by Listing Rules 5620(a) and 5620(b) and accordingly, determined to initiate procedures to delist the Company’s securities from NASDAQ. Finally, on August 13, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that, as the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in by NASDAQ Listing Rule 5550(a)(2), and in accordance with Listing Rule 5810(c)(3)(A), the Company had been provided 180 calendar days, or until February 9, 2011, to regain compliance with that requirement.

As a result of the Company’s receipt from NASDAQ of the June 23, 2010 Staff Deficiency Letter, an event of default occurred with respect to the Company’s outstanding Secured Convertible Notes. As a result of the event of default the interest rate on the outstanding Notes increased to 15% per annum. Pursuant to a waiver dated November 27, 2010, the holders of the Outstanding Notes waived the event of default which may have occurred with respect to the receipt of the June 23, 2010 Staff Deficiency Letter

Item 4. Removed and Reserved

Item 5. Other Information – None

On September 29, 2010 the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) in connection with an investigation of possible securities law violations by the Company that is a non-public, fact finding inquiry, which as noted by the Commission should not be construed as an indication by the Commission or its staff that any violation of the law has occurred or as an adverse reflection upon any person, entity or security. The Company has responded to the subpoena and has not received further correspondence from the Commission with respect to the subpoena as of the date of this filing. At this time it is not possible to predict the outcome of the investigation or its impact on Company.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant’s caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized.

CONOLOG CORPORATION

Date: November 30, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)