Form 10-K
period 2010-07-31
CONOLOG CORP
filed 2010-12-01
CIK 23503

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2010

     ☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from           to

Commission File Number: 0-8174

CONOLOG CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-1847286

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5 Columbia Road, Somerville, NJ	08876

(Address of principal executive office)	(Zip code)

Issuer’s telephone number, including area code:
(908) 722-8081
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange in which registered

Common Stock, $0.01 par value	NASDAQ Capital Markets

•	Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒
•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒
•

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒
•

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes☐ No ☐

•

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10K. ☒

•

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer, “accelerated filer, and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐ yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of $0.40 on November 29, 2010 was $2,364,450.

The number of shares outstanding of the Registrant’s common stock outstanding, excluding treasury shares, as of November 29, 2010 was 6,967,881.

PART 1

ITEM 1 - BUSINESS

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

HISTORY (continued)
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

PRESENT STATUS/BUSINESS PRODUCT DESCRIPTION
We market and sell our products to three basic types of customers:

1)	Military Sales
	•	Direct contract sales to military
	•	As subcontractor to systems producers
	•	Foreign governments

2)	Commercial Sales (Under the trade name “INIVEN” (a Division of Conolog))
	•	Direct sales to end-users
	•	Sales to system assemblers
	•	Sales to contractors/installers

PRESENT STATUS/BUSINESS PRODUCT DESCRIPTION (continued)

3)	Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

MILITARY SALES
Military sales are primarily our electromagnetic wave filters used in military radios, vehicles (cars, trucks or tanks), portable (backpack), special signaling equipment and exchanges (as in field command posts), ship to ship teletype signaling filters used in deployment of ships (UCC-1 and UCC-4 systems) as well as many other signaling applications where accurate electromagnetic frequency control is required.

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

The PTR-1000 is installed in pairs, one unit at each end of the line. Each unit is connected and in constant communication with the other, as they continuously monitors the line for faults. In the event of a fault occurring (such as a downed line or a short circuit) at either end and when confirmed by the receiving PTR-1000 unit, the line is immediately isolated for shut down, averting costly damage and downtime.

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

The PDR-2000 is an 8 channel high speed communication system for use in electric power transmission protection schemes. Unique features include event recording, on-board and remote programming, and ID (unit to unit identification on all communications), Packet Forwarding (ability to forward information such as trips and all events through indirect communication paths), password protection and multiple communication ports.

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

PTR AND PDR TELEPROTECTION SERIES (continued)

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

This product line includes the first generation equipment, known as GEN-1, followed by later generations which include technological improvements and programmable capabilities to include:

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

GEN-1 AND GEN-1 PROGRAMMABLE SERIES (continued)
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

Using the “98” DSP Series as its communications link, we designed the Multiplexer Supervisory Control System to handle 8 times the normal capacity per channel. The microprocessor-based system allows a single telephone line to handle up to 900 data inputs. This product line because of its data density capability may be utilized for a very broad range of applications. This product has only recently been introduced and our sales efforts for it are being conducted through its existing independent manufacturer’s sales representatives.

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

COMPETITION
The market for our products is very competitive. There are several companies engaged in providing similar services and in the manufacturing the products of the type produced by us, most of which are substantially larger and have substantially greater name recognition or greater financial resources and personnel. The major competitive factors include availability of personnel, product quality, reliability, price, service and delivery. Competition is expected to continue and intensify. The market is also characterized by rapid technological changes and advances. We would be adversely affected if our competitors introduced technologically superior products or offered these products and services at significantly lower prices than our products. Our significant competitors are SL Industries, ABB and Siemens.

LARGEST CUSTOMERS
Our major customers during fiscal 2010 and 2009:

	2010		2009

	$	%	$	%

Customer 1	$133,658	11.3%	$186,002	12.5%
Customer 2	376,138	31.9%	638,095	43.0%

	$509,796	43.2%	$824,097	55.5%

Total Product Revenues	$1,178,673	100.0%	$1,485,298	100.0%

None of these customers has or had any material relationship other than purchasing our products.

As of July 31, 2010 our backlog is approximately $830,000 for PDR-2000 systems and military sales for the fiscal year ended July 31, 2011. We consider backlog to be received purchase orders or written commitments from customers for specified products.

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

MANUFACTURING
The Company currently rents approximately 7,000 square feet of the facility located at 5 Columbia Road, Somerville, New Jersey for a combination of manufacturing and office space. The Company assembles, under normal workload conditions, the product it sells; however, to accommodate the peak demands that occur from time to time, we can engage a number of subcontractors to assemble boards to our specifications. All assemblies, however, are inspected and fully tested by our quality, engineering and testing departments. We maintain test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment.

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

RESEARCH AND DEVELOPMENT

New Products –

“GlowWorm” Fiber Optic Detector, an independent standalone product for detection of fiber optic cable failures without the need to cut the cable, was introduced in September 2010. The Company has a Patent Pending on this product. Marketing on this product has begun and we expect sales to begin in the third quarter of fiscal year ended July 31, 2011.

The CM-100 platform is a direct substation hardened communication consolidator that fills the existing gap in substation communications. The hardwired CM-100 will allow our existing products, including the PDR-2000, to operate seamlessly over fiber optics together with existing substation equipment. This system is in final testing and we anticipate will be ready for production in fiscal 2011. Cumulative research and product development expense approximates $2,479,000 as of July 31, 2010.

During fiscal years 2010 and 2009 we have invested $139,951 and $368,331 in research and product development, respectively.

The Company also completed developing a new platform for its GEN-1 products allowing for its use by the Canadian utilities.

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

EMPLOYEES
As of July 31, 2010, we employed 15 people on a full-time basis, including two in management, two in sales, one clerical, one in accounting, one in purchasing, five in engineering and quality control and three in production. We have enjoyed good labor relations.

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

ITEM 3 - LEGAL PROCEEDINGS

Meyers Associates, L.P. v. Conolog Corporation, Supreme Court of the State of New York, County of New York Index No. 600824/07.

On March 13, 2007, Meyers Associates, L.P. commenced an action against Conolog Corporation, asserting that: (1) Conolog breached a purported contract it had with Meyers pursuant to which it claims Meyers was to act as lead underwriter in connection with a Regulation D securities offering for Conolog, and (2) Conolog misappropriated a purported confidential list of potential investors. Conolog denied the allegations in the complaint.

ITEM 3 - LEGAL PROCEEDINGS (continued)

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

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR COMMON STOCK
Our Common Stock is traded on the NASDAQ Capital Market, under the symbol CNLG. The following table lists the reported high and low bid prices of our stock each quarter for the fiscal periods indicated.

Common Stock
Fiscal Year 2010	High	Low

First Quarter	3.24	0.97
Second Quarter	2.75	1.25
Third Quarter	4.72	1.35
Fourth Quarter	1.70	0.65

Common Stock
Fiscal Year 2009	High	Low

First Quarter	4.90	1.35
Second Quarter	3.75	1.05
Third Quarter	6.64	1.11
Fourth Quarter	2.01	1.07

On February 11, 2009, the Company affected a 5:1 reverse stock split. The prices shown in the above chart have been adjusted to give retroactive effect to the reverse stock split.

As of July 31, 2010, the Company’s Common Stock was held by approximately 450 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

MARKET PRICE FOR COMMON STOCK (continued)
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

Equity compensation plans approved by security holders

On July 9, 2002 our stockholders approved our 2002 Stock Option Plan under which up to 40 shares of our common stock may be granted to our employees, directors and consultants. To date, no options have been granted under this plan. The exercise price of options granted under the 2002 Stock Option Plan will be the fair market value of our common stock on the date immediately preceding the date on which the option is granted.

		N/A	158*

Equity compensation plans not approved by security holders	N/A

Total	158

*Represents retroactive application of reverse stock splits.

ITEM 6 – SELECTED FINANCIAL DATA
N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, such as those set forth above under “Risk Factors”. The Company cautions readers not to place undue reliance on any such statements and that the Company’s actual results for future periods could differ materially from those anticipated or projected. Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following discussion should be read in conjunction with our consolidated financial statements and related notes included as part of this report.

Overview

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

Description of Revenues

We derive operating revenues from the sales of products used in radio and other transmissions, telephones and telephone exchanges, air and traffic control, automatic transmission of data for utilities, tele-printing of transmitted data such as news and stock market information and for use by electric utilities in monitoring power transmission lines for faults and/or failures. Our products may be used independently or in combination with other products to form a system type configuration, whereby our equipment is pre-assembled in a large cabinet with other equipment in a configuration that would provide the end user with protection as well as operational status displays.

Description of Expenses

 Our expenses include the following: (i) Costs of revenues, which consists primarily of costs to manufacture the products we ship, these costs include raw materials, direct labor, overhead expenses associated with manufacturing and freight shipping costs; (ii) General and administrative (“G&A”) expenses, which consists of compensation and benefits for all non-manufacturing employees, compensation costs also includes stock-based awards to employees and directors. Also included in G&A expenses is professional services for legal, accounting and business consultants, as well as, rent, depreciation and general corporate expenditures.; and (iii) Selling costs, consisting mainly of commissions and trade shows expenditures; (iv) Research and Development expenses represent the costs of our development efforts related to new products; (v) Other income (expense) consist of interest income on cash and cash equivalents, interest expense consist of interest expense on convertible debentures. Other expenses consist of change in fair value of derivatives associated with the convertible debentures, along with amortization of debt discount and deferred financing fees also associated with the convertible debentures.

Results of Operations

Year Ended July 31, 2010 Compared with the Year Ended July 31, 2009, as restated

Operating Revenues: For the last two years the majority of the Company’s sales revenue has been generated from sales of the PDR-2000 and PTR-1500 Teleprotection products. For the fiscal year ended July 31, 2010 we had total product revenue sales of $1,178,673 compared to revenues of $1,485,298 for the fiscal year ended July 31, 2009, a decrease of $306,625 or 20%. The decline in sales revenues can be attributed to (a) a decrease of approximately $273,000 or 83% decline in the PTR-1500 products as customers are switching from old analog technical to digital technology, (b) A 7% decline in the PDR-2000 sales due to a delay in current projects by public utilities companies, (c) Telemetry sales decline of approximately $103,000 or 36% due natural rhythm of our markets, we expect this category to further decline in the coming years, (d) Military sales increased approximately $128,000 due to an unexpected military supply contract for current and next fiscal year.

Results of Operations (continued)

Year Ended July 31, 2010 Compared with the Year Ended July 31, 2009, as restated

Operating Revenues (continued)

Sales changes by product line for the fiscal years ended July 31, 2010 and 2009.

Products sold	2010	% to total	2009	% to total	$ change	% chg

PDR-2000 digital teleprotection	749,500	64%	807,600	54%	(58,100)	-7.2%
PTR-1500 analog teleprotection	54,700	5%	328,100	22%	(273,400)	-83.3%
Telemetry equipment	181,350	15%	284,100	19%	(102,750)	-36.2%
Military Sales	170,500	14%	42,000	3%	128,500	306.0%
Spare parts	24,000	2%	25,000	2%	(1,000)	-4.0%
Freights	3,923	0%	5,800	0%	(1,877)	-32.4%
Discounts	(5,300)	0%	(7,302)	0%	2,002	-27.4%

Net Sales Revenues	1,178,673	100%	1,485,298	100%	(306,625)	-20.6%

Cost of Revenue: Total product cost for the fiscal year ended July 31, 2010 amounted to $694,554 compared to $788,037 for the fiscal year ended July 31, 2009, a decrease of $93,483 or 11.8% decline. Cost used in material and labor increase slightly by $18,678 versus the prior year, mainly due to an approximate increase of $56,000 or 19% increase in direct labor in manufacturing as result of a 3% wage increase. This labor increase was slightly offset by a decline in material costs related to lower sales volume versus the prior year, this volume decrease was partially offset by small increases in materials cost of approximately 4%. Inventory obsolescence expense for the year ended July 31, 2010 was approximately $75,500 compared to approximately $170,000 for fiscal year 2009, a decline of approximately $94,500 this decline in the obsolescence expense can be attributed to significant write-down of inventory taken in 2009 due to significant quantities of inventory that was purchased in prior years and now qualified per the Company’s inventory policy to be written-off in 2009.

The decline in our gross profit percentage of 41.1% for the fiscal year ended July 31, 2010, from 46.9% for the fiscal year 2009 can be attributed to (a) lower sales dollars as a result of lower sales price for our largest selling item the PRD-2000, (b) increases in direct labor costs associated with manufacturing and (c) lower sales margins associated with Military sales.

Operating Expenses: Total Operating expenses for fiscal July 31, 2010 were $4,016,764. These expenses included general and administrative expenses in the amount of $3,759,490 that included a non-cash expense for stock compensation plan to employees and consultants of $1,536,000. Research and development expense of $139,951 and selling expenses of $117,323. Total Operating expenses for fiscal July 31, 2009, as restated, were $2,318,138, these expenses included $1,779,243 for general and administrative which had no non-cash expense for the stock compensation, $368,331 for research and development and $170,564 for selling expenses. The Company attributes the net increase (excluding stock compensation plan) of $162,626 primarily to increased spending in business and financial consultants which was partially offset by a decrease in research and development costs of $228,380.

General and Administrative: For the fiscal year ended July 31, 2010, general and administrative expenses increased $1,980,247 to $3,759,490 from $1,779,243 for the year ended July 31, 2009. This increase of 111% can be attributed to the following: (a) the issuance of stock to employees and consultants which created a noncash expense of $1,536,000, (b) increase in professional fees in the amount of approximately $476,000 associated with outside consultant fees related to financing and public relations, legal and accounting fees needed to assist in bringing SEC filings current, (c) increase in compensation expenses of approximately $33,500, and (d) all other costs associated with non-manufacturing overhead items such as rent, utilities, telephone and travel increased approximately $23,000.

Research and Development: For the fiscal year ended July 31, 2010 research and development cost were $139,951 a decrease of $228,380 versus the prior year total of $368,331. This decline in our research and development costs can mainly be attributed to the completion of a project to enhance the software used in the PDR-2000 in fiscal year 2009 in the amount of approximately $250,000.

Selling Expenses: For the fiscal year ended July 31, 2010 selling expenses were $117,323, as compared to $170,564 July 31, 2009, as restated, a decline of $53,241 or 31%. This decline is mainly due to reductions in commission paid due to lower sales volume and reduced costs for trade shows and marketing expenses.

Total Other Income and Expenses: For the fiscal year ended July 31, 2010 total other income/expense was an expense of $21, 515,442, an increase of $20, 472,965 versus the fiscal year ended July 31, 2009 restated amount of $1,042,477. This large increase in other income (expense) is primarily a result of recording a derivative liability associated with a subscription agreement entered into in fiscal year 2010. The subscription agreement entered into on August 3, 2009, had a conversion feature embedded in the Company’s convertible debt and certain warrants that required the recording of a derivative liability. Under this derivative liability the Company recorded a non-cash loss on derivative financial instruments of $18,958,801. Amortization expenses associated with debt discount and deferred financing fees increased $1,548,587 and induced conversion cost decreased $471,679 for fiscal year ended July 31, 2010. Additionally, fiscal year ended July 31, 2010, the Company recorded a beneficial conversion feature of $457,692 and an incremental consideration for a warrant modification of $107,863.

Income Tax Benefit: In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2010 and 2009, the Company entered into agreements to sell up to $5,594,000 and $4,757,000 of its unused tax losses. The Company received net proceeds of $284,703 and $376,819 during the fiscal years ended July 31, 2010 and 2009 respectively, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the Statement of Operations for 2010 of $137,131 consists of the proceeds received from the sale of the Company’s NJ NOL’s offset by the unrecorded tax provision due to uncertain tax positions of $135,000.

Net Loss: The Company recorded a net loss of $24,910,756 for the fiscal year ended July 31, 2010, as compared to a net loss of $2,289,415 for fiscal year ended July 31, 2009. The increase in net loss of $22, 621,341 can mainly be attributed to noncash transactions related to the subscription agreement entered into in 2009. A decline in sales of approximately $307,000, along with a decline in gross profit margin of approximately $213,000 also contributed to the increase in the net loss. The Company reported a net loss applicable to common shares of ($5.36) per share for fiscal 2010, compared to a net loss applicable to common shares of ($2.36) per share, as restated for fiscal 2009.

Status of Certain Press Releases Issued: On October 19, 2009, the Company announced that it had received orders for switches and other equipment valued at over $300,000 for immediate deliver. A customer ordered 400 switches for $105,600 on August 10, 2009 for immediate delivery. Delivery occurred during the periods September 25, 2009 through December 18, 2009. At the time we also had other orders for additional communication equipment for approximately $190,000. These other orders were filled and shipped prior to April 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring losses from operations and used cash from operations in the amounts of $1,636,745 and $1,264,120 for the years ended July 31, 2010 and 2009, respectively. At July 31, 2010, the Company had cash and equivalents of $713,005. On August 13, 2010, an event of default occurred on our outstanding convertible debentures. Although, the Company received a waiver from the note holders there can be no assurance that we will not suffer further events of default and that if we do a waiver will be obtained from our note holders.

At July 31, 2010, the Company had total current assets of $1,859,984 and total current liabilities of $351,880, resulting in working capital of $1, 508,104 compared to working capital of $598,825 at year ended July 31, 2009, as restated. The Company’s current assets consists of $713,005 in cash and cash equivalent, $826,079 in inventory, $248,297 in prepaid expenses and $67,603 in accounts receivable. Accounts receivable decreased from $245,980 at July 31, 2009 to $67,603 at July 31, 2010. This decline in our accounts receivable is the of result of lower sales in the last three months of our fiscal year due to a few customers delaying their sales orders until fiscal year 2011. Prepaid expenses increased from $47,000 at July 31, 2009 to $248,297 at July 31, 2010. This increase is attributable to retainers paid to consultants and professional service providers for services to be provided.

Cash expenditures have exceeded revenues for the prior year and Management expects this consumption of cash to continue into next year. Our operations have been and will continue to be funded from existing cash balances and private placements of equity funding. During our fiscal year ended July 31, 2010, we have raised $2,000,000 from the sale of convertible debentures and $635,070 from the exercise of warrants (See “FINANCING ACTIVITIES”, below). We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $1,636,745 for fiscal year ended July 31, 2010, as compared to net cash used in operating activities in the amount of $1,264,121 for fiscal year 2009, an increase of $372,624, this increase can be attributed to an increase in cash used in paying down our accounts payable liabilities ($66,600), increased spending for inventory ($313,900) and an increased spending on cash prepaid expenses ($121,300) for an aggregate of approximately $365,400. Additionally, accounts receivable collections increased by approximately $178,000.

The increase in inventory of approximately $313,900 was due to an increase in our finished goods of $262,000, an increase in our work-in-process of $59,700 and a decrease in our raw materials (net of obsolete inventory write downs and the change in our reserve) of $21,800. This increase in finished goods was attributable to an increase of 103 units of our PDR-2000 units over the July 31, 2009 year-end quantity of PDR-2000 units. The buildup of inventory for the PDR-2000 units and our increase in work-in-process were required to meet purchase order commitments for our quarter ended October 31, 2010.

INVESTING ACTIVITIES

Net cash used in investing activities for the fiscal year ended July 31, 2010 was $22,781 for the purchase of manufacturing equipment. For fiscal year ended July 31, 2009 investing activities funded $600,182 from the redemption of a certificate of deposit.

FINANCING ACTIVITIES

Net cash provided by financing activities was $2,345,173 for the fiscal year ended July 31, 2010, as compared to $10, 650 provided in fiscal year 2009. In fiscal year 2010 the Company received proceeds of $2,000,000 related to issuance of convertible debentures and $635,070 related to the exercise of warrants. The Company paid deferred loan costs of $291,507.

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

At various times during the year ended July 31, 2010, an aggregate $1,000,000 of the August 2009 Debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of July 31, 2010 the remaining balance of the August 2009 Debentures were $0.

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

After the accounting for the embedded derivatives, induced conversion costs, interest expense, amortization of debt discounts and amortization of deferred financing fees the above financing transactions increased our net loss by $21,514,072. The $21,514,072 had no effect on the Company’s cash flow. Through the accounting for induced conversion costs, exercise of warrants, conversions of convertible debt and the reclassification of derivative liabilities the above financing transactions increased our additional paid in capital by $23,998,405.

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

INCOME TAXES
The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely. The guidance also requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. Based on the Company’s evaluation, management has concluded that there are significant uncertain tax positions requiring recognition in the consolidated financial statements with respect to the sale of the Company’s New Jersey Net Operating Loss Carryovers. In the event the Company receives an assessment for interest and/or penalties by major tax jurisdiction it would be classified in the financial statements as general and administrative expense. See note 6, Income Taxes.

DERIVATIVE LIABILITY
Derivative liabilities consist of certain common stock warrants, and conversion features embedded in our convertible Debenture notes. These financial instruments are recorded in the balance sheet at fair value, determined using the Black- Scholes option pricing model, as liabilities. Changes in fair value are recognized in the statement of operations in the period of change.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The Company determined that the conversion features embedded in its convertible Debentures and certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability. During the fiscal year ended July 31, 2010, the adoption of this guidance resulted in a loss on derivative financial instruments in the amount of $18,958,801.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Bagell, Josephs, Levine & Company LLC was retained by the Company on September 21, 2004 to serve as its independent registered public accountants. Conolog Corporation (the “Company”) was notified that the audit practice of Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm (“BJL”), was combined with Friedman LLP (“Friedman”) on January 1, 2010. As of the same date, BJL resigned as the independent registered public accounting firm of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, Friedman was engaged as the Company’s independent registered public accounting firm. Prior to that date, Friedman LLP did not perform any services nor receive any fees from the Company.

On July 8, 2010, Conolog Corporation (the “Company”) dismissed Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm. The decision to dismiss Friedman was approved by the audit committee of the Company’s board of directors on July 8, 2010.

On July 23, 2010 the Company engaged WithumSmith+Brown, PC (“Withum”) to serve as the Company’s independent registered public accounting firm. During the recent fiscal years ending July 31, 2009 and July 31, 2008, and the subsequent interim period prior to the engagement of Withum, neither the Company nor anyone on its behalf consulted Withum regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Withum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES
This item is not applicable.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of the end of the period covered by this report, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several material weaknesses were identified. As a result of the material weaknesses, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, the Company’s disclosure controls and procedures were ineffective.

The Company instituted and is continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures.

ITEM 9A (T). CONTROLS AND PROCEDURES (continued)

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of internal control over financial reporting, management believes as of July 31, 2010, the Company’s internal control over financial reporting was not effective due to the following material weaknesses:

•	The Company lacks sufficient personnel with an appropriate level of experience and knowledge of generally accepted accounting principles and SEC reporting requirements.
•

The Company lacks adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis. Consequently various accounts were materially misstated in the previously issued financial statements which have caused a restatement of previously reported amounts.

•

The Company lacks adequate segregation of duties control concerning Information Technology (“IT”). IT personnel perform accounting transactions, programming function and controls security function with the Company for IT.

•	The Company lacks appropriate environmental controls needed to ensure the security and reliability of IT equipment.
•	The Company lacks adequate journal entry approval and disclosure controls needed to identify and prevent misstatements in the consolidated financial statements and accompanying footnotes.
•	The Company’s control environment does not have adequate segregation of duties; the Company only had one person performing all accounting-related on-site duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of July 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2010 and 2009, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control over Financial Reporting
Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended July 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9A (T). CONTROLS AND PROCEDURES (continued)

Inherent Limitations on Effectiveness of Controls
Our Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B - OTHER INFORMATION

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the officers and directors of the Company as of November 15, 2010.

Name	Age	Position

Robert S. Benou	75	Chairman, Chief Executive Officer, Chief Financial Officer and Director
Marc R. Benou	41	President, Chief Operating Officer, Secretary and Director
Louis S. Massad	73	Director
Edward J. Rielly	41	Director
David M. Peison	41	Director

Robert S. Benou
Robert S. Benou has been the Company’s Chairman and Chief Executive Officer since May 1, 2001. He is also the Company’s Chief Financial Officer. From 1968 until May 1, 2001, he served as the Company’s President. Mr. Benou is responsible for material purchasing and inventory control. From June 2001 until August 2005, Mr. Benou served as a director of Henry Bros. Electronics, Inc. (formerly known as Diversified Security Solutions, Inc.), a publicly held company that is a single-source/turnkey provider of technology-based security solutions for medium and large companies and government agencies. Mr. Benou is also served as a member of the Board of Directors of eXegenics Inc. from February 2004 to December 2006. The common stock of eXegenics Inc. is traded on the OTC Bulletin Board. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Robert S. Benou is the father of Marc R. Benou. Mr. Benou’s experience as the Company’s chief executive officer led to the conclusion that Mr. Benou should serve on the Board of Directors, given the Company’s business and structure.

Marc R. Benou
Marc R. Benou has been the Company’s President and Chief Operating Officer since May 1, 2001. Mr. Benou joined the Company in 1991 and is responsible for new product development and supervision of sales and marketing. From March 1995 until May 1, 2001, he served as Vice President. Mr. Benou has been on the Company’s Board and has served as the Company’s assistant secretary since March 1995. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Business Administration and Management. Marc R. Benou is the son of Robert S. Benou, the Company’s Chairman and Chief Executive Officer. Mr. Benou’s experience as the Company’s president and chief operating officer led to the conclusion that Mr. Benou should serve on the Board of Directors, given the Company’s business and structure.

Louis S. Massad
Louis S. Massad has been a Director of the Company since April 1995. Mr. Massad was Chief Financial Officer and a Director of Henry Bros. Electronics, Inc. (formerly known as Diversified Security Solutions, Inc.), from 2000 until August 2003. From 1997 to 2000, Mr. Massad was a consultant to Diversified Security Solutions, Inc. From 1986 to 1997, Mr. Massad was a Vice President, Chief Financial Officer and Director of Computer Power Inc. Mr. Massad holds a BS and MS degree from Cairo University (Egypt) and an MBA from Long Island University, New York. Mr. Massad’s business management and financial experience and knowledge led to the conclusion that Mr. Massad should serve on the Board of Directors, given the Company’s business and structure.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Edward J. Rielly
Edward J. Rielly has been a Director of the Company since January 1998. Mr. Rielly is a Senior Application Developer with Household International, a financial corporation. From March 2000 to November 2001, Mr. Rielly was a Senior Consultant with Esavio Corporation. From February 1998 to February 2000, Mr. Rielly was an Application Developer with Chubb Corporation. From 1993 to 1998, Mr. Rielly was an Application Developer with the United States Golf Association. Mr. Rielly is a graduate of Lehigh University and holds a BS in Computer Science. Mr. Rielly’s technical experience and knowledge led to the conclusion that Mr. Rielly should serve on the Board of Directors, given the Company’s business and structure.

David M. Peison
David M. Peison has been a Director of the Company since October 2004. Since 2005, Mr. Peison has been vice president with the emerging markets division of HSBC. From 2002 until 2005, Mr. Peison was with Deutsche Bank’s global markets division in New York City. From 1992 to 2000, Mr. Peison was in a Private Law Practice in Florida and New York City. Mr. Peison holds an MBA from Emory University in Atlanta, Ga., a JD from The Dickinson School of Law of Pennsylvania State University and is admitted to Florida, New York and Massachusetts Bars. Mr. Peison obtained his BA degree from Lehigh University in Bethlehem, Pa. Mr. Peison’s business management and financial experience and knowledge led to the conclusion that Mr. Peison should serve on the Board of Directors, given the Company’s business and structure

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at anytime by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Audit Committee
The Company’s Board of Directors has determined that David M. Peison is the Audit Committee’s Financial Expert and that he is “independent” as defined under National Association of Securities Dealers Automated Quotations system.

The Company has a standing Audit Committee, the members of which are, Louis Massad, Edward J. Rielly and David M. Peison.

Changes in Nominating Procedures
None

Section 16(a) Compliance
Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended July 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Form 4’s for David Peison, Edward Rielly, Robert Benou and Marc Benou were not timely filed. These Forms have since been filed.

Code of Ethics
The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

Board Leadership Structure and Role in Risk Oversight
Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Mr. Robert Benou has served as our Chairman since May 2001. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to and accrued by each executive officer during the prior three fiscal years.

Name and Title	Fiscal Year End July 31,	Salary	Bonus	Restricted Stock Awards (3)	Closing Price of of Common Stock on Date of the Restricted Stock Award	Securities Underlying Option/ SARS	Other*

Robert Benou	2010	$259,749	—	$403,200	$1.92		$28,000
Chief Executive	2009	$110,833	—	$—	$—		$16,000
Officer, CFO & Director	2008	$348,333	$70,000	$424,880	$1.88	—	$21,500

Marc Benou	2010	$238,200	$—	$403,200	$1.92	—	—
President, COO	2009	$208,516	$—	$—	$—	—	—
Secretary & Director	2008	$173,949	$40,000	$432,400	$1.88	—	—

Thomas Fogg	2010	$39,453	$—	$57,600	$1.92	—	—
Vice-President	2009	$43,040	$—	$—	$—	—	—
Engineering	2008	$43,040	$—	$47,000	$1.88	—	—

* Other compensation consisted of a car allowance.

1.	The Company paid Robert Benou’s 2008 bonus by July 31, 2008.
2.	The Company paid Marc Benou’s bonus by July 31, 2008.
3.	Under the Employee Stock Grant Plans for 2008 and 2009, stockholders approved the granting of 800,000 shares of our common stock, under each plan, to our directors, officers and employees.
4.	During fiscal year 2009, Robert Benou forgave $286,467 of salary and during fiscal 2010, Robert Benou forgave $157,551 of his salary.

Outstanding equity awards at fiscal year end.

Name	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying of Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Benou	0	0	0	0	0	0	0	0	0

Marc Benou	0	0	0	0	0	0	0	0	0

On July 9, 2002 our stockholders approved our 2002 Stock Option Plan under which up to 158 shares of our common stock may be granted to our employees, directors and consultants. To date, no options have been granted under this plan. The exercise price of options granted under the 2002 Stock Option Plan will be the fair market value of our common stock on the date immediately preceding the date on which the option is granted.

ITEM 11- EXECUTIVE COMPENSATION (continued)

EMPLOYMENT AGREEMENTS
Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2010 was $417,300 (actual 2010 salary drawn was $259,749, the difference of $157,551 has been forgiven by Mr. Benou and he does not hold the Company liable for this amount) and increases by $20,000 annually on January 1st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2010 was $238,200 and he receives annual increases of $12,000 on January 1st of each year. Mr. Benou is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

COMPENSATION OF DIRECTORS
No director of the Company receives any cash compensation for their services as such, but directors may receive stock options pursuant to the Company’s stock option plan and grants of the Company’s common stock. Currently, the Company has three directors who are not employees, Messrs. Louis Massad, David Peison and Edward Rielly. No cash or stock compensation has been granted to any director during the years ended July 31, 2010 and 2009.

RISK MANAGEMENT
The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

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

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership at July 31, 2010 is based on 6,967,881 shares issued and outstanding.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

Name and Title	Amount and Nature of Beneficial Ownership	Percent of Class

Robert S. Benou, Chairman, Chief Executive Officer	426,666	6.12%
Chief Financial Officer and Director Marc R. Benou, President, Chief Operating Officer,	517,923	7.43%
Secretary and Director Louis Massad, Director	37,500	0.54%
Edward J. Rielly, Director	—	0.00%
David M. Peison, Director	74,667	1.07%
Thomas Fogg, Vice President -Engineering Deceased 6/18/10	—	0.00%

All Officers and Directors as a Group (6 persons)	1,056,756	15.16%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENENCE

Certain relationships and Related Transactions

Marc Benou, President, Chief Operating Officer, Secretary and Director is the son of Robert Benou, Chairman, Chief Executive Officer, Chief Financial Officer and Director.

Board determination of Independence

Messrs. Massad, Rielly and Peison are each “independent” as that term is defined under the National Association of Securities Dealers Automated Quotation system.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee
Bagell Josephs Levine & Company LLC billed the Company in the aggregate amount of $45,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-Q for the year ended July 31, 2009. With the engagement of WithumSmith+Brown, PC for the re-audit of fiscal 2009, including the opening balances of fiscal 2008 and the current fiscal 2010, the Company expects audit fees of approximately $200,000. Withum has not billed the Company for any audit services as of July 31, 2010.

Audit-Related Fees
No fees were billed during the years ended July 31, 2010 and 2009 for assurance and related services by either WithumSmith+Brown, PC or Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees
No fees were billed during the years ended July 31, 2010 and 2009 for tax compliance, tax advice, or tax planning services by WithumSmith+Brown, PC or Bagell, Josephs, Levine & Company LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees
No fees were billed to the Company by WithumSmith+Brown, PC or Bagell, Joseph, Levine & Company LLC during the years ended July 31, 2010 and 2009 for services not described above.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

PART IV

ITEM 15 – EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation** -

3.1.1	Certificate of Amendment of Certificate of Incorporation - **
31.2	Certificate of Amendment of Certificate of Incorporation of DSI Systems, Inc. **

3.1.3

Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant’s name from “Data Sciences Incorporated” to “DSI Systems, Inc.”**

3.1.4

Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc.**

3.1.5

Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series B Preferred Stock (par value $.50) of DSI Systems, Inc.**

3.1.6	Certificate of Ownership and Merger of Conolog Corporation (New Jersey) by DSI Systems, Inc.*
3.1.7	Certificate of Amendment of Certificate of Incorporation.*
3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.*

4.1	Specimen Certificate for shares of Common Stock*

4.2	Form of common Stock Purchase Warrant, dated January 19, 2006 (2)

4.3	Form of Convertible Note, dated January 19, 2006 (2)

4.4	Form of Common Stock Purchase Warrant, dated March 12, 2007 (3)

4.5	Form of Convertible Note, dated March 12, 2007 (3)

4.6	Form of Broker’s Common Stock Purchase Warrant, dated March 12, 2007 (3)

ITEM 15 – EXHIBITS

Exhibit No.	Description of Exhibits

4.6.1	Form of Broker’s Common Stock Purchase Warrants, dated March 13, 2010 (3)

4.7	Form of Notes as of August 3, 2009 (7)

4.8	Form of Class A Warrants (7)

4.9	Form of Class B Warrants (7)

4.10	Form of Class C Warrants (7)

10.1	Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation*

10.1.1	Amendment Employment Agreement dated February 18, 1999 between Robert Benou and Conolog Corporation*

10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (4)

10.3	Conolog Corporation 2002 Stock Option Plan (5)

10.4	Subscription Agreement dated as of January 19, 2006, among Conolog Corporation and the subscribers named therein (2)

10.5	Form of Selling Agent Agreement, dated as of July 29, 2009*

10.6	Subscription Agreement dated as of March 12, 2007 (3)

10.7	Form of Subscription Agreement between Conolog Corporation and the subscribers named therein dated as of August 3, 2009 (7)

10.8	Security Agreement dated as of August 3, 2009 (7)

10.9	Amendment No. 1 to Class C Common Stock Purchase Warrants, dated June 18, 2010 between Conolog Corporation and Alpha Capital Anstalt; Whalehaven Capital and Osher Partners (8)

10.10	Amendment No 1 to Secured Convertible Note, dated June 18, 2010, between Conolog Corporation and Alpha Capital Anstalt, Whalehaven Capital and Osher Partners (8)

10.11	Amendment No 1 to Subscription Agreement, dated June 18, 2010, between Conolog Corporation and the Holders identified on the signature pages thereto (8)

10.12	2009 Incentive Stock Pan (9)

10.13	Waiver dated November 27, 2010

14.1	Code of Ethics(6)

21.1	List of Subsidiaries*

23.1	Incorporated by reference to the Registrants Registration Statements on Forms S-8 filed on May 25, 2007, July 8, 2008 and February 1, 2010.

31.1	Rule 13a-14a/15d-14a Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

32.1	Section 1350 Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

ITEM 15 – EXHIBITS (continued)

*	Filed herewith
**	Incorporated by reference to the Registrant’s Statement on Form SB-2 filed with the Securities and Exchange on February 18, 2005.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-92424).
(2)	Incorporated by reference to Registrant’s Report on Form 8-K filed on January 25, 2006.
(3)	Incorporated by reference to Registrant’s Report on Form 8-K filed on March 14, 2007
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 0-8174) as filed on September 12, 1997.
(5)	Incorporated by reference to the Registrant’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on June 25, 2003.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the SEC on November 14, 2003.
(7)	Incorporated by reference to the Registrants Report on form 8-K filed on August 6, 2009
(8)	Incorporated by reference to the Registrants Report on form 8-K filed on July 14, 2010
(9)	Incorporated by reference to Schedule 14A filed on August 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conolog Corporation

	By:	/s/ Robert S. Benou

November 30, 2010	Chairman, Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

November 30, 2010	/s/Robert S. Benou

Chairman, Chief Executive Officer and
Chief Financial Officer

November 30, 2010	/s/Marc R. Benou

President, Chief Operating Officer, Secretary and Director

November 30, 2010	/s/Louis S. Massad

Director

November 30, 2010	/s/Edward J. Rielly

Director

November 30, 2010	/s/David M. Peison

Director

Form 10-K
Index to the Consolidated Financial Statements
Conolog Corporation and Subsidiaries
July 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Conolog Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Conolog Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conolog Corporation and Subsidiaries as of July 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has restated their July 31, 2009 financial statements to correct a misstatement.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations of $3,532,645 and $1,620,877 and used cash from operations in the amounts of $1,636,745 and $1,264,121 for the years ended July 31, 2010 and 2009, respectively. At July 31, 2010 the Company had cash equivalents of $713,005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC
Somerville, New Jersey
November 30, 2010

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND 2009

		As Restated
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$713,005	$27,358
Accounts receivable, net of allowance	67,603	245,980
Inventory, net of reserve for obsolescence	826,079	587,782
Prepaid expenses	248,297	47,000
Note receivable, net of allowance	—	1,610
Other current assets	5,000	5,000

Total Current Assets	1,859,984	914,730

Property and equipment:
Machinery and equipment	1,357,053	1,357,053
Furniture and fixtures	430,924	429,765
Automobiles	34,097	34,097
Computer software	231,002	209,380
Leasehold improvements	30,265	30,265

Total property and equipment	2,083,341	2,060,560
Less: accumulated depreciation	(1,987,284)	(1,960,054)

Net Property and Equipment	96,057	100,506

Other Assets:
Deferred financing fees, net of amortization	382,132	—

Total Other Assets	382,132	—

TOTAL ASSETS	$2,338,173	$1,015,236

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

		As Restated
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$150,880	$217,455
Accrued expenses	201,000	64,132
Convertible debenture, net of discount, of $0 and $3,632 at July 31, 2010 and 2009, respectively	—	34,318

Total Current Liabilities	351,880	315,905

Non-Current Liabilities:
Convertible debenture, net of discount of $720,687 and $0 at July 31, 2010 and 2009, respectively	279,313	—

Total Liabilities	631,193	315,905

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding at July 31, 2010 and 2009, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2010 and 2009, respectively.	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 6,967,881 and 1,842,485 shares issued and outstanding at July 31, 2010 and 2009 respectively including 2 shares held in treasury.	69,679	18,425
Contributed capital	78,088,878	52,221,727
Accumulated deficit	(76,397,940)	(51,487,184)
Less: Treasury shares at cost	(131,734)	(131,734)

Total Stockholders’ Equity	1,706,980	699,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,338,173	$1,015,236

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

		As Restated
	2010	2009

OPERATING REVENUES
Product revenue	$1,178,673	$1,485,298

Cost of product revenue
Materials and labor used in production	618,990	618,325
Inventory obsolesence	75,564	169,712

Total Cost of product revenue	694,554	788,037

Gross Profit	484,119	697,261

Selling, general and administrative expenses
General and administrative	3,759,490	1,779,243
Research and development	139,951	368,331
Selling expenses	117,323	170,564

Total selling, general and administrative expenses	4,016,764	2,318,138

Loss from Operations	(3,532,645)	(1,620,877)

OTHER INCOME (EXPENSES)
Loss on derivative financial instruments	(18,958,801)	—
Beneficial conversion feature	(457,692)	—
Incremental consideration for modification of debt warrants	(107,863)	—
Interest expense	(44,546)	(102,379)
Interest income	3,630	16,265
Induced conversion cost	(150,201)	(621,880)
Bad debt for note receivable	—	(83,101)
Amortization of debt discount	(1,279,313)	(123,274)
Amortization of deferred financing fees	(520,656)	(128,108)

Total Other Income (Expense)	(21,515,442)	(1,042,477)

Net Loss before income tax benefit	(25,048,087)	(2,663,354)
Income tax benefit	137,331	373,939

NET LOSS APPLICABLE TO COMMON SHARES	(24,910,756)	(2,289,415)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(5.36)	$(2.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,650,113	968,723 *

*Represents retroactive application of 1:5 reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

	Series A Preferred Stock		Series B Preferred Stock				Contributed Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
					Common Stock
	Shares	Amount	Shares	Amount	Shares*	Amount			Shares*	Amount

Balance at July 31, 2008, as restated	155,000	$77,500	1,197	$597	557,494	$5,574	$50,604,831	$(49,197,769)	2	$(131,734)	$1,358,999

Conversion of convertible debenture	—	—	—	—	636,570	6,366	907,443	—	—	—	913,809
Interest paid with issuance of common stock	—	—	—	—	51,526	515	93,543	—	—	—	94,058
Induced conversion costs associated with convertible debt	—	—	—	—	—	—	621,880	—	—	—	621,880
Reversal of previously issued shares issued for services to be provided	—	—	—	—	(5,000)	(50)	(19,450)	—	—	—	(19,500)
Reversal of previously issued common shares issued to, officers, directors and employees for fiscal 2008	—	—	—	—	(144,000)	(1,440)	(1,372,210)	—	—	—	(1,373,650)
Shares issued for services to be provided	—	—	—	—	25,500	255	47,430	—	—	—	47,685
Common shares issued to officers, directors and employees for fiscal 2009	—	—	—	—	720,395	7,205	1,338,260	—	—	—	1,345,465
Net loss for the year	—	—	—	—	—	—	—	(2,289,415)	—	—	(2,289,415)

Balance at July 31, 2009, as restated	155,000	$77,500	1,197	$597	1,842,485	$18,425	$52,221,727	$(51,487,184)	2	$(131,734)	$699,331

Conversion of convertible debentures	—	—	—	—	1,328,645	13,287	1,024,662	—	—	—	1,037,949
Exercise of warrants	—	—	—	—	2,746,192	27,462	607,608	—	—	—	635,070
Shares issued for services to be provided	—	—	—	—	265,000	2,650	506,150	—	—	—	508,800
Induced conversion costs associated with convertible debt	—	—	—	—	—	—	150,201	—	—	—	150,201
Interest paid with issuance of common stock	—	—	—	—	50,559	505	39,041	—	—	—	39,546
Reclassification of derivative liability	—	—	—	—	—	—	21,570,084	—	—	—	21,570,084
Incremental consideration for reduction of exercise price of Series C warrants	—	—	—	—	—	—	107,863	—	—	—	107,863
Beneficial converion feature on February 2010 debentures in consideration of modifying terms	—	—	—	—	—	—	457,692	—	—	—	457,692
Common shares issued to officers, directors and employees	—	—	—	—	735,000	7,350	1,403,850	—	—	—	1,411,200
Net loss for the year	—	—	—	—	—	—	—	(24,910,756)	—	—	(24,910,756)

Balance at July 31, 2010	155,000	$77,500	1,197	$597	6,967,881	$69,679	$78,088,878	$(76,397,940)	2	$(131,734)	$1,706,980

*Represents retroactive application of 1:5 reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

	2010	As Restated 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,910,756)	$(2,289,415)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	27,230	23,374
Provision for uncollectible note receivable	—	83,101
Reserve of obsolete inventory parts	(14,000)	(4,000)
Write down of obsolete inventory parts	89,564	173,712
Amortization of deferred financing fees	520,656	128,108
Common stock issued to officers, directors and employees	1,411,200	—
Amortization of common stock issued for services	428,800	47,685
Induced conversion costs associated with convertible debt and warrants	150,201	621,880
Amortization of discount of convertible debentures	1,279,313	123,274
Beneficial conversion feature	457,692	—
Incremental consideration for modification of warrants	107,863	—
Loss on derivative financial instruments	18,958,801	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	178,377	114,866
(Increase) in prepaid expenses	(117,666)	(63,364)
(Increase) in inventories	(313,861)	(366,429)
(Increase) in other current assets	—	(5,000)
Increase (decrease) in accounts payable	(66,575)	51,854
Increase in accrued expenses	176,416	96,233

Net cash used in operations	(1,636,745)	(1,264,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,781)	—
Redemption of certificates of deposit	—	600,182

Net cash (used in) provided by investing activities	(22,781)	600,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	2,000,000	—
Proceeds from exercise of warrants	635,070	—
Payments for deferred loan costs	(291,507)	—
Proceeds from note receivable	1,610	10,650

Net cash provided by financing activities	2,345,173	10,650

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	685,647	(653,289)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	27,358	680,647

CASH AND CASH EQUIVALENTS - END OF YEAR	713,005	27,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$8,321

Income Taxes	11,099	520

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,037,949	$913,809

Common stock issued for serices to be provided	$508,800	$47,685

Common stock issued for accrued interest	$39,546	$94,058

Warrants granted to broker for deferred financing fees	$611,281	$—

The accompanying notes are an integral part of the consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of ($3,532,645) and ($1,620,877) and used cash from operations in the amounts of ($1,636,745) and ($1,264,121) for the years ended July 31, 2010 and 2009, respectively. At July 31, 2010, the Company had cash and cash equivalents of $713,005. On June 23, 2010, an event of default occurred on our outstanding convertible Debentures (See Notes 9 and 15). Although, the Company received a waiver from the note holders on November 29, 2010 there can be no assurance that we will not suffer further events of default. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At July 31, 2010 the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at July 31, 2010 and 2009 was $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Three customers accounted for approximately 48%, 30% and 14% of accounts receivable as of July 31, 2010. Two customers accounted for approximately 71% and 12% of accounts receivable as of July 31, 2009. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three and seven years. Depreciation was $27,230 and $23,374 for the years ended July 31, 2010 and 2009, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible Debentures. As of July 31, 2010 and 2009, $382,132 and $0, respectively of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $520,656 and $128,108 for years ended July 31, 2010 and 2009, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development
Research and Development costs are expensed as incurred. Research and Development costs were $139,951 and $368,331 for the years ended July 31, 2010 and 2009, respectively.

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

Advertising / Public Relations Costs
Advertising/Public Relations costs are charged to operations when incurred. These expenses were $72,329 and $37,521 for the years ended July 31, 2010 and 2009, respectively.

Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and amounted to $37,416 and $30,583 for the years ended July 31, 2010 and 2009, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely. The guidance also requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. Based on the Company’s evaluation, management has concluded that there are significant uncertain tax positions requiring recognition in the consolidated financial statements with respect to the sale of the Company’s New Jersey Net Operating Loss Carryovers. In the event the Company receives an assessment for interest and/or penalties by major tax jurisdiction it would be classified in the financial statements as general and administrative expense. See note 6, Income Taxes.

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2010 and 2009, the Company entered into agreements to sell its unused NOLs. Recognition of this asset and income have been in accordance with the guidance of SAB Topic 13 and are recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the year. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on earnings per share available to common shareholders. The number of weighted average shares used in the computation were 4,650,113 and 968,723 (adjusted for a 1:5 reverse stock split) for 2010 and 2009 respectively. The effect of assuming the exchange of Series A Preferred Stock and Series B Preferred Stock in 2010 and 2009 would be anti-dilutive. Anti-dilutive shares are not included in the calculation of Earnings per Share. As the Company had a loss, the impact of the assumed exercise of outstanding warrants and convertible debt at July 31, 2010 and 2009 would be anti-dilutive. Potentially dilutive securities at July 31, 2010 consist of 2,939,036 common shares from outstanding warrants, 1,666,667 common shares from convertible debt and 155,006 common shares from preferred stock.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

		As Restated

	July 31, 2010	July 31, 2009*

Net Loss	$(24,910,756)	$(2,289,415)

Weighted-average common shares outstanding (Basic)	4,650,113	968,723
Weighted-average common stock equivalents:
Warrants	—	—
Series A Preferred Shares	—	—
Series B Preferred Shares	—	—

Weighted-average common shares outstanding (Diluted)	4,650,113	968,723

*Represents retroactive application of 1:5 reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions made by management ae based upon available current information, historical experience and other factors that are believed to be reasonable under the circumstances. The estimates and assumptions made by management involve risks and uncertainties which could cause reported amounts to differ materially from actual future results. If management’s estimates and assumptions are inaccurate, the Company’s reported amounts and disclosures of contingent assets and liabilities could be materially and adversely affected. Management considers its reserve for inventory and accounting for derivative liabilities to be significant estimates.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

Recently Adopted Accounting Pronouncements (continued)

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The Company determined that the conversion features embedded in its convertible Debentures and certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability. During the fiscal year ended July 31, 2010, the adoption of this guidance resulted in a loss on derivative financial instruments in the amount of $18,958,801.

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

Management does not believe that any other recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In a Form 8-K dated June 10, 2010, Conolog Corporation concluded that our consolidated financial statements for the year ended July 31, 2009 and the quarters ended April 30, 2010, January 31, 2010 and October 31, 2009 would be restated and should no longer be relied upon.

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of July 31, 2009 and consolidated statement of operations for the year then ended:

1.

The July 31, 2009 ending inventory balance was reduced in the amount of $348,229, as a result of inventory not being valued using appropriate GAAP. This reduction was expensed to cost of goods sold. In addition, the Company established a reserve for inventory in the amount of $88,000, in accordance with GAAP.

2.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 3 – RESTATEMENT TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

4.

Prepaid expenses were overstated. Consulting fees in the amount of $23,843 were expensed and are included in selling, general and administrative expense line item on the consolidated statements of operations.

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

9.	Adjusted the net loss per basic and diluted common shares from ($2.43) loss per share to ($2.36) loss per share based upon the restated net loss.

The following is a summary of the adjustments that have affected the opening accumulated deficit as of July 31, 2008:

1.	Deferred compensation (contra-equity) was reclassified to accumulated deficit in the amount of $604,110 to comply with ASC No. 718 Compensation – Stock Compensation.
2.

The inventory balance was restated because it was determined that the inventory was not appropriately valued using general accepted accounting principles (“GAAP”). The July 31, 2008 ending inventory balance was reduced by $459,442, and the accumulated deficit was increased by the same amount. In addition, the Company established a reserve for obsolete inventory in the amount $92,000 in accordance with GAAP.

3.

A reduction to other receivable was recorded due to an error in recognizing a receivable for the sale of the Company’s N.J. State Tax Net Operating Losses. The other receivable was reduced by $568,529 and accumulated deficit was also appropriately adjusted. A receivable should not have been recognized until cash was received as per SAB Topic 13.

4.

An incremental increase in compensation expense was recorded to adjust the fair value of the stock granted to the appropriate measurement date. The amount of $1,112,000 was recognized as in increase in accumulated deficit with a corresponding increase to additional paid in capital.

5.	The previously reported induced conversion costs were inaccurately calculated. Additional paid in capital was reduced by $533,165 with the corresponding reduction in accumulated deficit.
6.

The Company recorded additional amortization of deferred financing fees. Accumulated deficit was increased by $166,922 with a corresponding reduction to deferred financing fees on the consolidated balance sheet.

Presented on the following two pages are the previously reported and restated July 31, 2009 consolidated balance sheet and statements of operations and consolidated statement of cash flows.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated Balance Sheet - July 31, 2009

	Previously Reported 2009	As Restated 2009

ASSETS

Current Assets:
Cash and cash equivalents	$27,358	$27,358
Accounts receivable, net of allowance	245,980	245,980
Inventory, net of reserve for obsolescence	1,395,452	587,782
Prepaid expenses	70,843	47,000
Current portion of note receivable	14,864	1,610
Other current assets	551,937	5,000

Total Current Assets	2,306,434	914,730

Net Property and Equipment	396,704	100,506

Other Assets:
Deferred financing fees, net of amortization	8,445	—
Note receivable, net of current portion	69,846	—

Total Other Assets	78,291	—

TOTAL ASSETS	$2,781,429	$1,015,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$217,456	$217,455
Accrued expenses	26,132	64,132
Convertible debenture, net of discount	34,318	34,318

Total Current Liabilities	277,906	315,905

Total Liabilities	277,906	315,905

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding at July 31, 2009	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2009	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 1,842,485 shares issued and outstanding at July 31, 2009 including 2 shares held in treasury	18,425	18,425
Contributed capital	52,385,432	52,221,727
Accumulated deficit	(49,173,964)	(51,487,184)
Treasury shares at cost	(131,734)	(131,734)
Deferred compensation	(672,733)	—

Total Stockholders’ Equity	2,503,523	699,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,781,429	$1,015,236

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Operations For the Year Ended July 31, 2009

	Previously Reported 2009	As Restated 2009

OPERATING REVENUES
Product revenue	$1,485,298	$1,485,298

Cost of product revenue
Materials and labor used in production	388,254	618,325
Inventory obsolesence	82,138	169,712

Total Cost of product revenue	470,392	788,037

Gross Profit	1,014,906	697,261

Selling, general and administrative expenses
General and administrative	2,445,290	1,779,243
Research and development	57,089	368,331
Selling expenses	170,564	170,564

Total selling, general and administrative expenses	2,672,943	2,318,138

Loss from Operations	(1,658,037)	(1,620,877)

OTHER INCOME (EXPENSES)
Interest expense	(102,379)	(102,379)
Interest income	16,265	16,265
Other income	352,347	—
Induced conversion cost	(552,370)	(621,880)
Bad debt for note receivable	—	(83,101)
Amortization of debt discount	(123,274)	(123,274)
Amortization of deferred financing fees	(286,584)	(128,108)

Total Other Income (Expense)	(695,995)	(1,042,477)

Loss before provision for income taxes	(2,354,032)	(2,663,354)
Income tax benefit	—	373,939

NET LOSS	$(2,354,032)	$(2,289,415)

NET LOSS PER BASIC AND DILUTED COMMON SHARE	$(2.43)	$(2.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	968,723 *	968,723 *

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows July 31, 2009

	Previously Reported 2009	As Restated 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,354,032)	$(2,289,415)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	23,373	23,374
Provision for uncollectible note receivable	—	83,101
Reserve for obsolete inventory parts	—	(4,000)
Write down of obsolete inventory parts	82,138	173,712
Amortization of deferred financing fees	123,274	128,108
Amortization of deferred compensation	715,242	—
Amortization of prepaid consulting expense	43,732	47,685
Amortization of discount on converible debt	77,500	—
Induced conversion costs associated with convertible debt and warrants	552,370	621,880
Amortization of deferred loan discount	286,584	123,274
Changes in assets and liabilities
Decrease in accounts receivable	114,866	114,866
(Increase) in prepaid expenses	(24,476)	(63,364)
(Increase) in inventories	(627,083)	(366,429)
(Increase) decrease in other current assets	16,592	(5,000)
Increase (decrease) in accounts payable	—	51,854
Increase (decrease) in accrued expenses	17,042	96,233

Net cash used in operations	(952,878)	(1,264,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(311,242)	—
Redemption of certificates of deposit	600,182	600,182

Net cash provided by investing activities	288,940	600,182

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note receivable	10,649	10,650

Net cash provided by financing activities	10,649	10,650

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(653,289)	(653,289)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	680,647	680,647

CASH AND CASH EQUIVALENTS - END OF YEAR	27,358	27,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest expense	$7,931	$8,321

Income Taxes	$—	$520

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$913,809	$913,809

Common stock issued for services to be provided	$47,685	$47,685

Common stock issued for deferred compensation	$1,345,465	$—

Common stock issued for accrued interest	$94,448	$94,058

Common stock resinded from Emplyee Stock Grant Plan	$581,490	$—

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 4 - INVENTORY

Inventory consisted of the following as of July 31,

	2010	As Restated 2009

Finished Goods	$587,835	$325,943
Work-in-process	83,441	23,711
Raw materials	228,803	326,128

	900,079	675,782
Less: Inventory reserve	74,000	88,000

Inventory, net	$826,079	$587,782

The Company, on an annual basis, reviews finished goods and raw material inventory on-hand and provides a reserve for obsolete product based on the results of the review.

As of July 31, 2010 and 2009, inventory reserves amounted to $74,000 and $88,000, respectively. For the years ended July 31, 2010 and 2009, inventory written off as obsolete, amounted to $89,565 and $173,712, respectively, and was charged to cost of sales.

NOTE 5 - NOTE RECEIVABLE

The Company entered into an Agreement to Rescind an Asset Purchase Agreement, dated October 22, 2002. This Agreement requires the repayment of $148,640, consisting of principal and interest accrued to July 31, 2004. Payments of $1,607 (principal of $1,239 and interest at 5% of $368) begin December 30, 2004 and were to have continued monthly until the full balance was repaid. During fiscal 2009, the maker of the note stopped making payments and the Company reserved $83,100 at July 31, 2009. During fiscal 2010 the principal made only one payment of $1,610. The Company filed legal action and a Judgment was granted in favor of the Company. Any future collections from the principal will be recorded as income.

NOTE 6 - INCOME TAXES

The income tax expense (benefit) is comprised of the following:

	2010	2009

Current:
Federal	$—	$—
State	(137,331)	(373,939)
Deferred:
Federal	—	—
State	—	—

Total tax benefit	$(137,331)	$(373,939)

The U.S. federal statutory income tax rate is reconciled to the effective rate at July 31, 2010 and 2009, as follows:

	2010	2009

Income tax expense at U.S. federal statutory rate	(34.0%)	(34.0%)
New Jersey state statutory rate	(5.8%)	(5.8%)
Change in valuation allowance	2.3%	12.7%
Loss on derivative financial instruments	30.1%	0.0%
Common stock issue for services	2.9%	0.0%
Amortization of debt discount and deferred financing fees	2.9%	3.8%
Benefits and modification of debt	.9%	0.0%
Induced conversion cost	.2%	9.3%

Effective tax benefit	(0.5%)	(14.0%)

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 6 – INCOME TAXES (continued)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2010 and 2009, the Company entered into agreements to sell up to $5,594,000 and $4,757,000 of its unused tax losses. The Company received net proceeds of $284,703 and $376,819 during the fiscal years ended July 31, 2010 and 2009 respectively, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the Statement of Operations consists of the proceeds received from the sale of the Company’s NJ NOLs offset by the unrecorded tax benefit due to uncertain tax positions of $135,000 in 2010.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses. The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards. The Company has established a valuation allowance at the full value of the deferred tax asset.

At July 31, 2010 and 2009, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $26,890,000 and $25,430,000 respectively, which is available to offset future Federal taxable income through 2030. At July 31, 2010 and 2009, the Company has net operating loss carryforwards forward state income tax purposes of approximately $6,900,000 and $5,302,000 respectively, to offset future state taxable income through 2030.

There was no provision for income taxes for the year ended July 31, 2010 and July 31, 2009. The Company has no open tax years prior to 2005 for the State of New Jersey and 2003 for the Federal Income purposes which are subject to examination.

The components of the net deferred tax assets (liabilities) at July 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax asset
Net operating loss	$9,708,000	$9,080,000
Reserves	63,000	65,000

Total deferred tax assets	9,771,000	9,145,000

Deferred tax liability
Property and equipment (depreciation)	—	—

Net deferred tax asset	9,771,000	9,145,000

Less: Valuation allowance	(9,771,000)	(9,145,000)

Net deferred tax asset	$—	$—

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded a 100% of the deferred tax asset to a valuation allowance as of July 31, 2010 and 2009.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company evaluates these unrecognized tax benefits each reporting period. As of July 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135,000. The unrecognized tax benefit is the result of the Company’s position to deduct the write off of the obsolete inventory for income tax purposes. The Company maintains some of its obsolete inventory for utilization in repairing its products previously sold in accordance with the Company’s warranty program. The Company over the years has discarded obsolete inventory, however the Company did not keep a detailed log of the inventory that was discarded. These inventory items were written down to zero in the Company’s inventory system as they were deemed to have no value and therefore the Company deducted the amounts on its income tax returns.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 6 – INCOME TAXES (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

July 31, 2010
Balance at beginning of year	$—
Additions based on tax positions related to current year	135,000

Balance at end of year	$135,000

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

The Company has recorded accrued interest of $5,000 as of July 31, 2010 which has been included in interest expense in the Statement of Operations.

NOTE 7– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For tax year 2010 and 2009 this maximum allowable deferred contribution was $16,500 ($22,500 for employee over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company made matching contributions to the plan of $0 and $98,893 for the fiscal years ended July 31, 2010 and 2009, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 8 – STOCKHOLDERS’ EQUITY

The Series A Preferred Stock provides 4% cumulative dividends, which were $126,983 ($0.82 per share) and $123,883 ($0.80 per shares) in arrears at July 31, 2010 and 2009, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $204,483 and $201,383 at July 31, 2010 and 2009, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $42,096 ($35.17 per share) and $42,096 ($35.17 per share) in arrears at July 31, 2010 and 2009, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $60,051 and $58,971 at July 31, 2010 and 2009, respectively.

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

During the years ended July 31, 2010 and 2009, $1,037,949 and $913,809 of convertible Debentures, respectively, were converted into 1,328,645 and 636,570 shares of common stock, respectively.

During the years ended July 31, 2010 and 2009, $39,546 and $94,058 of interest expense, respectively, were converted into 50,559 and 51,526 shares of common stock, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

During the years ended July 31, 2010 and 2009, the Company issued 265,000 and 20,500 common shares, respectively, to consultants for services to be provided. The common shares were valued at $508,800 and $28,185 for the years ended July 31, 2010 and 2009, respectively.

During the years ended July 31, 2010 and 2009, the Company issued 735,000 and 0 common shares, respectively, to officers, directors and employees as compensation. The common shares were valued at $1,411,200 and $0 for the years ended July 31, 2010 and 2009.

During the years ended July 31, 2010 and 2009, investors were issued 2,746,192 and 0 common shares, respectively, for the exercise of warrants. The Company received proceeds of $635,070 and $0 from the exercise of these warrants during the years ended July 31, 2010 and 2009, respectively.

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

A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Strike Price	Expiration Date

2/18/2005 Warrants	6,321	$150.00	2/18/10
7/16/2005 Warrants	12,000	$202.70	7/16/10
1/19/2006 Warrants	417	$25.00	1/19/11
3/12/2007 Warrants	84,750	$21.00	3/12/12
11/2/2007 Warrants	33,355	$33.20	11/2/12

Outstanding Balance at August 1, 2008	136,843

Issued	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding Balance at July 31, 2009	136,843

Issued:
Class A Warrants	2,564,102	$1.12	8/3/14
Class C Warrants	2,564,104	$1.12	2/26/15
Selling Agent Warrants	256,410	$1.12	8/3/14
Selling Agent Warrants	256,410	$1.12	2/26/15

Exercised:
Class A Warrants	(1,929,032)	$0.01	8/3/14
Class A Warrants	(635,070)	$1.00	8/3/14
Class C Warrants	—	$—
Selling Agent Warrants	(256,410)	$1.12	8/3/14

Cancelled:
Class A Warrants	—	$—
Class C Warrants	—	$—
Selling Agent Warrants	—	$—
2/18/2005 Warrants	(6,321)	$150.00	2/18/10
7/16/2005 Warrants	(12,000)	$202.70	7/16/10

Outstanding Balance at July 31, 2010	2,939,036

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

As of July 31, 2010, the Company has the following warrants outstanding:

1/19/2006 Warrants	417
3/12/2001 Warrants	84,750
11/2/2007 Warrants	33,355
Class C Warrants	2,564,104
Selling Agent Warrants	256,410

Total	2,939,036

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

The above table excludes our Class B warrants for which 40,000 were issued and 10,000 were exercised during the year ended July 31, 2010. During the fiscal year ended July 31, 2010, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 Debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,416 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants.

All of our outstanding warrants (with the exception of the Class B warrants) contain a cashless exercise provisions whereby, the holder is entitled to receive a number of shares of common stock equal to (x) the excess of the market price of our common stock as of the trading day immediately prior to the exercise date over the total cash exercise price of the portion of the warrant then being exercised, divided by (y) the market price of our common stock as of the trading day immediately prior to the date of exercise.

For further information regarding the Company’s warrants please see Notes 9 and 10.

NOTE 9 – CONVERTIBLE DEBENTURES

March 2007 Debentures
On March 12, 2007, the Company issued an aggregate $2,825,000 convertible Debentures (“March 2007 Debentures”) pursuant to a subscription agreement. The March 2007 Debentures accrue interest at the rate of 6% per annum and mature on March 12, 2009. They are convertible into the Company’s common stock at a conversion price of $2.00 per share. The Company also issued warrants to purchase 1,412,500 shares of the Company’s common stock at an exercise price of $2.88 per share. After deducting fees paid to the selling agent and other professional fees, the Company received net proceeds of $2,487,500. The Company recorded a discount to the March 2007 Debentures in the amount of $2,018,962. This amount consists of a beneficial conversion feature in the amount of $483,623 determined on the intrinsic value between the fair market value of the Company’s stock and the conversion price and $1,535,339 debt discount related to the relative fair value of the warrants.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

March 2007 Debentures (continued)

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

As of July 31, 2010 the remaining balance on the March 2007 Debenture was $0. As of July 31, 2009 the remaining balance on March 2007 Debenture was $34,318, net of an unamortized discount of $3,631.

The following is a roll forward schedule of our March 2007 Debenture:

	Principal Balance	Debt Discount	Net Debt

Balance, July 31, 2008	$951,758	$(126,905)	$824,853
Conversions	(913,809)	—	(913,809)
Amortization of debt discount	—	123,274	123,274

Balance, July 31, 2009	37,949	(3,631)	34,318
August 2009 Conversion	(37,949)	—	(37,949)
Amortization of debt discount	—	3,631	3,631

Balance July 31, 2010	$—	$—	$—

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

August 2009 Debentures (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

August 2009 Debentures (continued)

In connection with the August 2009 Debentures Agreement entered into on August 3, 2009, the Company paid Garden State Securities, Inc., the selling agent, a cash fee of $100,000 and issued warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The Company recorded the cash fee and the fair value of the warrants issued to Garden State Securities, Inc. plus $40,000 fee paid to an attorney totaling $371,025, as deferred financing costs. The deferred financing costs are being amortized over the term of the August 2009 Debenture Agreement. As of July 31, 2010, the remaining balance was $0.

At various times during the year ended July 31, 2010, an aggregate $1,000,000 of the August 2009 Debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of July 31, 2010 the remaining balance of the August 2009 Debentures were $0.

The following is a roll forward schedule of our August 2009 Debenture:

	Principal Balance	Debt Discount	Net Debt

Balance, August 1, 2009	$—	$—	$—
Debt issuance	1,000,000	(1,000,000)	—
Conversions	(1,000,000)	—	(1,000,000)
Amortization of debt discount	—	1,000,000	1,000,000

Balance, July 31, 2010	$—	$—	$—

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

In connection with the exercise of the Class B warrants and pursuant to Selling Agent Agreement the Company paid Garden State Securities, Inc., a cash fee of $100,000 and issued Garden State additional warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on March 3, 2010 to be $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.12, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.27%. The Company recorded the cash fee and the fair value of the warrants totaling $480,256 issued to Garden State as deferred financing costs. The deferred financing costs are being amortized over the term of the February 2010 Debentures. The remaining balance at July 31, 2009 was $382,132.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

February 2010 Debentures (continued)

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

As of July 31, 2010 the remaining balance of the February 2010 Debentures were $279,313 net of an unamortized discount of $720,687.

The following is a roll forward schedule of our February 2010 Debenture:

	Principal Balance	Debt Discount	Net Debt

Balance, August 1, 2009	$—	$—	$—
Debt issuance	1,000,000	(1,000,000)	—
Conversions	—	—	—
Amortization of debt discount	—	279,313	279,313

Balance, July 31, 2010	$1,000,000	$(720,687)	$279,313

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

As a result of the NASDAQ Staff Determination Letters, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and subsequent to the year ended July 31, 2010, the Company received a waiver from note holders on November 29, 2010. See Note 15, Subsequent Events.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 10 – DERIVATIVE LIABILITIES (continued)

Embedded Conversion Feature of August 2009 Debentures (continued)

The August 2009 Debentures contain a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the August 2009 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on August 3, 2009 and September 24, 2009 (commitment dates) to be $1,466,538 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.83, expected volatility of 117.4% over the remaining contractual life of one year and five months and a risk free rate of 2.46%. At various times throughout the fiscal year ended July 31, 2010, the holders of the August 2009 Debentures converted the full amount of the debentures into common shares of the Company’s stock. At each conversion date the Company marked to market the fair value of the derivative and reclassified it to additional paid in capital. The amounts reclassified to additional paid in capital aggregated $1,744,013 and were calculated using the Black-Scholes option pricing. The weighted average assumptions used in computing the fair value are a closing stock price of $1.99, expected volatility of 117.4% over the remaining contractual life of 1 year and a risk free rate of 2.37%. The fair value of the derivative increased by $277,475 which has been recorded in the statement of operations for the year ended July 31, 2010.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 10 – DERIVATIVE LIABILITIES (continued)

Embedded Conversion Feature of August 2009 Debentures (continued)

The February 2010 Debentures contain a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the February 2010 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on February 26, 2010 and March 3, 2010 (commitment dates) to be $1,714,462 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.86, expected volatility of 240% over the remaining contractual life of one year and six months and a risk free rate of 2.28%. On June 18, 2010, the February 2010 Debentures were amended whereby the above anti-dilution provision was eliminated. As a result the embedded conversion feature of the February 2010 Debentures were no longer accounted for as a derivative. The Company calculated the fair value of the embedded conversion feature on June 18, 2010 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair value as of June 18, 2010 are a closing stock price of $1.19, expected volatility of 151.7% over the remaining contractual life of one year and two months and a risk free rate of 0.30%. The fair value of the derivative at June 18, 2010 was $1,032,667 which was reclassified to additional paid in capital. The fair value of the derivative decreased by $681,795 which has been recorded in the statement of operations for the year ended July 31, 2010.

August 2009 Selling Agent Warrants

In connection with the August 2009 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the terms of the August 2009 Selling Agent Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the August 2009 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. On February 3, 2010, the holder of the 2009 Selling Agent Warrants exercised their option to exercise 256,410 warrants. The Company calculated the fair value of the 256,410 exercised warrants on February 3, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of February 3, 2010 are a closing stock price of $2.98, expected volatility of 148.68% over the remaining contractual life of four years and six months and a risk free rate of 2.40%. The fair value of the derivative at February 3, 2010 was $718,230 which was reclassified to additional paid in capital. The fair value of the derivative increased by $487,205 which has been recorded in the statement of operations for the year ended July 31, 2010.

February 2010 Selling Agent Warrants

In connection with the February 2010 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the terms of the February 2010 Selling Agent Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the February 2010 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on February 26, 2010 at $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.98, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.30%. On June 18, 2010, the February 2010 Selling Agent Warrants were amended whereby the above anti-dilution provision was eliminated. As a result the warrants were no longer accounted for as a derivative. The Company calculated the fair value of the 256,410 exercised warrants on June 18, 2010 using the Black-Scholes option pricing model. The assumptions used in computing the fair value as of June 18, 2010 are a closing stock price of $1.12, expected volatility of 143.4% over the remaining contractual life of four years and eight months and a risk free rate of 2.04%. The fair value of the derivative at June 18, 2010 was $271,538 which was reclassified to additional paid in capital. The fair value of the derivative decreased by $108,717 which has been recorded in the statement of operations for the year ended July 31, 2010.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 10 – DERIVATIVE LIABILITIES (continued)

Embedded Conversion Feature of August 2009 Debentures (continued)

Class A Warrants.

In connection with the August 2009 debentures, the Company issued Class A Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class A Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class A Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $2,310,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. At various times during the fiscal year ended July 31, 2010, the holder of the Class A warrants exercised their option to purchase 635,070 shares of common stock. The Company calculated the fair value of the 635,070 exercised warrants to be $918,961 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.84, expected volatility 108% over the remaining contractual life of four years and six months and a risk free rate of 2.47%. The Company reclassified the $918,961 fair value of the 635,070 warrants to additional paid in capital. On December 29, 2009, the exercise price of the remaining 1,929,032 Class A Warrants automatically adjusted to $0.01 pursuant to the warrant agreement The reduction in the exercise price eliminated the derivative feature associated with the remaining 1,929,032 Class A Warrants. The Company calculated the fair value of the 1,929,032 Class A Warrants to be $2,723,600 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.42, expected volatility of 108% over the remaining contractual life of four years and six months and a risk free rate of 2.62%. The fair value of the derivative at December 29, 2009 was $2,723,600 which was reclassified to additional paid in capital. Additionally, during the year ended July 31, 2010, the fair value of the derivative increased by $1,332,305 which has been recorded in the statement of operations for the year ended July 31, 2010.

Class B Warrants.

In connection with the August 2009 debentures, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,408 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105% of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. The financial instruments underlying the Class B Warrants contain provisions whereby we will have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants or conversion price of the 8% convertible notes. Accordingly the Class B Warrants were accounted for as a derivative liability. The Company calculated the fair value of the Class B Warrants on August 3, 2009 at $14,665,698 consisting of a fair value for the underlying Class C Warrants of $10,369,894 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $4,295,804. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.14, expected volatility of 138.26% over the remaining contractual life of five years and a risk free rate of 2.66%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.14, expected volatility 159.87% over the remaining contractual life of one year and six months and a risk free rate of 1.18%. On June 18, 2010, underlying of the securities of the Class B Warrants were amended whereby the above anti-dilution provisions was eliminated. As a result the Class B Warrants were no longer accounted for as a derivative. The Company calculated the fair value of the Class B Warrants on June 18, 2010 at $11,447,328 consisting of a fair value for the underlying Class C Warrants of $8,236,542 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $3,210,786. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.19, expected volatility of 143.39% over the remaining contractual life of five years and a risk free rate of 2.04%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.19, expected volatility of 151.71% over the remaining contractual life of one year and six months and a risk free rate of 0.30%. The fair value of $11,447,328 was reclassified to additional paid in capital. The fair value of the derivative decreased by 3,218,370 which has been recorded in the statement of operations for the year ended July 31, 2010.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 10 – DERIVATIVE LIABILITIES (continued)

Embedded Conversion Feature of August 2009 Debentures (continued)

Class C Warrants

In connection with the February 2010 debentures, the Company issued Class C Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class C Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on February 26, 2010 and March 3, 2010 (commitment dates) at $3,974,618 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair value are a closing stock price of $1.86, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.28%. On June 18, 2010, the Class C Warrants were amended whereby the above anti-dilution provision was eliminated. As a result the warrants were no longer accounted for as a derivative. The Company calculated the fair value of the 2,564,102 Class C warrants on June 18, 2010 using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair value as of June 18, 2010 are a closing stock price of $1.19, expected volatility of 143.4% over the remaining contractual life of four years and eight months and a risk free rate of 2.04%. The fair value of the derivative at June 18, 2010 was $2,713,745 which was reclassified to additional paid in capital. The fair value of the derivative decreased by $1,260,873 which has been recorded in the statement of operations for the year ended July 31, 2010.

The following is a roll forward schedule of the Company’s derivative liability and components of the embedded conversion features:

	Number of Class A Warrants	Number of Class B Warrants	Number of Class C Warrants	Number of Warrants Issued to Selling Agent	Face Value of Convertible Debt	Total Derivative Liability

Balance 8/1/09	—	—	—	—	$—	$—
Granted	2,564,102	40,000	—	256,410	—	(17,206,979)
Debt Issuance	—	—	—	—	1,000,000	(1,466,538)
Debt Conversion	—	—	—	—	(221,256)	328,395
Change in Fair Value of Derivative	—	—	—	—	—	(7,107,807)

Balance 10/31/09	2,564,102	40,000	—	256,410	778,744	(25,452,929)

Reclassification due to Change in Exercise Price To $0.01 for 1,929,032 A Warrants	—	—	—	—	—	2,723,600
Exercised	(635,070)	—	—	—	—	918,961
Debt Conversion	—	—	—	—	(489,344)	926,993
		—	—	—
Change in Fair Value of Derivative	—	—	—	—	—	(9,178,209)

Balance 1/31/10	1,929,032	40,000	—	256,410	289,400	(30,061,583)

Exercise (no impact as these were reduced to $0.01)	(1,929,032)	—	—	—	—	—
Exercise	—	(10,000)	—	(256,410)	—	718,230
Debt Issuance	—	—	—	—	1,000,000	(1,714,462)
Debt Conversion	—	—	—	—	(289,400)	488,625
Granted	—	—	2,564,104	256,410	—	(4,354,874)
Change in Fair Value of Derivative	—	—	—	—	—	13,743,309

Balance 4/30/10	—	30,000	2,564,104	256,410	1,000,000	(21,180,755)

Change in Fair Value of Derivative	—	—	—	—	—	5,715,478
Reclassification to APIC	—	—	—	—	—	15,465,277

Balance 7/31/10	—	30,000	2,564,104	256,410	$1,000,000	$—

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

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

	July 31, 2010*	April 30, 2010	January 31, 2010	October 31, 2009

Expected term (in years)	N/A	3.94	3.86	3.93
Volatility	N/A	143.34%	150.82%	141.71%
Risk-free interest rate	N/A	2.10%	1.88%	1.96%
Dividend yield	N/A	0.00%	0.00%	0.00%

* Inputs are not applicable as there are no derivative liabilities outstanding at July 31, 2010.

NOTE 11 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Year Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

2010	$1,178,673	$509,796	2	43.3%
2009	$1,485,298	$824,097	2	55.5%

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

As of July 31, 2010 and 2009, there had been no shares granted under the 2002 Plan.

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
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 12 – STOCK-BASED COMPENSATION (continued)

Stock Inventive Plans (continued)
Pursuant to the Corporation’s 2009 Stock Incentive Plan, 800,000 common shares of Company stock were issued to current officers, directors employees and consultants. These shares were recorded at a value of $1,536,000 for the fiscal year ended July 31, 2010. The shares are fully vested and non-cancelable when granted, therefore the entire amount of stock grant compensation expense was recognized at the date the shares were authorized by the board of directors to be granted.

Securities Issued for Services

During fiscal year July 31, 2010, the Company issued a total of 265,000 shares of common stock to non-employees for services rendered during the year or to be rendered in future periods. These services were valued at $508,800. Services to be performed beyond fiscal year 2010, will be amortized and expensed to general and administrative expenses. The unamortized amount of prepaid services at July 31, 2010 is $80,000.

During fiscal year July 31, 2009, the Company issued 25,000 shares of common stock to non-employees for services rendered during the year or to be rendered in future periods. These services were valued at $47,685 and expensed during the year ended July 31, 2009.

These services were valued at their fair value of consideration received at the date of the agreement in accordance with ASC 505 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 14 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $53,540 and $51,400 during the years ended July 31, 2010 and 2009, respectively. The Company currently leases its facilities on a month-to-month basis.

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of July 31, 2010 was $417,300 (actual 2010 salary drawn was $259,749 with the difference of $157,551 forgiven by the Chief Executive Officer) and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of July 31, 2010 was $238,200 and he receives annual increases of $12,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

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
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 15 - SUBSEQUENT EVENTS (continued)

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

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS

We have restated our unaudited condensed consolidated financial statements on a quarterly basis for our fiscal yeasr ended July 31, 2010 and 2009. The restatement reflects the adjustments detailed in the restated July 31, 2009 financial statements (see Note 3). Below are the adjustments to the Consolidated Balance Sheet and Consolidated Statement of Operations as previously reported and as restated.

	Previously
Balance sheet at 10/31/2009	Reported	As Restated

Cash	465,744	465,742
Note receivable	14,864	—
Inventory	1,392,106	525,119
Other current assets	328,546	12,116
Current assets	2,851,204	1,652,921
Property and Equipment, net accumulated depreciation	424,764	118,129
Other non-current assets	230,506	—
Deferred financing fees, net of amortization	116,667	258,295
Note receivable, net of current portion	68,239	—
Total other assets	415,412	258,295
Total Assets	3,691,380	2,029,345
Accounts payable	139,506	139,586
Accrued expenses	6,664	67,664
Derivative liability	4,273,886	25,452,930
Current Convertible debenture, net of discount	—	83,840
Total current liabilities	4,420,056	25,744,020
Convertible debenture, net of discount	83,840	—
Total liabilities	4,503,896	25,744,020
Common stock	23,808	31,808
Contributed capital	53,389,291	54,753,542
Accumulated deficit	(54,171,978)	(78,446,388)
Total Equity	(812,516)	(23,714,675)
Total Liabilities and Stockholders’ Equity	3,691,380	2,029,345

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

	Previously
Balance sheet at 1/31/2010	reported	As Restated

Note receivable	14,864	—
Inventory	1,484,351	627,454
Other current assets	328,546	5,000
Current assets	2,979,791	1,784,484

Property and Equipment, net accumulated depreciation	420,765	114,128
Other non-current assets	223,411	—
Deferred financing fees, net of amortization	134,539	187,282
Note receivable, net of current portion	68,239	—
Total other assets	426,189	187,282
Total Assets	3,826,745	2,085,894

Accounts payable	117,875	117,955
Accrued expenses	10,097	71,098
Derivative liability	557,466	30,061,584

Current Convertible debenture, net of discount	—	45,132
Total current liabilities	685,438	30,295,769
Convertible debenture, net of discount	45,132	—
Total liabilities	730,570	30,295,769

Contributed capital	60,705,267	60,573,015
Accumulated deficit	(57,600,143)	(88,774,444)
Total Equity	3,096,175	(28,209,875)
Total Liabilities and Stockholders’ Equity	3,826,745	2,085,894

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

	Previously
Balance sheet at 4/30/2010	Reported	As Restated

Prepaid expenses	435,651	352,318
Inventory	700,000	607,350
Current assets	2,650,075	2,474,092

Property and Equipment, net accumulated depreciation	360,775	111,287
Non-Current Inventory	547,721	—
Deferred financing fees, net of amortization	51,507	467,868
Other non current assets	262,235	—
Note receivable, net of current portion	83,103	—
Total other assets	944,565	467,868
Total Assets	3,955,415	3,053,247
Accrued expenses	47,334	246,334
Derivative liability	20,847,678	21,180,755
Total current liabilities	21,076,694	21,608,771
Convertible debenture, net of discount	355,634	111,367
Total liabilities	21,432,328	21,720,138
Contributed capital	61,471,520	62,058,001
Accumulated deficit	(78,964,475)	(80,740,934)
Total Equity	(17,476,913)	(18,666,891)
Total Liabilities and Stockholders’ Equity	3,955,415	3,053,247

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Condensed Statement of Operations	For the Three Month Period Ended October 31, 2009
	Previously reported	Restated

Total Cost of product revenue	196,884	256,200
Gross Profit (Loss) from Operations	271,213	211,896
General and administrative	1,230,381	2,087,853
Research and development	—	30,848
Selling expenses	59,276	38,803
Total operating expenses	1,289,657	2,157,504
Loss Before Other Income (Expenses)	(1,018,444)	(1,945,608)
Loss on derivative financial instrument	—	24,550,300
Interest expense	(3,088,324)	—
Interest income	860	860
Interest expense	—	6,433
Changes in fair market value of derivatives	(825,487)	—
Induced conversion cost	(31,208)	(31,208)
Amortization of deferred financing fees	(35,411)	(116,461)
Amortization of deferred loan discount	—	(305,097)
Total Other Income (Expense)	(3,979,570)	(25,008,639)
Loss before provision for income taxes	(4,998,014)	(26,954,247)
Provision for income taxes	—	(4,957)
Net loss	(4,998,014)	(26,959,204)
Preferred stock dividends	(1,045)	—
NET LOSS APPLICABLE TO COMMON SHARES	(4,999,059)	(26,959,204)
NET LOSS PER BASIC COMMON SHARE	(2.32)	(12.49)
NET LOSS PER DILUTED COMMON SHARE	—	—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and Diluted	2,158,540	1,963,878

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Period ending January 31, 2010	For the Three Month Period Ended January 31, 2010		For the Six Month Period Ended January 31, 2010
	Previously Reported	As Restated	Previously Reported	As Restated

Total Cost of product revenue	97,107	87,038	293,990	343,237
Gross Profit (Loss) from Operations	14,813	24,882	286,026	236,779
General and administrative	2,196,630	417,547	3,069,966	2,505,400
Research and development	30,915	30,915	51,323	61,763
Selling expenses	76,416	4,005	135,962	42,808
Total operating expenses	2,303,961	452,467	3,257,251	2,609,971
Loss Before Other Income (Expenses)	(2,289,148)	(427,585)	(2,971,225)	(2,373,192)
Loss on derivative financial instrument	—	(9,178,209)	—	(33,728,508)
Interest Expense	(470,531)	(3,672)	(3,558,855)	(10,106)
Interest income	556	556	1,416	1,416
Changes in fair market value of derivatives	(853,134)	—	(1,678,621)	—
Induced conversion cost	(118,993)	(118,993)	(150,201)	(150,201)
Amortization of deferred financing fees	(33,634)	(148,748)	(69,045)	(265,209)
Amortization of deferred loan discount	—	(450,636)	—	(755,733)
Total Other Income (Expense)	(1,475,736)	(9,899,702)	(5,455,306)	(34,908,341)
Loss before provision for income taxes	(3,764,884)	(10,323,287)	(8,426,531)	(37,287,534)
Provision for income taxes	—	(770)	—	(5,727)
Net loss	(3,764,884)	(10,328,057)	(8,426,531)	(37,287,261)
Preferred stock dividends	(1,045)	—	(2,090)	—
NET LOSS APPLICABLE TO COMMON SHARES	(3,765,929)	(10,328,057)	(8,428,621)	(37,287,261)

NET LOSS PER BASIC COMMON SHARE	(0.99)	(4.78)	(2.93)	(12.95)
NET LOSS PER DILUTED COMMON SHARE	—	—	—	—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -	3,798,852	3,091,053	2,879,293	2,527,691

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Period ending April 30, 2010	For the Three Month Period Ended April 30, 2010		For the Nine Month Period Ended April 30, 2010

	Previously Reported	As Restated	Previously Reported	As Restated

Total Cost of product revenue	220,403	278,412	514,394	621,649
Gross Profit (Loss) from Operations	295,494	237,485	581,519	474,264
General and administrative	849,894	812,242	3,434,412	3,317,642
Research and development	—	21,900	—	83,663
Selling expenses	—	6,613	—	49,421
Total operating expenses	849,894	840,755	3,434,412	3,450,726
Loss Before Other Income (Expenses)	(554,400)	(603,270)	(2,852,893)	(2,976,462)
Loss on derivative financial instrument	—	(9,054,229)	(22,415,385)	(24,674,281)
Interest income	1,244	(1,416)	2,661	—
Interest Expense	(4,946,564)	(23,431)	—	(33,537)
Changes in fair market value of derivatives	13,965,643	—	(2,102,682)	—
Other income	—	—	284,703	—
Induced conversion cost	—	—	(150,201)	(150,201)
Amortization of deferred loan discount	(438,666)	(355,634)	(1,263,444)	(1,111,367)
Amortization of deferred financing fees	—	(180,048)	—	(445,257)
Total Other Income (Expense)	8,581,657	8,493,700	(25,644,348)	(26,414,643)
Income (Loss) before provision for income taxes	8,027,257	7,890,430	(28,497,241)	(29,391,104)
Provision for income tax benefit	—	143,080	—	137,354
Net income (loss)	8,027,257	8,033,510	(28,497,241)	(29,253,750)
Preferred stock dividends	1,045	—	(3,135)	—
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	8,026,212	8,033,510	(28,500,376)	(29,253,750)
NET INCOME (LOSS) PER BASIC COMMON SHARE	1.22	1.21	(7.24)	(7.56)
NET INCOME (LOSS) PER DILUTED COMMON SHARE	0.47	0.89	(7.24)	(7.56)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	6,596,113	6,642,147	3,938,957	3,869,034
SHARES OUTSTANDING - ASSUMING DILUTIVE	17,068,624	8,871,307	—	—

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Restatements for 2009 unaudited quarterly condensed balance sheet and condensed statement of operations:

	Previously reported	As Restated

Balance Sheet at October 31, 2008

Note receivable	14,864	—

Inventory	977,148	373,108

Other current assets	578,958	10,429

Current assets	2,877,703	1,710,160

Deferred financing fees, net of amortization	177,018	65,200

Note receivable, net of current portion	75,545	90,410

Total other assets	252,563	155,610

Total Assets	3,235,101	1,970,605

Current Convertible debenture, net of discount	575,573	566,724

Total current liabilities	727,853	719,004

Total liabilities	727,853	719,004

Common stock	34,927	35,104

Contributed capital	50,529,742	51,184,050

Accumulated deficit	(47,379,784)	(49,913,916)

Deferred compensation	(604,110)	—

Total Equity	2,507,248	1,251,601

Total Liabilities and stockholders’ equity	3,235,101	1,970,605

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Balance Sheet at January 31, 2009	Previously Reported	As Restated

Note receivable	14,864	—
Inventory	1,087,055	398,127
Other current assets	551,937	5,000
Current assets	3,055,620	1,804,891
Deferred financing fees, net of amortization	59,006	16,058
Note receivable, net of current portion	73,062	87,926
Total other assets	132,068	103,984
Total Assets	3,292,523	2,013,710
Common Stock	28,823	28,827
Contributed capital	50,039,403	51,280,097
Accumulated deficit	(47,485,855)	(50,005,367)
Total Equity	2,528,734	1,249,920
Total Liabilities and stockholders’ equity	3,292,523	2,013,710

Balance Sheet at April 30, 2009	Previously Reported	As Restated

Prepaid expenses	223,589	28,641
Inventory	1,191,706	415,096
Note receivable	14,864	—
Other current assets	551,937	5,000
Current assets	2,570,858	1,037,499
Deferred financing fees, net of amortization	33,726	—
Note receivable, net of current portion	69,846	84,710
Total other assets	103,572	84,710
Total Assets	2,775,265	1,223,044
Accrued expenses	—	38,000
Total current liabilities	405,483	443,483
Total liabilities	405,483	443,483
Common stock	15,155	15,166
Contributed capital	51,877,016	51,724,554
Accumulated deficit	(48,606,916)	(50,906,522)
Deferred Compensation	(861,836)	—
Total Equity	2,369,782	779,561
Total Liabilities and stockholders’ equity	2,775,265	1,223,044

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Condensed Statement of Operations	For the Three Month Period Ended October 31, 2008
Period ending October 31, 2008	Previously reported	As Restated

Total Cost of product revenue	104,305	248,903

Gross Profit (Loss) from Operations	352,376	207,777

General and administrative	519,144	499,248

Selling expenses	—	19,894

Total operating expenses	519,144	519,142

Loss Before Other Income (Expenses)	(166,768)	(311,365)

Interest expense	(55,134)	(55,134)

Interest income	11,329	11,329

Induced conversion cost	(180,505)	(247,306)

Amortization of deferred loan discount	(50,762)	(50,762)

Amortization of deferred financing fees	(118,012)	(62,908)

Total Other Income (Expense)	(393,084)	(404,781)

Loss before provision for income taxes	(559,852)	(716,146)

Provision for income taxes	—	—

Net loss	(559,852)	(716,146)

NET LOSS APPLICABLE TO COMMON SHARES	(559,852)	(716,146)
NET LOSS PER BASIC COMMON SHARE	(0.18)	(0.23)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,111,189	3,112,536

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Period ending January 31, 2009	For the Three Month Period Ended January 31, 2009		For the Six Month Period Ended January 31, 2009

	Previously Reported	As Restated	Previously Reported	As Restated

Total Cost of product revenue	$130,331	$215,074	$234,363	$463,977

Gross Profit (Loss) from Operations	358,628	273,885	711,277	481,663

General and administrative	614,129	557,101	1,133,547	1,056,350

Research and development	—	27,380	—	27,380

Selling expenses	—	14,714	—	34,608

Total operating expenses	614,129	599,195	1,133,547	1,118,338

Loss Before Other Income (Expenses)	(255,501)	(325,310)	(422,270)	(636,675)

Other income	355,267	—	355,267	—

Induced conversion cost	(25,406)	(31,440)	(205,911)	(278,746)

Amortization of deferred loan discount	(50,762)	(50,762)	(101,524)	(101,524)

Amortization of deferred financing fees	(118,012)	(49,142)	(236,024)	(112,050)

Total Other Income (Expense)	149,430	(143,001)	(243,654)	(547,782)

Loss before provision for income taxes	(106,071)	(468,311)	(665,924)	(1,184,457)

Provision for income taxes	—	376,859	—	376,859

Net loss	(106,071)	(91,452)	(665,924)	(807,598)

Preferred stock dividends	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	(106,071)	(91,452)	(665,924)	(807,598)
NET LOSS PER BASIC COMMON SHARE	(0.03)	(0.03)	(0.21)	(0.26)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,127,079	3,127,079	3,123,736	3,123,736

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

NOTE 16 – RESTATEMENT TO PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL STATEMENTS (continued)

Period ending April 30, 2009	For the Three Month Period		For the Nine Month Period
	Ended April 30, 2009		Ended April 30, 2009
	Previously Reported	As Restated	Previously Reported	As Restated

Total Cost of product revenue	78,159	165,841	312,522	629,818

Gross Profit (Loss) from Operations	215,761	128,079	927,038	609,742

General and administrative	1,152,063	495,223	2,285,610	1,551,572

Research and development	—	326,691	—	354,071

Selling expenses	—	31,783	—	66,392

Total operating expenses	1,152,063	853,698	2,285,610	1,972,035

Loss Before Other Income (Expenses)	(936,302)	(725,619)	(1,358,572)	(1,362,293)

Interest expense	(6,289)	(6,289)	(75,563)	(75,563)

Interest income	76	77	13,888	13,888

Other income	(320)		354,947	—

Induced conversion cost	(142,071)	(142,071)	(347,982)	(420,817)

Amortization of deferred loan discount	(10,875)	(10,875)	(112,399)	(112,399)

Amortization of deferred financing fees	(25,280)	(16,058)	(261,304)	(128,108)

Total Other Income (Expense)	(184,759)	(175,216)	(428,413)	(722,999)

Loss before provision for income taxes	(1,121,061)	(900,834)	(1,786,985)	(2,085,292)

Provision for income tax benefit	—	(320)	—	376,539

Net income (loss)	(1,121,061)	(901,154)	(1,786,985)	(1,708,753)

NET LOSS APPLICABLE TO COMMON SHARES	(1,121,061)	(901,154)	(1,786,985)	(1,708,753)
NET LOSS PER BASIC COMMON SHARE	(1.19)	(0.96)	(2.46)	(2.35)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	939,688	939,688	727,420	727,420