Form 10-Q
period 2010-10-31
CONOLOG CORP
filed 2010-12-20
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2010

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
Yes ☐ No ☐

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

The number of shares of common stock outstanding as of December 17, 2010 was 8,076,841.

i

Part 1 Financial Information
Item – Financial Statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	October 31, 2010	July 31, 2010

ASSETS
Current Assets:
Cash and equivalents	$186,040	$713,005
Accounts receivable, net of allowance	462,593	67,603
Inventory, net of reserve for obsolescence	757,729	826,079
Prepaid expenses	36,562	248,297
Other current assets	5,000	5,000

Total Current Assets	1,447,924	1,859,984

Property and equipment:
Machinery and equipment	1,362,952	1,357,053
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,083,341
Less: accumulated deprecatation	(1,991,284)	(1,987,284)

Net Property and Equipment	97,956	96,057
Other Assets:
Deferred financing fees, net of amortization	302,089	382,132

Total Other Assets	302,089	382,132

TOTAL ASSETS	$1,847,969	$2,338,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$267,836	$150,880
Accrued expenses	257,479	201,000
Convertible debenture, net of discount of $552,741 and $0 at October 31, 2010 and July 31, 2010, respectively	447,259	—

Total Current Liabilities	972,574	351,880

Non-Current Liabilities:
Convertible debenture, net of discount of $0 and $720,687 at October 31, 2010 and July 31, 2010, respectively	—	279,313

Total Liabilities	972,574	631,193

Stockholders’ Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 6,967,881 shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	69,679	69,679
Contributed capital	78,088,878	78,088,878
Accumulated deficit	(77,229,525)	(76,397,940)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity	875,395	1,706,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,847,969	$2,338,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conolog Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended October 31,
	2010	2009 As Restated

OPERATING REVENUES
Product revenue	$526,911	$468,096

Cost of product revenue
Cost of goods sold	269,804	256,200

Total Cost of product revenue	269,804	256,200

Gross Profit	257,107	211,896

Selling, general and administrative expenses
General and administrative	707,582	2,087,853
Research and development	48,257	30,848
Selling expenses	16,784	38,803

Total selling, general and administrative expenses	772,623	2,157,504

Loss from Operations	(515,516)	(1,945,608)

Other Income (Expenses)
Loss on derivative financial instruments	—	(24,550,300)
Interest expense	(56,479)	(6,433)
Interest income	—	860
Induced conversion cost	—	(31,208)
Amortization of financing fees	(80,043)	(116,461)
Amortization of debt discount	(167,946)	(305,097)

Total Other Income (Expense)	(304,468)	(25,008,639)

Loss before provision for income taxes	(819,984)	(26,954,247)
Income tax expense	(11,601)	(4,957)

Net Loss Applicable to Common Shares	$(831,585)	$(26,959,204)

Basic Loss per Common Share	$(0.12)	$(13.73)
Weighted Average Common Shares Outstanding - Basic and Diluted	6,967,881	1,963,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended October 31,

	2010	2009 As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(831,585)	$(26,959,204)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,000	4,002
Amortization of deferred financing fees	80,043	116,461
Common stock issued to officers, directors and employees	—	1,411,200
Common stock issued to pay interest	—	6,433
Amortization of common stock issued for services	80,000	144,735
Induced conversion cost associated with convertible debt and warrants	—	31,208
Amortization of discount of convertible debentures	167,946	305,097
Loss on Derivative Financial Instrument	—	24,550,300
Changes in assets and liabilities
(Increase) Decrease in accounts receivable	(394,990)	12,346
Decrease (Increase) in prepaid expenses	131,735	(5,389)
Decrease in inventories	68,350	62,663
(Increase) in other assets	—	(7,116)
Increase (Decrease) in accounts payable	116,956	(77,869)
(Decrease) increase in accrued expenses	56,479	3,532

Net cash used in operations	(521,066)	(401,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,899)	(21,625)

Net cash used in investing activities	(5,899)	(21,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	—	1,000,000
Proceeds from note receivable	—	1,610
Payments for deferred loan costs	—	(140,000)

Net cash provided by financing activities	—	861,610

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(526,965)	438,384
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	713,005	27,358

CASH AND EQUIVALENTS - END OF PERIOD	$186,040	$465,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$—

Income Taxes	$11,601	$4,957

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$—	$259,206

Common stock issued for services to be provided	$—	$384,000

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

The condensed consolidated balance sheet at October 31, 2010, is derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X and the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended July 31, 2010.

Restatement of Previously Issued Financial Statements
In a Form 8-K dated June 10, 2010, Conolog Corporation concluded that our consolidated financial statements for the period ended October 31, 2009 would be restated and should no longer be relied upon. Please see our Annual Report on Form 10-K for the year ended July 31, 2010 for a summary of the adjustments to our previously issued financial statements for the period ended October 31, 2009. The October 31, 2009 Cash Flow Statement was not restated in our July 31, 2010 Form 10-K. See Note 12 for the previously reported and as restated statements of cash flows.

Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $515,516 and $1,945,608 for the three months ended October 31, 2010 and 2009, respectively, and used cash from operations in the amounts of $521,066 and $401,601 for the three months ended October 31, 2010 and 2009, respectively. At October 31, 2010, the Company had cash and equivalents of $186,040. On June 23, 2010 an event of default occurred on our outstanding convertible debentures (See Notes 5 and 11). Although, the Company received a waiver from the note holders on November 27, 2010 there can be no assurance that we will not suffer further events of default. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company plans to raise additional capital through debt and equity placements and increase revenue through new product development. In the event that the Company cannot generate sufficient cash flow from its operations or raise proceeds from offering debt or equity securities, the Company may be forced to curtail or cease its activities. There can be no assurance that the Company will be successful in achieving its goals.

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

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Equivalents
For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At October 31, 2010 the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts
Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectability of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at October 31, 2010 and July 31, 2010 was $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. One customer accounted for approximately 88% of accounts receivable as of October 31, 2010. Three customers accounted for approximately 48%, 30% and 14% of accounts receivable as of July 31, 2010. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)
Inventory consisted of the following as of October 31, 2010 and July 31, 2010,

	October 31, 2010	July 31, 2010

Finished Goods	$503,532	$587,835
Work-in-process	70,000	83,441
Raw materials	258,197	228,803

	831,729	900,079
Less: Inventory reserve	74,000	74,000

Inventory, net	$757,729	$826,079

The Company reviews finished goods and raw material inventory on hand an provides a reserve for obsolete product based on the results of the review.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and convertible debentures. All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and short term convertible debentures approximates fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Deferred Financing Costs
The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. As of October 31, 2010 and July 31, 2010, $302,089 and $382,132, respectively of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $80,043 and $116,461 for three months ended October 31, 2010 and 2009, respectively.

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

Advertising / Public Relations Costs
Advertising/Public Relations costs are charged to operations when incurred. These expenses were $14,120 and $275 for the three months ended October 31, 2010 and 2009, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Loss Per Share of Common Stock
Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities at October 31, 2010 consist of 2,951,036 common shares from outstanding warrants, 1,666,667 common shares from convertible debt and 155,006 common shares from preferred stock. Potentially dilutive securities at October 31, 2009 consist of 2,957,355 common shares from outstanding warrants, 695,306 common shares from convertible debt and 155,006 common shares from preferred stock.

All amounts have been excluded as they are anti dilutive due to losses generated in both periods.

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

Recently Adopted Accounting Pronouncements
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

Recently Issued Accounting Pronouncements
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

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES
The tax provision for the three months ended October 31, 2010 and 2009 was $11,601 and $4,957 respectively. The Company has no open tax years prior to 2005 for the State of New Jersey and 2003 for the federal income tax purposes which are subject to examination.

At July 31, 2010 and 2009, the Company has net loss carry forwards for federal income tax purpose of $26,890,000 and $25,430,000, respectively, which is available to offset future federal taxable income through 2030. At July 31, 2010 and 2009, the Company has net operating loss carry forwards for state income tax purposes of approximately $6,900,000 and $5,302,000 respectively to offset future state taxable income through 2030.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses. The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded a 100% of the deferred tax asset to a valuation allowance as of October 31, 2010 and July 31, 2010.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company evaluates these unrecognized tax benefits each reporting period. As of October 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135,000. The unrecognized tax benefit is the result of the Company’s position to deduct the write off of the obsolete inventory for income tax purposes. The Company maintains some of its obsolete inventory utilization in repairing its products previously sold in accordance with the Company’s warranty program. The Company, over the years, has discarded obsolete inventory; however, the company did not keep a detailed log of the inventory that was discarded. These inventory items were written down to zero in the Company’s inventory system as they were deemed to have no value and therefore the Company deducted the amounts on its income tax returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

October 31, 2010

Balance at beginning of period	$135,000
Additions based on tax positions related to current year	—

Balance at end of period	$135,000

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

The Company has recorded accrued interest of $8,000 as of October 31, 2010 which has been included in accrued expenses in the Balance Sheet. During the three month period ended October 31, 2010, the Company has included $3,000 of interest expense in the statement of operations.

NOTE 4 – STOCKHOLDERS’ EQUITY

On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that the Company no longer complied with the NASDAQ Listing Rules (the “Listing Rules”) for continued listing on The NASDAQ Stock Market (“NASDAQ”) because the Company had not maintained a minimum of $2,500,000 in stockholders’ equity as required by Listing Rule 5550(b)(1), and because the Company’s Form 10-Q for the period ended April 30, 2010, had not yet been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 8-03 of Regulation S-X, pursuant to Listing Rule 5250(c)(1). Thereafter, on August 2, 2010, the Company received a NASDAQ Staff Determination Letter indicating that the Staff had concluded that the Company had not solicited proxies or held its annual meeting within the timeframe required by Listing Rules 5620(a) and 5620(b) and accordingly, determined to initiate procedures to delist the Company’s securities from The NASDAQ Stock Market. Finally, on August 13, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that, as the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in by NASDAQ Listing Rule 5550(a)(2), and in accordance with Listing Rule 5810(c)(3)(A), the Company had been provided 180 calendar days, or until February 9, 2011, to regain compliance with that requirement.

On September 16, 2010, the Company attended a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to present its plan to evidence compliance with all applicable Listing Rules and to request an extension of time within which to do so. By decisions dated October 19, 2010, November 3, 2010, November 23, 2010 and December 13, 2010, the Panel determined to continue the Company’s listing on NASDAQ, subject to certain conditions. See Note 11, Subsequent Events, for further update.

NOTE 5 – CONVERTIBLE DEBENTURES

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

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES (continued)
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

In connection with the August 2009 Debentures entered into on August 3, 2009, the Company paid Garden State Securities, Inc., the selling agent, a cash fee of $100,000 and issued warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The Company recorded the cash fee and the fair value of the warrants issued to Garden State Securities, Inc. plus $40,000 fee paid to an attorney totaling $371,025 as deferred financing costs. The deferred financing costs are being amortized over the term of the August 2009 Debenture agreement. As of October 31, 2010, the remaining balance was $0.

At various times during the fiscal year ended July 31, 2010, an aggregate $1,000,000 of the August 2009 debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of October 31, 2010 and July 31, 2010 the remaining balance of the August 2009 debentures were $0.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES (continued)
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

In connection with the exercise of the Class B warrants and pursuant to a Selling Agent Agreement the Company paid Garden State Securities, Inc., a cash fee of $100,000 and issued Garden State additional warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on March 3, 2010 to be $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.12, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.27%. The Company recorded the cash fee and the fair value of the warrants totaling $480,256 issued to Garden State as deferred financing costs. The deferred financing costs are being amortized over the term of the February 2010 Debenture agreement. As of October 31, 2010 the remaining balance was $302,089.

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

As a result of the June 18, 2010 amendments the embedded conversion features of the debentures and the warrants were considered indexed to the Company’s stock. Accordingly, the outstanding derivative liabilities were reclassified to additional paid in capital at their fair value on June 18, 2010 with the change in fair value being recorded in the statement of operations.

The February 2010 Debentures cannot be converted to the extent such conversion would cause the debenture holder, together with such holder’s affiliates, to beneficially own in excess of 4.99% of the Company’s outstanding common stock immediately following such conversion. The Company also entered into a Security Agreement pursuant to which it granted the Subscribers a security interest in its assets. The Security Agreement will terminate when the February 2010 Debentures, including outstanding interest due thereon are repaid.

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

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES (continued)
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

•

Failure of the Common Stock to be quoted or listed on The NASDAQ Stock Market; failure to comply with the requirements for continued listing on the Bulletin Board for a period of seven consecutive trading days; or notification from the Bulletin Board or NASDAQ that the Company is not in compliance with the conditions for such continued listing on The NASDAQ Capital Market.

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

As of October 31, 2010 the remaining balance of the February 2010 Debentures were $447,259 which is net of an unamortized discount of $552,741.

The following is a roll forward schedule of our February 2010 Debenture:

	Principal Balance	Debt Discount	Net Debt

Balance, August 1, 2010	$1,000,000	$(720,687)	$279,313
Debt issuance	—	—	—
Conversions	—	—	—
Amortization of debt discount	—	167,946	167,946

Balance, October 31, 2010	$1,000,000	$(552,741)	$447,259

Event of Default
On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter. As a result of the NASDAQ Staff Determination Letters, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and subsequent to the three month period ended October 31, 2010, the Company received a waiver from note holders. See Note 11 – Subsequent Events for an update to the NASD ruling.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS

Embedded Conversion Feature of August 2009 Debentures
The August 2009 Debentures contained a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the August 2009 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on August 3, 2009 and September 24, 2009 (commitment dates) to be $1,466,538 ($1,000,000 of which was recorded as debt discount and $466,538 was recorded as a loss on derivative financial instruments) using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.83, expected volatility of 117.4% over the remaining contractual life of one year and five months and a risk free rate of 2.46%. At various times throughout the three months ended October 31, 2009, the holders of the August 2009 Debentures converted $221,256 of the debentures into common shares of the Company’s stock. At each conversion date the Company marked to market the fair value of the derivative and reclassified it to additional paid in capital. The amounts reclassified to additional paid in capital aggregated $328,395 and were calculated using the Black-Scholes option pricing. The weighted average assumptions used in computing the fair value are a closing stock price of $1.99, expected volatility of 117.4% over the remaining contractual life of 1 year and a risk free rate of 2.37%. The fair value of the derivative decreased by $0 and $101,436 during the three months ended October 31, 2010 and 2009, respectively, which has been recorded in the statements of operations.

August 2009 Selling Agent Warrants
In connection with the August 2009 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the original terms of the August 2009 Selling Agent Warrants we had the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the August 2009 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $0 and $92,820 during the three months ended October 31, 2010 and 2009, respectively, which has been recorded in the statements of operations.

Class A Warrants
In connection with the August 2009 debentures, the Company issued Class A Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class A Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class A Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $2,310,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $0 and $926,923 during the three months ended October 31, 2010 and 2009, respectively, which has been recorded in the statements of operations.

Class B Warrants
In connection with the August 2009 debentures, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,408 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. The financial instruments underlying the Class B Warrants contain provisions whereby we will have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants or conversion price of the 8% convertible notes. Accordingly the Class B Warrants were accounted for as a derivative liability. The Company calculated the fair value of the Class B Warrants on August 3, 2009 at $14,665,698 consisting of a fair value for the underlying Class C Warrants of $10,369,894 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $4,295,804. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.14, expected volatility of 138.26% over the remaining contractual life of

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS (continued)
five years and a risk free rate of 2.66%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.14, expected volatility 159.87% over the remaining contractual life of one year and six months and a risk free rate of 1.18%. The fair value of the derivative increased by $0 and $6,189,500 during the three months ended October 31, 2010 and 2009, respectively, which has been recorded in the statements of operations.

NOTE 7 – STOCK-BASED COMPENSATION

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

As of October 31, 2010 and July 31, 2010, there had been no shares granted under the 2002 Plan.

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

Stock Incentive Plans
Pursuant to the Corporation’s 2009 Stock Incentive Plan, 800,000 common shares of Company stock were issued to current officers, directors, employees and consultants. These shares were recorded at a value of $1,536,000 for the three months ended October 31, 2009. The shares are fully vested and non-cancelable when granted therefore, the entire amount of stock grant compensation expense was recognized at the date the shares were authorized by the board of directors to be granted. During the three months ended October 31, 2010 there was no stock authorized and or issued.

Securities Issued for Services
During the three months ended October 31, 2009, the Company issued a total of 200,000 shares of common stock to non-employees for services rendered during the period or to be rendered in future periods. These services were valued at $384,000. Services to be performed beyond fiscal year 2010, will be amortized and expensed to general and administrative expenses. The unamortized amount of prepaid services at October 31, 2010 is $0. During the three months ended October 31, 2010 there was no stock authorized and or issued.

NOTE 8 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Three Months Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

2010	$526,911	$490,019	2	93.0%
2009	$468,096	$320,221	3	68.4%

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONTINGENCIES
On September 29, 2010 the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) in connection with an investigation of possible securities law violations by the Company that is a non-public, fact finding inquiry, which as noted by the Commission should not be construed as an indication by the Commission or its staff that any violation of the law has occurred or as an adverse reflection upon any person, entity or security. The Company has responded to the subpoena and has not received further correspondence from the Commission with respect to the subpoena as of the date of this filing. At this time it is not possible to predict the outcome of the investigation or its impact on the Company.

NOTE 10 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $13,920 and $11,780 during the three months ended October 31, 2010 and 2009, respectively. The Company currently leases its facilities on a month-to-month basis.

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of October 31, 2010 was $417,300 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the quarter ended October 31, 2010 and 2009, the Company’s CEO forgave $105,000 and $0 of his salary respectively.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of October 31, 2010 was $238,200 and he receives annual increases of $12,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the quarter ended October 31, 2010 and 2009, the Company’s President and Chief Operating Officer forgave $19,208 and $0 of his salary respectively.

NOTE 11 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that the Company no longer complied with the NASDAQ Listing Rules (the “Listing Rules”) for continued listing on The NASDAQ Stock Market (“NASDAQ”) because the Company had not maintained a minimum of $2,500,000 in stockholders’ equity as required by Listing Rule 5550(b)(1), and because the Company’s Form 10-Q for the period ended April 30, 2010, had not yet been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 8-03 of Regulation S-X, pursuant to Listing Rule 5250(c)(1). Thereafter, on August 2, 2010, the Company received a NASDAQ Staff Determination Letter indicating that the Staff had concluded that the Company had not solicited proxies or held its annual meeting within the timeframe required by Listing Rules 5620(a) and 5620(b) and accordingly, determined to initiate procedures to delist the Company’s securities from The NASDAQ Stock Market. Finally, on August 13, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that, as the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in by NASDAQ Listing Rule 5550(a)(2), and in accordance with Listing Rule 5810(c)(3)(A), the Company had been provided 180 calendar days, or until February 9, 2011, to regain compliance with that requirement.

On September 16, 2010, the Company attended a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to present its plan to evidence compliance with all applicable Listing Rules and to request an extension of time within which to do so. By decisions dated October 19, 2010, November 3, 2010, November 23, 2010 and December 13, 2010, the Panel determined to continue the Company’s listing on NASDAQ, subject to certain conditions.

CONOLOG CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (continued)
In particular, the December 13, 2010 Panel decision requires that:

1. On or before January 14, 2011, the Company shall inform the Panel that it has held its annual shareholders’ meeting, and,

2. On or before January 31, 2011, the Company shall disclose on Form 8-K that it has regained compliance with the NASDAQ stockholders’ equity requirement of $2.5 million. The Company shall also, by this date, provide information to the Panel sufficient to demonstrate to the Panel’s satisfaction that the Company can maintain compliance with the equity requirement throughout the coming year.

The December 13, 2010, determination follows the Panel’s initial decision, dated October 19, 2010, the terms of which were reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 22, 2010, as modified by the Panel’s determination, dated November 3, 2010, granting an extension to the Company the terms of which were reported on a Form 8-K filed with the SEC on November 3, 2010, as modified by the Panel’s determination on November 23, 2010, granting an extension to the Company the terms of which were reported on a Form 8-K filed on November 24, 2010.

The extended date of January 31, 2011, represents the full extent of the Panel’s authority to grant an exception and allow continued listing while the Company remains deficient in stockholders’ equity. The Company is working to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so. Should the Company be unable to meet the Panel’s requirements, the Panel will issue a final determination to suspend trading of the Company’s shares on The NASDAQ Stock Market effective on the second business day from the date of the final determination.

As a result of the NASDAQ Staff Determination Letter, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and on November 27, 2010 the Company received a waiver from the note holders. Pursuant to the waiver, the note holders waived any event of default (as defined in the Notes pursuant to Article IV Section 4.8, “Events of Default”) including any increase in the interest rate of the Notes which may have occurred and which may occur from the date of the inception of the agreement until July 31, 2011, as a result of notification from the NASDAQ that the Company is not in compliance with the conditions for such continued listing. The waiver will not be in effect if the Company is delisted from The NASDAQ Stock Market subsequent to November 30, 2010.

On December 1, 2010, the Company reduced the conversion price on its February 2010 debentures from $0.60 to $0.30.

On December 8, 2010, the Company reduced the exercise price of its outstanding Class C Warrants from $0.50 to $0.10.

At various times subsequent to October 31, 2010, $291,809 of convertible debt and $35,769 of accrued interest was converted into 1,108,960 shares of common stock.

NOTE 12 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CASH FLOW STATEMENT

As discussed in Note 1, the Company restated the October 31, 2009 Balance Sheet and Statement of Operations in the July 31, 2010 Form 10-K filing. Below is the previously reported and as restated statement of cash flows for the three months ended October 31, 2009.

Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2009	Previously Reported	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(754,269)	$(26,959,204)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,002	4,002
Amortization of deferred compensation	336,366	—
Amortization of deferred financing fees	31,779	116,461
Common stock issued to officers, directors and employees	—	1,411,200
Common stock issued to pay interest	6,433	6,433
Amortization of common stock issued for services	—	144,735
Induced conversion cost associated with convertible debt and warrants	31,208	31,208
Amortization of discount of convertible debentures	3,631	305,097
Stock issued for services to be provided	384,000	—
Loss on Derivative Financial Instrument	—	24,550,300
Changes in assets and liabilities
Decrease in accounts receivable	12,346	12,346
(Increase) in accounts receivable - other	(7,115)	—
(Increase) in prepaid expenses	(345,467)	(5,389)
(Increase) Decrease in inventories	3,346	62,663
(Increase) in other assets	—	(7,116)
(Decrease) increase in accounts payable	(77,950)	(77,869)
(Decrease) increase in accrued expenses	(19,468)	3,532

Net cash used in operations	(391,158)	(401,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,062)	(21,625)

Net cash used in investing activities	(32,062)	(21,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	1,000,000	1,000,000
Proceeds from note receivable	1,607	1,610
Payments for deferred loan costs	(140,000)	(140,000)

Net cash provided by financing activities	861,607	861,610

NET INCREASE IN CASH AND EQUIVALENTS	438,387	438,384
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	27,358	27,358

CASH AND EQUIVALENTS - END OF PERIOD	$465,745	$465,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$—

Income Taxes	$—	$4,957

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$259,206	$259,206

Common stock issued for services to be provided	$384,000	$384,000

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

Results of Operations (three months ended October 31, 2010 compared to the three months ended October 31, 2009.

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

Description of Expenses

Our expenses include the following: (i) Costs of revenues, which consists primarily of costs to manufacture the products we ship, these costs include raw materials, direct labor, overhead expenses associated with manufacturing and freight shipping costs; (ii) General and administrative (“G&A”) expenses, which consists of compensation and benefits for all non-manufacturing employees, compensation costs also includes stock-based awards to employees and directors. Also included in G&A expenses is professional services for legal, accounting and business consultants, as well as, rent, depreciation and general corporate expenditures.; and (iii) Selling costs, consists mainly commissions and trade shows expenditures; (iv) Research and Development expenses represent the costs of our development efforts related to new products; (v) Other income (expense) consist of interest on cash and cash equivalents, interest expense consist of interest expense on convertible debentures. Other expenses consist of change in fair value of derivatives associated with the convertible debentures, along with amortization of debt discount and deferred financing fees also associated with the convertible debentures.

Results of Operations

Operating Revenues

The majority of the Company’s sales revenue is generated from the sales of the PDR-2000 Teleprotection products. For the three months ended October 31, 2010 product revenues were $526,911 compared to $468,096 for the same three months ended October 31, 2009. This increase of $58,815 or 12.6% for our fiscal first quarter 2011 can mainly be attributed to an increase of approximate $185,300 in sales revenues for the PDR-2000 as customers move to digital systems from analog. The increase in our PDR-2000 sales were offset by declines in military sales of $72,100 and telemetry equipment sales of $46,300 which were expected to decline in the coming years.

Sales changes by product type for the three months period ended October 31, 2010 and 2009.

Products sold	2010	% to total	2009	% to total	$ change	% chg

PDR-2000 digital teleprotection	$457,700	87%	$272,400	58%	$185,300	68.0%

PTR-1500 analog teleprotection	—	0%	19,000	4%	(19,000)	-100.0%

Telemetry equipment	28,400	5%	74,700	16%	(46,300)	-62.0%

Military Sales	26,900	5%	99,000	21%	(72,100)	-72.8%

Spare parts	11,000	2%	3,400	1%	7,600	223.5%

Freights	4,700	1%	996	0%	3,704	371.9%

Discounts	(1,789)	-0%	(1,400)	-0%	(389)	27.8%

Net Sales Revenues	$526,911	100%	$468,096	100%	$58,815	12.6%

Cost of Product Revenue
Cost of product revenue consist primary of costs to manufacture the products systems that were shipped. These costs include raw materials, direct labor and overhead expenses associated with production and freight costs

The cost of goods sold for the three months ended October 31, 2010, amounted to $269,804 as compared to $256,200 for the same three month period ended October 3, 2009. This $13,604 or 5.3% increase in cost of goods sold can be attributed to (a) normal volume increase as a result of the 12.6% sales volume increase, mainly from the PRD-2000, the volume increase in cost of goods sold were offset by approximately 7.3% due to efficient savings in the production of the PDR-2000 and product mix change versus prior year, mainly attributed to lower sales in military items.

Gross profit
Gross profit for the three month period ended October 31, 2010 was $257,107 or 48.8% of revenues versus $211,896 or 45.3% of revenues for the three month ended October 31, 2009. The increase in gross profit was mainly due to a 68% increase in sales volume for the PDR-2000 for the three months ended October 31, 2010 over the same three month period in 2009. The increase in sales for the PDR-2000 can be attributed to an increase in unit sales and higher unit sales pricing which generated an approximately 5% higher gross profit margin as compared to our fiscal first quarter 2009. Product mix caused a slight decline of approximately 1.5% for a net increase in gross profit margin of 3.5%.

Operating Expenses

General and Administrative: For the three months period ended October 30, 2010, general and administrative expenses decreased $1,380,271 to $707,582 from $2,087,853 for the three months period ended October 31, 2009. This decrease of approximately 66% can be attributed to the following: (a) Compensation expense, which is comprised of salaries, health insurance, and payroll taxes decreased approximately $1,553,400 for the three months ended October 31, 2010, to an amount of approximately $138,200 versus approximately $1,691,600 for same prior year three month period. The decrease in compensation expense was primarily due to the issuance of stock to employees which created a noncash expense of $1,411,200 during the three months ended October 31, 2009 compared to $0 during the three months ended October 31, 2010. Also during the three months ended October 31, 2010 salaries and benefits declined approximately $81,200 compared to the three months ended October 31, 2009 due to the reductions of salaries from senior management, (b) Professional fees increased approximately $101,900 over the prior year three months period mainly due to legal fees and accounting fee associated with the restatement of prior filed financial statements. (c) Stock expenses associated with raising capital decline approximately $40,000 versus the prior three months period and travel and entertainment for first quarter fiscal year 2011decreased approximately $10,000 as the Company made an effort to reduce costs.

Research and Development: For the three month period ended October 31, 2010 research and development cost were $48,257 an increase of $17,409 versus the prior year total of $30,848. This increase in our research and development costs can mainly be attributed to on-going research in new products, and enhancing the current glow worm project.

Selling Expenses: For the three month period ended October 31, 2010 selling expenses were $16,784, a decline of $22,019 or 57%. This decline is mainly due to reduced costs for trade shows and reduced fees paid on commission.

Total Other Income and Expenses
For the three month period ended October 31, 2010, other income and expense was an expense of $304,468, a decrease of $24,704,171 versus the three months ended October 31, 2009 expense amount of $25,008,639. This decrease in other income and expense is primary the result of the loss on derivative financial instrument associated with a subscription agreement entered into in fiscal year 2010. The Company recorded a loss on derivative financial instruments of $24,550,300 for the three months ended October 31, 2009 as compared to $0 for the three months ended October 31, 2010. Amortization expenses associated with debt discount and deferred financing fees for the three month period ended October 31, 2010 and 2009 was $247,989 and $421,558 respectfully and declined $173,569 for the three months ended October 31, 2010 versus the prior year three month period.

Net Income (Loss) Applicable to Common Shares
The Company recorded a net loss of $831,585 for the three month period ended October 31, 2010, as compared to a net loss of $26,959,204 for three month period ended October 31, 2009. The decrease in net loss of $26,127,619 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in a net loss on the derivative financial instrument of $24,550,300 for the three month period ended October 31, 2009. An increase in gross profit margin of approximately $45,200 also contributed to a decrease in net loss, as well as, reduction in operating expenses of approximately $1,396,846 mainly a result of noncash stock compensation of $1,411,200 in first quarter fiscal year 2010. As a result of the foregoing, the Company reported net loss applicable to common shares for the three months ended October 31, 2010 of ($0.12) basic and diluted loss per share compared to a net loss per common share of ($13.73) basic and diluted loss per share, for the three months ended October 31, 2009.

Status of Certain Press Releases Issued:
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

On February 17, 2010, the Company issued a press release announcing that it had received releases for its PDR 2000 systems valued at $638,000. One of our customers placed one purchase order with the Company for two separate deliveries of the PDR systems totaling $638,000 in revenue. The first shipment was for immediate delivery which commenced February 25, 2010 and completed April 8, 2010. The balance of the shipment is expected to occur in March of 2011. The original estimate from the customer for this order was for $936,000 (which was part of the $1,900,000 advance order – as discussed above). The difference between the original estimate of $936,000 and the final order shipped of $638,000 was due to less expensive options and 33 fewer units ordered than originally estimated.

LIQUIDITY AND FINANCIAL CONDITION

We have had recurring losses from operations of $515,516 and $1,945,608 for the three months ended October 31, 2010 and 2009, respectively and used cash from operations in the amounts of $521,066 and $401,601 for the three months period ended October 31, 2010 and 2009, respectively. At October 31, 2010, the Company had cash and equivalents of $186,040. On August 13, 2010, an event of default occurred on our outstanding convertible debentures. Although, the Company received a waiver from the note holders there can be no assurance that we will not suffer further events of default and that if we do a waiver will be obtained from our note holders.

At October 31, 2010, the Company had total current assets of $1,447,924 and total current liabilities of $972,574, resulting in working capital of $475,350 compared to working capital of $1,508,104 at year ended July 31, 2010. The Company’s current assets consists of $186,040 in cash and cash equivalent, $462,593 in accounts receivable, $757,729 in inventory and $36,562 in prepaid expenses. Accounts receivable increased from $67,603 at July 31, 2010 to $462,593 at October 31, 2010. This increase in our accounts receivable is the result of significant sales ($526,911) in the three months period ended October 31, 2010.

LIQUIDITY AND FINANCIAL CONDITION (continued)

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

At various times subsequent to October 31, 2010, $291,809 of convertible debt and $35,769 of accrued interest was converted into 1,108,960 shares of common stock.

OPERATING ACTIVITIES

Net cash used in operating activities was $521,066 for the three months period ended October 31, 2010, as compared to net cash used in operating activities in the amount of $401,601 for the three months period ended October 31, 2009, an increase of $119,465, this increase in use of cash can be attributed to: (1) lower cash collections in our fiscal first quarter 2011 as compared to our first quarter 2010, due to the growth of accounts receivable as a result lower sales in our fiscal fourth quarter 2010. (2) Offsetting the lower cash collection was an increase in accounts payable resulting in approximately $195,000 less cash to pay billings versus the prior year first quarter. (3) The Company also decreased prepaid expenses versus prior year resulting lower cash spending of approximately $137,000. (4) The remaining balance was a result of lower cash operating expenses versus the prior year three month period.

INVESTING ACTIVITIES

Net cash used in investing activities for the three months period ended October 31, 2010 was $5,889 for the purchase of manufacturing equipment. For the three months period ended October 31, 2009 net cash used investing activities was $21,625 also for the purchase of equipment.

FINANCING ACTIVITIES

The Company received no funds from financing activities for the three months period ended October 31, 2010, as compared to net cash provided from financing activities of $861,610 provided in same three months period ended October 31, 2009.

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

FINANCING ACTIVITIES (continued)

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

As a result, of the June 18, 2010 amendments the embedded conversion features of the debentures and the warrants were considered indexed to the Company’s stock. Accordingly, the outstanding derivative liabilities were reclassified to additional paid in capital at their fair value on June 18, 2010 with the change in fair value being recorded in the statement of operation.

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

On December 1, 2010, the Company reduced the conversion price on its February 2010 debentures from $0.60 to $0.30.

On December 8, 2010, the Company reduced the exercise price of its outstanding Class C Warrants from $0.50 to $0.10.

At various times subsequent to October 31, 2010, $291,809 of convertible debt and $35,769 of accrued interest was converted into 1,108,960 shares of common stock.

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

INVENTORY VALUATIONS, COMPONENTS AND AGING (continued)

The Company maintains a significant amount of raw material component parts and some of this raw material inventory is not expected to be realized within a twelve month operating cycle from the balance sheet date. For any raw material part which has not been purchased within the last twelve months from the balance sheet date, it is evaluated as part of the slow moving inventory and is part of our reserve review. The Company estimated a usage rate for its raw material component parts for what it expects to use over a 36 month period. Any excess inventory based on this projected usage rate is written off as excess and obsolete. The Company then reserves 100% of the estimated usage that is over 12 months and less than 36 months. Certain raw material parts which have been written down to a zero value, may still be maintained in inventory to satisfy possible requirements under the warranty programs but are valued at zero. Ongoing, the Company evaluates the inventory parts based on their age and usage over a 36 month period to determine inventory and obsolescence and reserve adjustments.

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

INCOME TAXES

The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements or adjustments to deferred tax assets and related valuation allowance. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely

DERIVATIVE LIABILITY

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and short term convertible Debentures approximates fair value because of the short maturity of these instruments. The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the “Material Weakness in Internal Control over Financial Reporting” below), our chief executive officer and chief financial officer concluded our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ITEM 4.	CONTROLS AND PROCEDURES (continued)

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as October 31, 2010, because of the material weaknesses in internal control over financial reporting as discussed below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings – None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: Subsequent to the quarter ended October 31, 2010, Note Holders exercised conversion rights to convert $291,809 of principal and $35,769 of interest to 1,108,960 unregistered shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) an/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities – Defaults upon Senior Securities – On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that the Company no longer complied with the NASDAQ Listing Rules (the “Listing Rules”) for continued listing on The NASDAQ Stock Market (“NASDAQ”) because the Company had not maintained a minimum of $2,500,000 in stockholders’ equity as required by Listing Rule 5550(b)(1), and because the Company’s Form 10-Q for the period ended April 30, 2010, had not yet been reviewed in accordance with Statement of Auditing Standards No. 100, as required by Rule 8-03 of Regulation S-X, pursuant to Listing Rule 5250(c)(1). Thereafter, on June 23, 2010, the Company received a NASDAQ Staff Determination Letter indicating that the Staff had concluded that the Company had not solicited proxies or held its annual meeting within the timeframe required by Listing Rules 5620(a) and 5620(b) and accordingly, determined to initiate procedures to delist the Company’s securities from NASDAQ. Finally, on August 13, 2010, the Company received a NASDAQ Staff Deficiency Letter stating that, as the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement set forth in by NASDAQ Listing Rule 5550(a)(2), and in accordance with Listing Rule 5810(c)(3)(A), the Company had been provided 180 calendar days, or until February 9, 2011, to regain compliance with that requirement.

On September 16, 2010, the Company attended a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to present its plan to evidence compliance with all applicable Listing Rules and to request an extension of time within which to do so. By decisions dated October 19, 2010, November 3, 2010, November 23, 2010 and December 13, 2010, the Panel determined to continue the Company’s listing on NASDAQ, subject to certain conditions.
In particular, the December 13, 2010 Panel decision requires that:

1. On or before January 14, 2011, the Company shall inform the Panel that it has held its annual shareholders’ meeting, and,

2. On or before January 31, 2011, the Company shall disclose on Form 8-K that it has regained compliance with the NASDAQ stockholders’ equity requirement of $2.5 million. The Company shall also, by this date, provide information to the Panel sufficient to demonstrate to the Panel’s satisfaction that the Company can maintain compliance with the equity requirement throughout the coming year.

The December 13, 2010, determination follows the Panel’s initial decision, dated October 19, 2010, the terms of which were reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 22, 2010, as modified by the Panel’s determination, dated November 3, 2010, granting an extension to the Company the terms of which were reported on a Form 8-K filed with the SEC on November 3, 2010, as modified by the Panel’s determination on November 23, 2010, granting an extension to the Company the terms of which were reported on a Form 8-K filed on November 24, 2010.

The extended date of January 31, 2011, represents the full extent of the Panel’s authority to grant an exception and allow continued listing while the Company remains deficient in stockholders’ equity. The Company is working to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so. Should the Company be unable to meet the Panel’s requirements, the Panel will issue a final determination to suspend trading of the Company’s shares on The NASDAQ Stock Market effective on the second business day from the date of the final determination.

As a result of the NASDAQ Staff Determination Letter, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and on November 27, 2010 the Company received a waiver from the note holders. Pursuant to the waiver, the note holders waived any event of default (as defined in the Notes pursuant to Article IV Section 4.8, “Events of Default”) including any increase in the interest rate of the Notes which may have occurred and which may occur from the date of the inception of the agreement until July 31, 2011, as a result of notification from the NASDAQ that the Company is not in compliance with the conditions for such continued listing. The waiver will not be in effect if the Company is delisted from The NASDAQ Stock Market subsequent to November 30, 2010.

Item 4. Removed and Reserved

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

CONOLOG CORPORATION

Date: December 20, 2010	By /s/ Robert S. Benou

Robert S. Benou
Chairman, Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer and Treasurer,
(Chief Accounting Officer)