Form 10-Q
period 2011-01-31
CONOLOG CORP
filed 2011-03-22
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [_] No [X]

The number of shares of common stock outstanding as of March 18, 2011 was 12,455,380.

Part 1 Financial Information
Item – Financial Statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS	January 31,	July 31,
	2011	2010
Current Assets:
Cash and equivalents	$14,585	$713,005
Accounts receivable, net of allowance	179,527	67,603
Inventory, net of reserve for obsolescence	803,554	826,079
Prepaid expenses	19,000	248,297
Other current assets	4,317	5,000

Total Current Assets	1,020,983	1,859,984

Property and equipment:
Machinery and equipment	1,362,952	1,357,053
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,083,341
Less: accumulated depreciation	(1,997,784)	(1,987,284)

Net Property and Equipment	91,455	96,057
Other Assets:
Deferred financing fees, net of amortization	-	382,132

Total Other Assets	-	382,132

TOTAL ASSETS	$1,112,439	$2,338,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$283,710	$150,880
Accrued expenses	562,517	201,000
Loans from Officers	15,000	-
Convertible debenture, net of discount of $552,741	-	-

Total Current Liabilities	861,227	351,880

Non-Current Liabilities:
Convertible debenture, net of discount of $720,687	-	279,313

Total Liabilities	861,227	631,193

Stockholders' Equity:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized
155,000 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized;
1,197 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 12,030,591 shares issued and outstanding
at January 31, 2011 and 6,967,881 shares issued and outstanding July 31, 2010, respectively	120,306	69,679
Contributed capital	79,851,188	78,088,878
Accumulated deficit	(79,666,645)	(76,397,940)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity	251,212	1,706,980

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,112,439	$2,338,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Conolog Corporation and Subsidiaries Condensed Consolidated Statements of Operations (Unauditied )

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
		2010		2010
	2011	As Restated	2011	As Restated

OPERATING REVENUES
Product revenue	$150,831	$111,920	$677,742	$580,016

Cost of product revenue
Cost of goods sold	138,934	87,038	408,738	343,237

Total Cost of product revenue	138,934	87,038	408,738	343,237

Gross Profit	11,897	24,882	269,004	236,779

Selling, general and administrative expenses
General and administrative	844,769	417,547	1,552,351	2,505,400
Research and development	14,016	30,915	62,273	61,763
Selling expenses	17,274	4,005	34,058	42,808

Total selling, general and administrative expenses	876,059	452,467	1,648,682	2,609,971

Loss from Operations	(864,162)	(427,585)	(1,379,678)	(2,373,192)

OTHER INCOME (EXPENSES )
Loss on derivative financial instruments	-	(9,178,209)	-	(33,728,508)
Interest expense	(68,790)	(3,672)	(125,269)	(10,106)
Interest income	251	556	251	1,416
Change in fair market value of derivatives	-	-	-	-
Induced conversion cost	(649,147)	(118,993)	(649,147)	(150,201)
Amortization of financing fees	(302,089)	(148,748)	(382,132)	(265,209)
Amortization of debt discount	(552,741)	(450,636)	(720,687)	(755,733)

Total Other Income (Expense)	(1,572,516)	(9,899,702)	(1,876,984)	(34,908,341)

Loss before provision for income taxes	(2,436,678)	(10,327,287)	(3,256,662)	(37,281,533)
Income tax benefit (expense)	(442)	(770)	(12,043)	(5,727)

Net Loss	(2,437,120)	(10,328,057)	(3,268,705)	(37,287,260)
	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,437,120)	$(10,328,057)	$(3,268,705)	$(37,287,260)

NET LOSS PER BASIC COMMON SHARE	$(0.28)	$(3.34)	$(0.42)	$(14.75)

WEIGHTED AVERAGE NUMBER OF COMMON	8,663,907	3,091,053	7,815,894	2,527,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended January 31,

		2010 As
	2011	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,268,705)	$(37,287,260)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,500	8,000
Amortization of deferred financing fees	382,132	249,988
Common stock issued to officers, directors and employees	-	1,411,200
Common stock issued to pay interest	-	26,327
Amortization of common stock issued for services	80,000	144,745
Induced conversion cost associated with convertible debt	649,147	150,201
Amortization of discount of convertible debentures	720,687	755,733
Loss on Derivative Financial Instrument	-	33,728,508
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(111,924)	182,720
Decrease in prepaid expenses	149,298	(192,481)
Decrease (increase) in inventories	22,525	(39,672)
Decrease in other assets	683	-
(Decrease) increase in accounts payable	265,830	(99,500)
Increase in accrued expenses	292,306	6,965

Net cash used in operations	(807,521)	(954,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,899)	(21,622)

Net cash used in investing activities	(5,899)	(21,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	-	1,000,000
Proceeds from issuance of Common Stock	100,000	-
Proceeds from officers loan	15,000	-
Proceeds from exercise of warrants	-	635,070
Proceeds from note receivable	-	1,610
Payments for deferred loan costs	-	(140,000)

Net cash provided by financing activities	115,000	1,496,680

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(698,420)	520,532
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	713,005	27,358

CASH AND EQUIVALENTS - END OF PERIOD	$14,585	$547,890

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

The condensed consolidated balance sheet at January 31, 2011, is derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X and the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended July 31, 2010.

Restatement of Previously Issued Financial Statements

In a Form 8-K dated June 10, 2010, Conolog Corporation concluded that our consolidated financial statements for the period ended January 31, 2010 would be restated and should no longer be relied upon. Please see our Annual Report on Form 10-K for the year ended July 31, 2010 for a summary of the adjustments to our previously issued financial statements for the period ended January 31, 2010. The January 31, 2010 Cash Flow Statement was not restated in our July 31, 2010 filing. See Note 12 for the previously reported and as restated statements of cash flows.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $1,379,678 and $2,373,192 for the six months ended January 31, 2011 and 2010, respectively, and used cash from operations in the amounts of $807,521 and $954,526 for the six months ended January 31, 2011 and 2010, respectively. At January 31, 2011, the Company had cash and equivalents of $14,585. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

In order to sustain its operations, the Company needs to raise additional capital through debt and equity placements and increase revenue through new product development. In the event that the Company cannot generate sufficient cash flow from its operations or raise proceeds from offering debt or equity securities, the Company may be forced to curtail or cease its activities. The Company does not have any agreements to raise additional capital and there can be no assurance that the Company will be successful in achieving its goals.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At January 31, 2011 the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at January 31, 2011 and July 31, 2010 was $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. One customer accounted for approximately 92% of accounts receivable as of January 31, 2011. Three customers accounted for approximately 48%, 30% and 14% of accounts receivable as of July 31, 2010. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

Inventory consisted of the following as of January 31, 2011 and July 31, 2010,

	January 31, 2011	July 31, 2010
Finished Goods	$543,593	$587,835
Work-in-process	80,000	83,441
Raw materials	253,961	228,803

	877,554	900,079
Less: Inventory reserve	74,000	74,000

Inventory, net	$803,554	$826,079

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

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

Level 1 – Level 2 –

Quoted prices in active markets for identical assets or liabilities.

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. As of January 31, 2011 and July 31, 2010, $0 and $382,132, respectively of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $382,132 and $249,988 for six months ended January 31, 2011 and 2010, respectively.

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

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $23,850 and $1,500 for the six months ended January 31, 2011 and 2010, respectively.

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

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. The Company did not have any dilutive securities for the six month periods ended January 31, 2011 and 2010. Potentially dilutive securities at January 31, 2011 consist of 1,582,837 common shares from outstanding warrants and 155,006 common shares from preferred stock.

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

Future Impact of Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s results of operations or financial condition.

Future Impact of Recently Issued Accounting Standards (continued)

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

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

NOTE 3 - INCOME TAXES

The tax provision for the six months ended January 31, 2011 and 2010 was $12,043 and $5,727, respectively. The Company has no open tax years prior to 2005 for the State of New Jersey and 2003 for the federal income tax purposes which are subject to examination.

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

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded a 100% of the deferred tax asset to a valuation allowance as of January 31, 2011 and July 31, 2010.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company evaluates these unrecognized tax benefits each reporting period. As of January 31, 2011, the total amount of unrecognized tax benefits that, if recognized,

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES (Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

January 31, 2011

Balance at beginning of period	$135,000
Additions based on tax positions related to current year	-

Balance at end of period	$135,000

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

The Company has recorded accrued interest of $11,000 as of January 31, 2011 which has been included in accrued expenses in the Balance Sheet. During the six month period ended January 31, 2011, the Company has included $6,000 of interest expense in the statement of operations.

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 6, 2011, Conolog Corporation (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Robert Benou, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, pursuant to which the Company sold to Robert Benou a total of 277,777 shares of its Common Stock at a price per share of $0.36 (which is the average of the closing bid prices for the Company’s Common Stock for the last thirty days (rounded to the whole penny) that such Common Stock traded) for an aggregate purchase price of $99,999.72.

On January 14, 2011, at the a Special Meeting of Shareholders of Conolog Corporation (the “Company”), the Company’s shareholders approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the company’s common stock, par value $.001 per share, at a ratio not less than two-for-one and not greater than five-for-one, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of the Company’s shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Delaware Secretary of State no later than August 1, 2011.

At various times during the six month period ended January 31, 2011, $1,000,000 of convertible debt and $63,790 of accrued interest was converted into 3,562,999 shares of common stock.

At various times during the six month period ended January 31, 2011, an aggregate 1,355,782 Class C Warrants were converted in cashless exercises into 1,221,934 shares of common stock.

On January 31, 2011, the Company received notice from the Listing Qualifications Staff of the NASDAQ Stock Market (“NASDAQ”) indicating that the Company had failed to regain compliance with NASDAQ Listing Rule 5550(b), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity (the “Rule”), and that, accordingly, its common stock will be delisted from The NASDAQ Capital Market and that trading of its common stock will be suspended, effective with the open of business on February 2, 2011. The Company securities have traded on the OTCQB under the symbol “CNLG” since the suspension of trading on NASDAQ. The Company intends to continue to file periodic reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

A summary of the Company’s warrant activity is as follows:

Outstanding Warrants as of 7/31/2010:

	Number of Warrants	Strike Price	Expiration Date
1/19/06 Warrants	417	$25.00	1/19/11
3/12/07 Warrants	84,750	$21.00	3/12/12
11/2/07 Warrants	33,355	$33.20	11/2/12
Selling Agent Warrants	256,410	$0.10	2/26/15
Class C Warrants	2,564,104	$0.10	2/26/15
Total	2,939,036

Issued	-	-	-
Cancelled:
1/19/06 Warrants		$25.00	1/19/11
	(417)
Exercised:
Class C Warrants	(1,355,782)	$0.10	2/26/15

Outstanding Balance at January 31, 2011	1,582,837

NOTE 5 – CONVERTIBLE DEBENTURES

August 2009 Debentures

On August 3, 2009, the Company entered into a Subscription Agreement pursuant to which it sold a $500,000 convertible debenture on August 3, 2009, and a $500,000 debenture on September 24, 2009, (collectively, the “August 2009 Debentures”). The initial interest rate of the August 2009 debentures is 4% per annum and upon the shareholder Approval the interest rate will be 8% per annum. The August 2009 Debentures have maturity dates of 15 months from their closing dates. Interest shall accrue from the closing date and shall be payable quarterly, in arrears, commencing six months after the closing date. The August 2009 Debentures are convertible into shares of the Company’s common stock at a conversion price of $0.78 per share. Commencing six months after the closing date, the Conversion Price shall be adjusted to the lesser of the $0.78 or 75% of the lowest three closing bid prices for the Company’s common stock for the ten days prior to when the August 2009 Debentures are converted. Additionally, the conversion price of the debenture is adjustable upon the occurrence of certain events. Accordingly, the conversion feature of the debenture was accounted for as a discount to the August 2009 debentures in the amount of $1,000,000 at their commitment dates.

In connection with the August 2009 Debentures, the Company issued Class A and Class B warrants. The Class A warrants provide the holder with the option to purchase 2,564,102 shares of the Company’s common stock at an exercise price $1.12 per share. The Class A warrants are exercisable for a period beginning on August 3, 2009 and terminate on August 3, 2014. Additionally, the 40,000 Class B Warrants issued entitles the holder until July 3, 2012, to purchase up to $4,000,000 of principal amount of the Company’s 8% notes on the same terms as the August 2009 Debentures. Upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date. The Class C warrants entitle the warrant holder to purchase 10,256,416 shares of the Company’s Common Stock with an exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. For each $100,000 principal of notes purchased pursuant to the Class B Warrants, the holder will surrender 1,000 Class B Warrants. The Class A and Class B Warrants were accounted for as derivative liabilities resulting in a charge to derivative liability with a corresponding charge to the statement of operations at the commitment date of the August 2009 Debenture in the amount of $16,975,954.

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

In connection with the August 2009 Debentures entered into on August 3, 2009, the Company paid Garden State Securities, Inc., the selling agent, a cash fee of $100,000 and issued warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The Company recorded the cash fee and the fair value of the warrants issued to Garden State Securities, Inc. plus $40,000 fee paid to an attorney totaling $371,025 as deferred financing costs. The deferred financing costs are being amortized over the term of the August 2009 Debenture agreement. As of January 31, 2011, the remaining balance was $0.

At various times during the fiscal year ended July 31, 2010, an aggregate $1,000,000 of the August 2009 debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of January 31, 2011 and July 31, 2010 the remaining balance of the August 2009 debentures were $0.

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

In connection with the exercise of the Class B warrants and pursuant to a Selling Agent Agreement the Company paid Garden State Securities, Inc., a cash fee of $100,000 and issued Garden State additional warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on March 3, 2010 to be $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.12, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.27%. The Company recorded the cash fee and the fair value of the warrants totaling $480,256 issued to Garden State as deferred financing costs. The deferred financing costs are being amortized over the term of the February 2010 Debenture agreement. As of January 31, 2011 the remaining balance was $0.

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

On June 18, 2010, the Company entered into an amendment with the holders of its outstanding convertible debentures and warrants. Pursuant to the amendments, the parties agreed to the following: (i) remove the above provision which allowed for an adjustment to the conversion price of the debentures or exercise price of the debentures, (ii) the conversion feature of the February 2010 debentures were adjusted to a fixed conversion price $0.60, (iii) all future Class C Common Stock Purchase Warrants issued upon exercise of the Class B Common warrants shall have an exercise price of $0.50 per share, (iv) the exercise price of the outstanding Class C warrants shall be adjusted to $0.50 per share, (v) the exercise price of the outstanding selling agent warrants shall be adjusted to $0.60 per share.

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

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

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

On December 1, 2010, the Company reduced the conversion price on its February 2010 debentures from $0.60 to $0.30. As a result of the reduction in the conversion price, an aggregate $1,000,000 of the February 2010 Debentures and $63,790 of accrued interest were converted in shares of common stock. The Company recognized an induced conversion cost of $649,147 related to these conversions.

As of January 31, 2011 the remaining balance of the February 2010 Debentures were $0.

Event of Default

On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter. As a result of the NASDAQ Staff Deficiency Letters, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and in December 2010 the Company received a waiver from note holders.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS

For the six months period ended January 31, 2010, there was no activity for derivative financial instruments

Embedded Conversion Feature of August 2009 Debentures

The August 2009 Debentures contained a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the August 2009 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on August 3, 2009 and September 24, 2009 (commitment dates) to be $1,466,538 ($1,000,000 of which was recorded as debt discount and $466,538 was recorded as a loss on derivative financial instruments) using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.83, expected volatility of 117.4% over the remaining contractual life of one year and five months and a risk free rate of 2.46%. At various times throughout the three months ended October 31, 2009, the holders of the August 2009 Debentures converted $221,256 of the debentures into common shares of the Company’s stock. At each conversion date the Company marked to market the fair value of the derivative and reclassified it to additional paid in capital. The amounts reclassified to additional paid in capital aggregated $328,395 and were calculated using the Black-Scholes option pricing. The weighted average assumptions used in computing the fair value are a closing stock price of $1.99, expected volatility of 117.4% over the remaining contractual life of 1 year and a risk free rate of 2.37%. The fair value of the derivative decreased by $0 and $101,436 during the six months ended January 31, 2011 and 2010, respectively, which has been recorded in the statements of operations.

August 2009 Selling Agent Warrants

In connection with the August 2009 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the original terms of the August 2009 Selling Agent Warrants we had the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the August 2009 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $0 and $92,820 during the six months ended January 31, 2011 and 2010, respectively, which has been recorded in the statements of operations.

Class A Warrants

In connection with the August 2009 debentures, the Company issued Class A Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class A Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class A Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $2,310,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $0 and $926,923 during the six months ended January 31, 2011 and 2010, respectively, which has been recorded in the statements of operations.

Class B Warrants

In connection with the August 2009 debentures, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,408 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. The financial instruments underlying the Class B Warrants contain provisions whereby we will have the obligation to reduce the exercise price if we offer, issue or agree to issue any

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS (continued)

common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants or conversion price of the 8% convertible notes. Accordingly the Class B Warrants were accounted for as a derivative liability. The Company calculated the fair value of the Class B Warrants on August 3, 2009 at $14,665,698 consisting of a fair value for the underlying Class C Warrants of $10,369,894 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $4,295,804. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.14, expected volatility of 138.26% over the remaining contractual life of five years and a risk free rate of 2.66%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.14, expected volatility 159.87% over the remaining contractual life of one year and six months and a risk free rate of 1.18%. The fair value of the derivative increased by $0 and $6,189,500 during the six months ended January 31, 2011 and 2010, respectively, which has been recorded in the statements of operations.

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

As of January 31, 2011 and July 31, 2010, there had been no shares granted under the 2002 Plan.

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

Securities Issued for Services

During the three months ended October 31, 2009, the Company issued a total of 200,000 shares of common stock to non-employees for services rendered during the period or to be rendered in future periods. These services were valued at $384,000. Services to be performed beyond fiscal year 2010, will be amortized and expensed to general and administrative expenses. The unamortized amount of prepaid services at January 31, 2011 is $0.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Six Months Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total
2011	$677,742	$607,725	3	89.7%
2010	$580,016	$426,184	4	85.6%

NOTE 9 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $27,840 and $25,700 during the six months ended January 31, 2011 and 2010, respectively. The Company currently leases its facilities on a month-to-month basis.

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of January 31, 2011 was $450,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the three months period from August 1. 2010 to October 31, 2010, the Company’s CEO forgave $105,000 of his salary. For the three months period from November 1, 2010 to January 31, 2011 the CEO did not forgive any portion of his salary, the Company has accrued and expensed $109,167 for the unpaid portion of his salary.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of January 31, 2011 was $260,200 and he receives annual increases of $12,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the three months period from August 1. 2010 to October 31, 2010, the Company’s President and Chief Operating Officer forgave $19,208 of his salary. For the three months period from November 1, 2010 to January 31, 2011 the President and Chief Operation Officer did not forgive any portion of his salary, the Company has accrued and expensed $63,050 for the unpaid portion of his salary.

The Company has an outstanding balance with its former auditors Withum, Smith & Brown (“WS+B”) and has agreed to pay the balance of $129,500 as follows:

  Monthly installment payments of $1,000 commencing March 25, 2011.

  Pay WS+B 8% of all additional net financing received by the Company over the next 18 months beginning February 25, 2011.

  If WS+B has not received any additional payments because of a lack of any financing by August 1, 2011, an additional payment of $15,000 needs to be paid prior to WS+B issuing their consent to their opinion dated November 30, 2010 as of and for the year ended July 31, 2010 financial statements.

  If there is still a remaining balance after July 23, 2012, the balance will be paid in Conolog common stock at the fair market value of the stock on July 23, 2012.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On February 8, 2011, February 15, 2011, February 24, 2011, and February 28, 2011, Robert Benou made advances to the Company in the amounts of $60,000, $91,350, $30,000 and $30,000, respectively. Mr. Benou is the chief executive officer and chairman of the Company. The advances were made by Mr. Benou to assist the Company in meeting short-term obligations. The advances are payable on demand and do not bear interest. No written agreement was entered into with respect to the advances.

NOTE 11 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CASH FLOW STATEMENT

As discussed in Note 1, the Company restated the January 31, 2010 Balance Sheet and Statement of Operations in the July 31, 2010 Form 10-K filing. Below is the previously reported and as restated statement of cash flows for the six months ended January 31, 2010.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2010	Previously Reported	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,426,531)	$(37,287,260)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,000	8,000
Amortization of deferred financing fees	-	249,988
Common stock issued to officers, directors and employees	2,054,433	1,411,200
Common stock issued to pay interest	6,433	26,327
Amortization of common stock issued for services	-	144,745
Induced conversion cost associated with convertible debt and warrants	150,201	150,201
Amortization of discount of convertible debentures	3,601,572	755,733
Loss on Derivative Financial Instrument	1,678,621	33,728,508
Changes in assets and liabilities
Decrease in accounts receivable	182,720	182,720
(Increase) in accounts receivable - other		-
(Increase) in prepaid expenses	36,143	(192,481)
(Increase) Decrease in inventories	(88,899)	(39,672)
(Increase) in other assets	-	-
(Decrease) increase in accounts payable	(99,581)	(99,500)
(Decrease) increase in accrued expenses	(47,196)	6,965

Net cash used in operations	(944,084)	(954,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,061)	(21,622)

Net cash used in investing activities	(32,061)	(21,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	1,635,070	1,000,000
Proceeds from exercise of warrants	-	635,070
Proceeds from note receivable	1,607	1,610
Payments for deferred loan costs	(140,000)	(140,000)

Net cash provided by financing activities	1,496,677	1,496,680

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	520,532	520,532
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	27,358	27,358

CASH AND EQUIVALENTS - END OF PERIOD	$547,890	$547,890

NOTE 12 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended
	January 31, 2011	January 31, 2010
CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income Taxes	$12,044	$4,957

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,000,000	$259,206

Common stock issued for services to be provided	$-	$384,000

Common stock issued for accrued interest	$63,790	$6,433

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

Results of Operations (three months ended January 31, 2011 compared to the three months ended January 31, 2010).

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

Description of Expenses

Our expenses include the following: (i) Costs of revenues, which consists primarily of costs to manufacture the products we ship, these costs include raw materials, direct labor, overhead expenses associated with manufacturing and freight shipping costs; (ii) General and administrative (“G&A”) expenses, which consists of compensation and benefits for all non-manufacturing employees, compensation costs also includes stock-based awards to employees and directors. Also included in G&A expenses is professional services for legal, accounting and business consultants, as well as, rent, depreciation and general corporate expenditures.; and (iii) Selling costs, consists mainly of commissions and trade shows expenditures; (iv) Research and Development expenses represent the costs of our development efforts related to new products; (v) Other income (expense) consist of interest on cash and cash equivalents, interest expense consist of interest expense on convertible debentures. Other expenses consist of change in fair value of derivatives associated with the convertible debentures, along with amortization of debt discount and deferred financing fees also associated with the convertible debentures.

Results of Operations

Operating Revenues

The majority of the Company’s sales revenue is generated from the sales of the PDR-2000 Teleprotection products. For the three months ended January 31, 2011 product revenues were $150,831 compared to $111,920 for the same three months ended January 31, 2010. This increase of $38,911 or 34.9% for our fiscal second quarters 2011 can mainly be attributed to an increase of approximate $139,700 in sales revenues for the PDR-2000. The increase in our PDR-2000 sales were offset by declines in military sales of $71,400 and telemetry equipment sales of $19,400 which were expected to decline in the coming years.

Sales changes by product line for the three months period ended January 31, 2011 and 2010.

		% to total		% to total
Products sold	2011		2010		$ change	% chg

PDR-2000 digital teleprotection	139,700	93%	-	0%	139,700	100.0%
PTR-1500 analog teleprotection	-	0%	8,600	8%	(8,600)	-100.0%
Telemetry equipment	9,800	6%	29,200	26%	(19,400)	-66.4%
Military Sales	-	0%	71,400	64%	(71,400)	-100.0%
Spare parts	1,100	1%	2,600	2%	(1,500)	-57.7%
Freights	231	0%	120	0%	111	92.5%
Discounts		0%		0%	-	0%

Net Sales Revenues	150,831	100%	111,920	100%	38,911	34.8%

Cost of Product Revenue

Cost of product revenue consist primary of costs to manufacture the products systems that were shipped. These costs include raw materials, direct labor and overhead expenses associated with production and freight costs

The cost of goods sold for the three months ended January 31, 2011, amounted to $138,934 as compared to $87,038 for the same three month period ended January 31, 2010. This $51,896 or 59.6% increase in cost of goods sold can be attributed to (a)

normal volume increase as a result of the 34.8% sales volume increase, mainly from the PRD-2000, and (b) the product mix change versus prior year, mainly no sales in military items and lower sales in telemetry items in 2011. The majority of product sold in the three months ended January 31, 2011 were the PDR-2000 which have the higher cost of goods than any other products in our product line.

Gross Profit

Gross profit for the three month period ended January 31, 2011 was $11,897 or 7.9% of revenues versus $24,882 or 22.2% of revenues for the three month period ended January 31, 2010. This decline of 52.1% is attributed to the very aggressive pricing on the PDR-2000 to one customer that was necessary to secure a contract in a competitive bid. Forty-two units were delivered in the fiscal second quarter 2011 and the contract expires in fiscal 2011.

Operating Expenses

General and Administrative: For the three month period ended January 31, 2011, general and administrative expenses increased $427,222 to $844,769 from $417,547. This increase of approximately 102.3% can be attributed to the following: (a) Compensation expense, which is comprised of salaries, health insurance, and payroll taxes increased approximately $48,000 for the three months ended January 31, 2011, to an amount of approximately $253,350 versus approximately $205,350 for same prior year three month period, (b) Professional fees increased approximately $276,000 over the prior year three months period mainly due to legal fees and accounting fee associated with the restatement of prior filed financial statements. Public relations and stock expense fees also associated with refilling issues increased approximately $95,200 versus the prior three months period and various all other administrative expenses increased approximately $8,022.

Research and Development: For the three month period ended January 31, 2011 research and development cost were $14,016, a decrease of $16,899 versus the prior year total of $30,915. Our research and development costs can mainly be attributed to on-going research in the CM-100, and enhancing the PDR-2000 and GlowWorm products.

Selling Expenses: For the three month period ended January 31, 2011 selling expenses were $17,274, an increase of $13,269. This increase is mainly due to timing of our in sales public relations expenses occurred second quarter 2011 versus first quarter 2010.

Total Other Income and Expenses: For the three month period ended January 31, 2011, other income/expense was an expense of $1,572,516, a decrease of $8,327,186 versus the three months ended January 31, 2010 expense amount of $9,899,702. This decrease in other income is primary the result of the loss on derivative financial instrument associated with a subscription agreement entered into in fiscal year 2010. The Company recorded a loss on derivative financial instruments of $9,178,209 for the three months ended January 31, 2010 as compared to $0 for the three months ended January 31, 2011. Amortization expenses associated with debt discount and deferred financing fees increased $255,446 for the three months ended January 31, 2010 versus the prior year three month period. Induced conversion costs associated with debt conversion also increased $530,154, for the three months ended January 31, 2010 versus the prior year three month period.

Net Income (Loss) Applicable to Common Shares

The Company recorded a net loss of $2,437,120 for the three month period ended January 31, 2011, as compared to a net loss of $10,328,057 for three month period ended January 31, 2010. The decrease in net loss of $7,890,937 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in a net loss on the derivative financial instrument of $9,178,209. Offsetting the derivative loss change were (a) a small decline in gross profit margin of approximately $13,000 and (b) increases in induced conversion cost of approximately $505,800, (c) increases in expenses associated with amortization of financing fees, debt discount and interest expense association with debt conversion for the three months ended January 31, 2011, in the amount of approximately $342,000, and (d) increase in selling, general and administrative expenses of approximately $427,000. As a result of the foregoing, the Company reported net loss applic able to common shares for the three months ended January 31, 2011 of ($0.28) basic and diluted loss per share compared to a net loss per common share of ($3.34) basic and diluted loss per share, for the three months ended January 31, 2010.

Results of Operations (six months ended January 31, 2011 compared to the six months ended January 31, 2010).

Results of Operations

Operating Revenues

The majority of the Company’s sales revenue is generated from the sales of the PDR-2000 Teleprotection products. For the six months ended January 31, 2011 product revenues were $677,742 compared to $580,016 for the same six months ended January 31, 2010. This increase of $97,726 or 16.8% for our fiscal first two quarters 2011 can mainly be attributed to an increase of approximate $325,000 in sales revenues for the PDR-2000 as customers move to digital systems from analog. The increase in our PDR-2000 sales were offset by declines in military sales of $143,500 and telemetry equipment sales of $65,700 which were expected to decline in the coming years.

Sales changes by product line for the six months period ended January 31, 2011 and 2010.

		% to total		% to total
Products sold	2011		2010		$ change	% chg

PDR-2000 digital teleprotection	597,400	88%	272,400	47%	325,000	119.3%
PTR-1500 analog teleprotection	-	0%	27,600	5%	(27,600)	-100.0%
Telemetry equipment	38,200	6%	103,900	18%	(65,700)	-63.2%
Military Sales	26,900	4%	170,400	29%	(143,500)	-84.2%
Spare parts	12,100	2%	6,000	1%	6,100	101.7%
Freights	4,932	1%	1,116	0%	3,816	341.9%
Discounts	(1,790)	-0.3%	(1,400)	0%	(389)	27.8%

Net Sales Revenues	677,742	100%	580,016	100%	97,727	16.8%

Cost of Product Revenue

Cost of product revenue consist primary of costs to manufacture the products systems that were shipped. These costs include raw materials, direct labor and overhead expenses associated with production and freight costs

The cost of goods sold for the six months ended January 31, 2011, amounted to $408,738 as compared to $343,237 for the same six month period ended January 31, 2010. This $65,501 or 19% increase in cost of goods sold can be attributed to (a) normal volume increase as a result of the 16.8% sales volume increase, mainly from the PRD-2000, and (b) a 2% increase due to the product mix change versus prior year, mainly lower sales in military items and telemetry.

Gross Profit

Gross profit for the six month period ended January 31, 2011 was $269,004 or 39.7% of revenues versus $236,779 or 40.8% of revenues for the six month period ended January 31, 2010. The increase in dollar gross profit was mainly due to increase in sales volume for the PDR-2000 for the six months ended January 31, 2011 over the same six month period in 2010. The increase in sales for the PDR-2000 can be attributed to increase in units sales and higher unit sales pricing which generated an approximately 5% to 2% higher gross profit margin on the PDR-2000 as compared to our fiscal first half 2010. The overall gross margin percent decline 1.1% mainly due to product mix

Operating Expenses

General and Administrative: For the six month period ended January 31, 2011, general and administrative expenses decreased $953,049 to $1,552,351 from $2,505,400 for the six month period ended January 31, 2010. This decrease of approximately 38% can be attributed to the following: (a) Compensation expense, which is comprised of salaries, health insurance, and payroll taxes decreased approximately $1,483,000 for the six months ended January 31, 2011, to an amount of approximately $391,000 versus approximately $1,874,000 for same prior year six month period. The decrease in compensation expense was primarily due to the issuance of stock to employees which created a noncash expense of $1,411,200 during the six months ended January 31, 2010 compared to $0 during the six months ended January 31, 2011. Also in compensation expense during the six months ended January 31, 2011 salaries and benefits declined approximately $72,000 compared to the six months ended January 31, 2010 due to the reductions of salaries from senior management, (b) Professional fees increased approximately $519,000 over the prior year six months period mainly due to legal fees and accounting fee associated with the restatement of prior filed financial statements. For the same reason, stock expenses increased approximately $56,000 versus the prior six months period. Travel and entertainment decreased approximately $26,000 and all other general and administrative decreased approximately $19,000.

Research and Development: For the six month period ended January 31, 2011 research and development cost were $62,273, a slight increase versus the prior year total of $61,763. Our research and development costs can mainly be attributed to ongoing research in the CM-100, and enhancing the PDR-2000 and GlowWorm products.

Selling Expenses: For the six month period ended January 31, 2011 selling expenses were $34,058, a decline of $18,197 or 20%. This decline is mainly due to reduced travel expenses and reduced fees paid on commission.

Total Other Income and Expenses: For the six month period ended January 31, 2011, other income/expense was an expense of $1,876,984, a decrease of $33,031,357 versus the six months ended January 31, 2010 expense amount of $34,908,341. This decrease in other income is primary the result of the loss on derivative financial instrument associated with a subscription agreement entered into in fiscal year 2010. The Company recorded a loss on derivative financial instruments of $33,728,508 for the six months ended January 31, 2010 as compared to $0 for the six months ended January 31, 2011. Amortization expenses associated with debt discount and deferred financing fees increased approximately $97,098 for the six months ended January 31, 2010 versus the prior year six month period. Induced conversion costs and interest expense associated with debt conversion also increased approximately $595,000 for the six month period ended January 31, 2011

Net Income (Loss) Applicable to Common Shares

The Company recorded a net loss of $3,268,705 for the six month period ended January 31, 2011, as compared to a net loss of $37,287,260 for six month period ended January 31, 2010. The decrease in net loss of approximately $34,018,555 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in a net loss on the derivative financial instrument of $33,728,508. An increase in gross profit margin of approximately $32,200 also contributed to an increase in income, as well as, reduction in operating expenses of approximately $961,289 mainly a result of noncash stock compensation of $1,411,200 in first quarter fiscal year 2010. As a result of the foregoing, the Company reported net loss applicable to common shares for the six months ended January 31, 2011 of ($0.42) basic and diluted loss per share compared to a net loss per common share of ($14.75) basic and diluted loss per share, for the six months ended January 31, 2010.

Status of Certain Press Releases Issued:

On January 11, 2011, at the Annual Meeting of Shareholders of the Company, the Company’s shareholders approved the election of Robert S. Benou, Marc R. Benou, Louis S. Massad, Edward J. Rielly and David M. Peison as directors to the Company’s board of directors.

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

On February 17, 2010, the Company issued a press release announcing that it had received releases for its PDR 2000 systems valued at $638,000. One of our customers placed one purchase order with the Company for two separate deliveries of the PDR systems totaling $638,000 in revenue. The first shipment was for immediate delivery which commenced February 25, 2010 and completed April 8, 2010. The balance of the shipment was released in January for all digital PDR-2000’s and the remaining analog PDR-2000’s are awaiting technical approval before shipment but is expected in fiscal 2011. The original estimate from the customer for this order was for $936,000 (which was part of the $1,900,000 advance order – as discussed above). The difference between the original estimate of $936,000 and the final order shipped of $638,000 was due to less expensive options and 33 fewer units ordered than estimated.

On March 3, 2011, the Company issued a press release announcing that it had dismissed WithumSmith+Brown, PC (“Withum”), and engaged Wolinetz, Lafazan & Company, CPA’s, P.C. (“Wolinetz”) as the Company’s independent registered public accounting firm. The decision to dismiss Withum and engage Wolinetz was approved by the audit committee of the Company’s board of directors on March 3, 2011.

The report of Withum on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that, the report expressed substantial doubt about the Company’s ability to continue as a going concern.

During our two most recent fiscal years and through the date of dismissal, the Company had no disagreements with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During the Company’s two most recent fiscal years and through the date of the dismissal, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

On March 9, 2011, the Company issued a press release announcing that Robert Benou, the chief executive officer and chairman of the Company had made advances to the Company in the amounts of $60,000 on February 8, 2011, $91,350 on February 15, 2011, $30,000 on Febuary 24, 2011 and $30,000 on February 28, 2011. These advances were made to assist the Company in meeting short-term obligations. The advances are payable on demand and do not bear any interest rate and no written agreement was entered into with respect to the advances.

LIQUIDITY AND FINANCIAL CONDITION

We have had recurring losses from operations of $1,379,678 and $2,373,192 for the six months ended January 31, 2011 and 2010, respectively and used cash from operations in the amounts of $807,521 and $954,526 for the six month period ended January 31, 2011 and 2010, respectively. At January 31, 2011, the Company had cash and equivalents of $14,585. On August 13, 2010, an event of default occurred on our outstanding convertible debentures. The Company received a waiver from the note holders and the debentures were converted entirely before January 31, 2011.

At January 31, 2011, the Company had total current assets of $1,020,983 and total current liabilities of $861,227, resulting in working capital of $159,756 compared to working capital of $1,508,104 at year ended July 31, 2010. The Company’s current assets consists of $14,585 in cash and cash equivalent, $179,527 in accounts receivable, $803,554 in inventory and $23,317 in prepaid expenses and other current assets. Accounts receivable increased from $67,603 at July 31, 2010 to $179,527 at January 31, 2011. This increase in our accounts receivable is the result of sales increase of $97,727 for the six months period ended January 31, 2011 and timing of collections.

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

OPERATING ACTIVITIES

Net cash used in operating activities was $807,521 for the six months period ended January 31, 2011, as compared to $954,526 net cash used in operating activities for the six month period ended January 31, 2010, a decrease of $147,005, this decrease in use of cash can be attributed to: (a) cash operating expenses increased approximately $613,000 for the six months period ended January 31, 2011 versus 2010 (b) accounts receivable increased due to lower cash collections in our fiscal first half year of 2011 as compared to 2010, resulted in use of cash of approximately $295,000. Offsetting the increases in uses of cash for the six months ended January 31, 2011 compared to January 31, 2010, were decreases in (c) prepaid expenses, a reduction versus prior year of approximately $342,000, (d) inventory decreased resulting in a reduction change of approximately $62,000, (e) accounts payable and accrued expense increased, resulting in a reduction of approximately $651,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the six month period ended January 31, 2011 was $5,899 for the purchase of manufacturing equipment. For six month period ended January 31, 2010 net cash used investing activities was $21,622 also for the purchase of equipment.

FINANCING ACTIVITIES

Net cash provided from financing activities was $115,000 for the six month period ended January 31, 2011, as compared to $1,496,680 provided in same six month period in 2010. In the six month period ended January 31, 2011 the Company received proceeds of $100,000 from sale of common stock and $15,000 from a loan from Company officer. For the six months ended January 31, 2010, the Company received $1,000,000 related to issuance of convertible debentures and $635,070 related to the exercising of warrants and incurred $140,000 in expense associated with the loan debentures.

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

On June 18, 2010, the Company entered into an amendment with the holders of its outstanding convertible debentures and warrants. Pursuant to the amendments, the parties agreed to the following: (i) remove the above provision which allowed for an adjustment to the conversion price of the debentures or exercise price of the debentures, (ii) the conversion feature of the February 2010 Debentures were adjusted to a fixed conversion price $0.60, (iii) all future Class C Common Stock Purchase Warrants issued upon exercise of the Class B Common warrants shall have an exercise price of $0.50 per share, (iv) the exercise price of the outstanding Class C warrants shall be adjusted to $0.50 per share, (v) the exercise price of the outstanding selling agent warrants shall be adjusted to $0.60 per share.

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

On December 1, 2010, the Company reduced the conversion price on its February 2010 debentures from $0.60 to $0.30. As a result of the reduction in the conversion price the Company recognized a beneficial conversion feature in the amount of $300,000.

On December 8, 2010, the Company reduced the exercise price of its outstanding Class C Warrants from $0.50 to $0.10. As a result of the reduction of the exercise price the Company recognized additional interest expense in the amount of $65,253.

At various times during the six month period ended January 31, 2011, $1,000,000 of convertible debt and $63,790 of accrued interest was converted into 4,784,933 shares of common stock.

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

INVENTORY VALUATIONS, COMPONENTS AND AGING (continued)

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

Level 1 – Level 2 –

Quoted prices in active markets for identical assets or liabilities.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

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

Forward-looking statements are expressly qualified in their entirely by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and, except as may required under applicable securities laws, we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described in the “Material Weakness in Internal Control over Financial Reporting” below), our chief executive officer and chief financial officer concluded our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, proce ssed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as January 31, 2011, because of the material weaknesses in internal control over financial reporting as discussed below:

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company has commenced efforts to address the material weaknesses in its internal control over financial reporting and its control environment through the following actions:

  Supplementing existing resources with technically qualified third party consultants.

  Institute a more stringent approval process for financial transactions

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings – None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the quarter ended January 31, 2011, Note Holders exercised conversion rights to convert $291,809 of principal and $35,769 of interest to 1,108,960 unregistered shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

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

In particular, the December 13, 2010 Panel decision required that:

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

In accordance with Listing Rule 5800, the Company requested a hearing before the NASDAQ Listing Qualifications Panel, which ultimately granted the Company an extension through January 31, 2011, to evidence compliance with the Rule. The Company did not timely regain compliance with the Rule, however. Accordingly, on January 31, 2011, NASDAQ notified the Company that its common stock will be delisted from The NASDAQ Capital Market and that trading of its common stock will be suspended, effective with the open of business on February 2, 2011.

As a result of the NASDAQ Staff Determination Letter, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and on November 27, 2010 the Company received a waiver from the note holders. Pursuant to the waiver, the note holders waived any event of default (as defined in the Notes pursuant to Article IV Section 4.8, “Events of Default”) including any increase in the interest rate of the Notes which may have occurred and which may occur from the date of the inception of the agreement until July 31, 2011, as a result of notification from the NASDAQ that the Company is not in compliance with the conditions for such continued listing. The note holders did not exercise their right upon an event of default and December 2010, the Company received a waiver from note holders.

Item 4. Removed and Reserved

Item 5. Other Information – None

Item 6. Exhibits

Exhibit Number 10.1	Description Securities Purchase Agreement, dated as of January 6, 2011, between the Company and Robert Benou (filed with 8-K/A filed on January 21, 2011 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto and duly authorized.

CONOLOG CORPORATION

Date: March 21, 2011	By /s/ Robert S. Benou Robert S. Benou Chairman, Chief Executive Officer, (Principal Executive Officer) Chief Financial Officer and Treasurer, (Chief Accounting Officer)