Form 10-Q
period 2011-04-30
CONOLOG CORP
filed 2011-06-20
CIK 23503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ____________________

Commission file number 000-8174

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

The number of shares of common stock outstanding as of June 17, 2011 was 12,455,380.

Part 1 Financial Information
Item – Financial Statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	April 30, 2011	July 31, 2010

ASSETS
Current Assets:
Cash and equivalents	$74,181	$713,005
Accounts receivable, net of allowance	136,829	67,603
Inventory, net of reserve for obsolescence	755,791	826,079
Prepaid expenses	89,018	248,297
Other current assets	440	5,000

Total Current Assets	1,056,259	1,859,984

Property and equipment:
Machinery and equipment	1,362,952	1,357,053
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,083,341
Less: accumulated depreciation	(2,002,784)	(1,987,284)

Net Property and Equipment	86,456	96,057
Other Assets:
Deferred financing fees, net of amortization	—	382,132

Total Other Assets	—	382,132

TOTAL ASSETS	$1,142,715	$2,338,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$285,118	$150,880
Accrued expenses	789,648	201,000
Loans from Officers	166,350	—
Convertible debenture, net of discount of $552,741 at July 31, 2010	—	—

Total Current Liabilities	1,241,116	351,880

Non-Current Liabilities:
Convertible debenture, net of discount of $720,687 at July 31, 2010	—	279,313

Total Liabilities	1,241,116	631,193

Stockholders’ Equity (DEFICIENCY):
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 12,455,382 shares issued at April 30, 2011 and 6,967,881 shares issued at July 31, 2010, respectively	124,554	69,679
Contributed capital	79,846,940	78,088,878
Accumulated deficit	(80,016,258)	(76,397,940)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity (Deficiency)	(98,401)	1,706,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,142,715	$2,338,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unauditied)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2011	2010	2011	2010

OPERATING REVENUES
Product revenue	$501,967	$515,897	$1,179,708	$1,095,913

Cost of product revenue
Cost of goods sold	230,248	278,412	638,986	621,649

Total Cost of product revenue	230,248	278,412	638,986	621,649

Gross Profit	271,719	237,485	540,722	474,264

Selling, general and administrative expenses
General and administrative	544,950	812,241	2,097,301	3,317,641
Research and development	1,340	21,900	63,613	83,663
Selling expenses	79,185	6,614	113,243	49,421

Total selling, general and administrative expenses	625,475	840,755	2,274,157	3,450,725

Loss from Operations	(353,756)	(603,270)	(1,733,435)	(2,976,461)

OTHER INCOME (EXPENSES)
Loss on derivative financial instruments	—	9,054,229	—	(24,674,279)
Interest expense	(3,000)	(23,431)	(128,269)	(33,539)
Interest income	58	(1,416)	309	—
Other income - legal settlement	10,000		10,000	—
Induced conversion cost		—	(649,147)	(150,201)
Amortization of financing fees	—	(180,048)	(382,132)	(445,257)
Amortization of debt discount	—	(355,634)	(720,687)	(1,111,367)

Total Other Income (Expense)	7,058	8,493,700	(1,869,926)	(26,414,643)

Net Income (Loss) before provision for income taxes	(346,698)	7,890,430	(3,603,361)	(29,391,104)
Income tax benefit (expense)	(2,914)	143,080	(14,957)	137,354

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(349,612)	$8,033,510	$(3,618,318)	$(29,253,750)

Basic Earnings (Loss) per Common Share	$(0.03)	$1.21	$(0.39)	$(7.56)

Diluted Earnings (Loss) per Common Share	$(0.03)	$0.91	$(0.39)	$(7.56)

Weighted Average Common Shares Outstanding - Basic	12,407,651	6,642,147	9,312,840	3,869,034

Weighted Average Common Shares Outstanding - Diluted	—	8,871,307	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended April 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,618,318)	$(29,253,750)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	15,500	12,000
Bad debt expense	32,866	—
Amortization of deferred financing fees	382,132	445,257
Common stock issued to officers, directors and employees	—	1,411,200
Amortization of common stock issued for services	80,000	332,800
Induced conversion cost associated with convertible debt	649,147	150,201
Amortization of discount of convertible debentures	720,687	1,111,367
Loss on Derivative Financial Instrument	—	24,674,279
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(102,092)	(150,138)
Decrease in prepaid expenses	79,279	(151,963)
Decrease (increase) in inventories	70,288	(19,568)
Decrease in other assets	4,560	—
(Decrease) increase in accounts payable	134,238	(35,773)
Increase in accrued expenses	652,438	221,748

Net cash used in operations	(899,275)	(1,252,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,899)	(22,781)

Net cash used in investing activities	(5,899)	(22,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	—	2,000,000
Proceeds from issuance of Common Stock	100,000	—
Proceeds from officers loan	226,350	—
Repayments of loans from officers	(60,000)	—
Proceeds from exercise of warrants	—	635,070
Proceeds from note receivable	—	1,610
Payments for deferred loan costs	—	(291,507)

Net cash provided by financing activities	266,350	2,345,173

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(638,824)	1,070,052
CASH AND EQUIVALENTS - BEGINNING OF PERIOD	713,005	27,358

CASH AND EQUIVALENTS - END OF PERIOD	$74,181	$1,097,410

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

The condensed consolidated balance sheet at April 30, 2011, is derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X and the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended July 31, 2010.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $1,733,435 and $2,976,461 for the nine months ended April 30, 2011 and 2010, respectively, and used cash from operations in the amounts of $899,275 and $1,252,340 for the nine months ended April 30, 2011 and 2010, respectively. At April 30, 2011, the Company had cash and equivalents of $74,181. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At April 30, 2011 the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at April 30, 2011 and July 31, 2010 was $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Two customers accounted for approximately 56%, and 19% of accounts receivable as of April 30, 2011. Three customers accounted for approximately 48%, 30% and 14% of accounts receivable as of July 31, 2010. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

Inventory consisted of the following as of April 30, 2011 and July 31, 2010,

	April 30, 2011	July 31, 2010
Finished Goods	$523,158	$587,835
Work-in-process	80,000	83,441
Raw materials	226,633	228,803

	829,791	900,079
Less: Inventory reserve	74,000	74,000

Inventory, net	$755,791	$826,079

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. As of April 30, 2011 and July 31, 2010, $0 and $382,132, respectively of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $382,132 and $445,257 for nine months ended April 30, 2011 and 2010, respectively.

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

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $23,850 and $10,601 for the nine months ended April 30, 2011 and 2010, respectively.

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

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. The Company did not have any dilutive securities for the nine month periods ended April 30, 2011 and 2010. Potentially dilutive securities at April 30, 2011 consist of 982,837 common shares from outstanding warrants and 155,006 common shares from preferred stock. See Note 4.

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

Future Impact of Recently Issued Accounting Standards (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES

The tax provision for the nine months ended April 30, 2011, was an expense of $14,957 and for the nine months ended April 30, 2010 was a tax benefits of $137.354. The Company has no open tax years prior to 2005 for the State of New Jersey and 2003 for the federal income tax purposes which are subject to examination.

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

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded 100% of the deferred tax asset to a valuation allowance as of April 30, 2011 and July 31, 2010.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company evaluates these unrecognized tax benefits each reporting period. As of April 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135,000. The unrecognized tax benefit is the result of the Company’s position to deduct the write off of the obsolete inventory for income tax purposes. The Company maintains some of its obsolete inventory utilization in repairing its products previously sold in accordance with the Company’s warranty program. The Company, over the years, has discarded obsolete inventory; however, the company did not keep a detailed log of the inventory that was discarded. These inventory items were written down to zero in the Company’s inventory system as they were deemed to have no value and therefore the Company deducted the amounts on its income tax returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

April 30, 2011

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

The Company has recorded accrued interest of $14,000 as of April 30, 2011 which has been included in accrued expenses in the Balance Sheet. During the nine month period ended April 30, 2011, the Company has included $14,000 of interest expense in the statement of operations.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 6, 2011, Conolog Corporation (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Robert Benou, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, pursuant to which the Company sold to Robert Benou a total of 277,777 shares of its Common Stock at a price per share of $0.36 (which was the average of the closing bid prices for the Company’s Common Stock for the last thirty days (rounded to the whole penny) that such Common Stock traded) for an aggregate purchase price of $99,999.72.

On January 14, 2011, at the a Special Meeting of Shareholders of Conolog Corporation (the “Company”), the Company’s shareholders approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the company’s common stock, par value $.001 per share, at a ratio not less than two-for-one and not greater than five-for-one, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of the Company’s shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Delaware Secretary of State no later than August 1, 2011. The reverse split has not been effectuated.

At various times during the nine month period ended April 30, 2011, $1,000,000 of convertible debt and $63,790 of accrued interest was converted into 3,562,999 shares of common stock.

At various times during the nine month period ended April 30, 2011, an aggregate 1,955,782 Class C Warrants were excercised in cashless exercises into 1,646,723 shares of common stock.

On January 31, 2011, the Company received notice from the Listing Qualifications Staff of the NASDAQ Stock Market (“NASDAQ”) indicating that the Company had failed to regain compliance with NASDAQ Listing Rule 5550(b), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity (the “Rule”), and that, accordingly, its common stock will be delisted from The NASDAQ Capital Market and that trading of its common stock was suspended, effective with the open of business on February 2, 2011. The Company common stock has traded on the OTCQB under the symbol “CNLG” since the suspension of trading on NASDAQ. The Company intends to continue to file periodic reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Strike Price	Expiration date

Outstanding Warrants as of 7/31/2010:
1/19/06 Warrants	417	$25.00	1/19/11
3/12/07 Warrants	84,750	$21.00	3/12/12
11/2/07 Warrants	33,355	$33.20	11/2/12
Selling Agent Warrants	256,410	$0.10	2/26/15
Class C Warrants	2,564,104	$0.10	2/26/15

Total Outstanding as of 7/31/2010	2,939,036

Issued	—
Cancelled:	—

1/19/06 Warrants	(417)	$25.00	1/19/11
Exercised:
Class C Warrants	(1,955,782)	$0.10	2/26/15

Outstanding Balance as of April 30, 2011	982,837

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

August 2009 Debentures (continued)

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

In connection with the August 2009 Debentures entered into on August 3, 2009, the Company paid Garden State Securities, Inc., the selling agent, a cash fee of $100,000 and issued warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The Company recorded the cash fee and the fair value of the warrants issued to Garden State Securities, Inc. plus $40,000 fee paid to an attorney totaling $371,025 as deferred financing costs. The deferred financing costs are being amortized over the term of the August 2009 Debenture agreement. As of April 30, 2011, the remaining balance was $0.

At various times during the fiscal year ended July 31, 2010, an aggregate $1,000,000 of the August 2009 debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of April 30, 2011 and July 31, 2010 the remaining balance of the August 2009 debentures were $0.

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

In connection with the exercise of the Class B warrants and pursuant to a Selling Agent Agreement the Company paid Garden State Securities, Inc., a cash fee of $100,000 and issued Garden State additional warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on March 3, 2010 to be $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.12, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.27%. The Company recorded the cash fee and the fair value of the warrants totaling $480,256 issued to Garden State as deferred financing costs. The deferred financing costs are being amortized over the term of the February 2010 Debenture agreement. As of April 30, 2011 the remaining balance was $0.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURES (continued)

February 2010 Debentures (continued)

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

February 2010 Debentures (continued)

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

As of April 30, 2011 the remaining balance of the February 2010 Debentures were $0.

Event of Default

On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter. As a result of the NASDAQ Staff Deficiency Letters, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and in December 2010 the Company received a waiver from note holders.

NOTE 6 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS

For the nine months period ended April 30, 2010, there was no activity for derivative financial instruments

Embedded Conversion Feature of August 2009 Debentures

The August 2009 Debentures contained a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the August 2009 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on August 3, 2009 and September 24, 2009 (commitment dates) to be $1,466,538 ($1,000,000 of which was recorded as debt discount and $466,538 was recorded as a loss on derivative financial instruments) using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.83, expected volatility of 117.4% over the remaining contractual life of one year and five months and a risk free rate of 2.46%. At various times throughout the three months ended October 31, 2009, the holders of the August 2009 Debentures converted $221,256 of the debentures into common shares of the Company’s stock. At each conversion date the Company marked to market the fair value of the derivative and reclassified it to additional paid in capital. The amounts reclassified to additional paid in capital aggregated $328,395 and were calculated using the Black-Scholes option pricing. The weighted average assumptions used in computing the fair value are a closing stock price of $1.99, expected volatility of 117.4% over the remaining contractual life of 1 year and a risk free rate of 2.37%. The fair value of the derivative decreased by $0 and increased by $277,475 during the nine months ended April 30, 2011 and 2010, respectively, which has been recorded in the statements of operations.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS (continued)

August 2009 Selling Agent Warrants

In connection with the August 2009 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the original terms of the August 2009 Selling Agent Warrants we had the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the August 2009 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $0 and $487,205 during the nine months ended April 30, 2011 and 2010, respectively, which has been recorded in the statements of operations.

Class A Warrants

In connection with the August 2009 debentures, the Company issued Class A Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class A Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class A Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $2,310,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $0 and $1,332,305 during the nine months ended April 30, 2011 and 2010, respectively, which has been recorded in the statements of operations.

Class B Warrants

In connection with the August 2009 debentures, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,408 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. The financial instruments underlying the Class B Warrants contain provisions whereby we will have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants or conversion price of the 8% convertible notes. Accordingly the Class B Warrants were accounted for as a derivative liability. The Company calculated the fair value of the Class B Warrants on August 3, 2009 at $14,665,698 consisting of a fair value for the underlying Class C Warrants of $10,369,894 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $4,295,804. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.14, expected volatility of 138.26% over the remaining contractual life of five years and a risk free rate of 2.66%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.14, expected volatility 159.87% over the remaining contractual life of one year and six months and a risk free rate of 1.18%. The fair value of the derivative increased by $0 and $1,474,261 during the nine months ended April 30, 2011 and 2010, respectively, which has been recorded in the statements of operations.

On December 8, 2010, the Company reduced the exercise price of its outstanding Class C Warrants from $0.50 to $0.10.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of April 30, 2011 and July 31, 2010, there had been no shares granted under the 2002 Plan.

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

Securities Issued for Services
During the three months ended October 31, 2009, the Company issued a total of 200,000 shares of common stock to non-employees for services rendered during the period or to be rendered in future periods. These services were valued at $384,000. Services to be performed beyond fiscal year 2010, will be amortized and expensed to general and administrative expenses. The unamortized amount of prepaid services at April 30, 2011 is $0.

NOTE 8 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Nine Months Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

2011	$1,182,896	$999,375	3	84.5%
2010	$1,095,913	$443,218	2	40.4%

NOTE 9 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $46,980 and $39,620 during the nine months ended April 30, 2011 and 2010, respectively. The Company currently leases its facilities on a month-to-month basis.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – COMMITMENTS (continued)

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of April 30, 2011 was $450,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. For the three month period from August 1, 2010 to October 31, 2010, the Company’s CEO forgave $105,000 of his salary. For the three month period from November 1, 2010 to January 31, 2011 the CEO did not forgive any portion of his salary, the Company has accrued and expensed $109,167 for the unpaid portion of his salary. During the three months period from February 1, 2011 to April 30, 2011, the Company’s CEO did not forgive any portion of his salary, the Company has accrued and expensed $112,500 for the unpaid portion of his salary.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of April 30, 2011 was $260,200 and he receives annual increases of $12,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. For the three month period from August 1, 2010 to October 31, 2010, the Company’s President and Chief Operating Officer forgave $19,208 of his salary. For the three month period from November 1, 2010 to January 31, 2011 the President and Chief Operation Officer did not forgive any portion of his salary, the Company has accrued and expensed $63,050 for the unpaid portion of his salary. For the three month period from February 1, 2011 to April 30, 2011 the President and Chief Operation Officer did not forgive any portion of his salary, the Company has accrued and expensed $72,206 for the unpaid portion of his salary.

The Company has an outstanding balance with its former auditors Withum, Smith & Brown (“WS+B”) and has agreed to pay the balance of $129,500 as follows:

•	Monthly installment payments of $1,000 commencing March 25, 2011.
•	Pay WS+B 8% of all additional net financing received by the Company over the next 18 months beginning February 25, 2011.
•

If WS+B has not received any additional payments because of a lack of any financing by August 1, 2011, an additional payment of $15,000 needs to be paid prior to WS+B issuing their consent to their opinion dated November 30, 2010 as of and for the year ended July 31, 2010 financial statements.

•	If there is still a remaining balance after July 23, 2012, the balance will be paid in Conolog common stock at the fair market value of the stock on July 23, 2012.

NOTE 10 – LOANS FROM OFFICERS

Loans payable to officers in the amount of $166,350 are payable on demand and non-interest bearing.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended April 30, 2011	Nine Months Ended April 30, 2010
CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$—

Income Taxes	$14,957	$11,099

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,000,000	$1,037,949

Common stock issued for services to be provided	—	$508,800

Common stock issued for accrued interest	$63,790	$39,545

Warrants granted to broker	$—	$611,281

Cashless exercise of warrants	$16,467	$—

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the year ended July 31, 2001, we formed a wholly owned subsidiary, Lonogoc Corporation (currently inactive). In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation, which provided installation, maintenance, and troubleshooting of computer systems and networks. On October 22, 2002, we entered an agreement to rescind the Asset Purchase Agreement between us and Independent Computer Maintenance Corporation. Under the rescission agreement, Conolog and its subsidiary agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement, to the extent they still exist, to the former seller. The return of the purchase price paid for the assets was $600,000, $300,000 in cash at closing, a note, which is secured by a first mortgage on a condominium, for $150,000 bearing an interest rate of 7.5% of which will be paid over 24 months in equal monthly installments of $6,750 per month beginning December 2002, and an unsecured note receivable for $137,350 payable over 10 years beginning December 2004 bearing an interest rate of 5%. . During fiscal 2009, the maker of the note stopped making payments on this note receivable and the Company reserved $83,100 at July 31, 2009. During fiscal 2010 the maker of the note made only one payment of $1,610. The Company filed legal action and a Judgment was granted in favor of the Company. On April 1, 2011, the Company and Computer Maintenance Corporation reached a settlement in the amount of $10,000. This amount is shown on the Consolidated Statement of Operations as Other Income.

In March 2004, we ceased operating our staffing business. The assets of our wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the subsidiary’s Vice President. In consideration of the sale, we received $34,000 in cash.

Results of Operations (three months ended April 30, 2011 compared to the three months ended April 30, 2010).

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (three months ended April 30, 2011 compared to the three months ended April 30, 2010).

Operating Revenues

The majority of the Company’s sales revenue is generated from the sales of the PDR-2000 Teleprotection products. For the three months ended April 30, 2011 product revenues were $501,967 compared to $515,897 for the same three months ended April 30, 2010. This decrease of $13,930 or 2.7% for our fiscal third quarter 2011 can mainly be attributed to a decrease of approximately $46,000 in sales revenues for telemetry equipment sales, which were expected to decline in the coming years. This decline in our the three months sales was partially offset by an increase in sales of approximately $31,000 in Military sales and all other products net to a decline of approximately $2,000.

Sales changes by product line for the three months period ended April 30, 2011 and 2010.
Products sold	2011	% to total	2010	% to total	$ change	% chg

PDR-2000 digital teleprotection	$399,595	80%	$410,500	80%	$(10,905)	-2.7%
PTR-1500 analog teleprotection	23,766	5%	17,400	3%	6,366	36.6%
Telemetry equipment	36,108	7%	82,000	16%	(45,892)	-55.9%
Military Sales	31,171	6%	0	0%	31,171	100.0%
Spare parts	5,583	1%	6,000	1%	-417.7%
Freight	6,178	1%	2,775	1%	3,403	122.6%
Discounts	(434)	0%	(2,778)	-1%	2,344	84.4%

Net Sales Revenues	$501,967	100%	$515,897	100%	$(13,930)	(2.7%)

Cost of Product Revenue

Cost of product revenue consists primarily of costs to manufacture the products systems that were shipped. These costs include raw materials, direct labor and overhead expenses associated with production and freight costs

The cost of goods sold for the three months ended April 30, 2011, amounted to $230,248 as compared to $278,412 for the same three month period ended April 30, 2010. This $48,164 or 17.3% decrease in cost of goods sold can be attributed to a 14.6% reduction in material component costs and 2.7% reduction due to volume.

Gross Profit

Gross profit for the three month period ended April 30, 2011 was $271,719 or 54% of revenues versus $237,485 or 46% of revenues for the three month period ended April 30, 2010. This increase of 8% is mainly attributed to costs reduction in material component costs. Selling prices were basically flat versus the same three month period a year ago.

Operating Expenses

General and Administrative: For the three month period ended April 30, 2011, general and administrative expenses decreased $267,291 to $544,950 from $812,241. This decrease of approximately33% can be attributed to the following: (a) Compensation expense, which is comprised of salaries, health insurance, and payroll taxes decreased approximately $13,000 for the three months ended April 30, 2011, , (b) Professional fees decreased approximately $162,000 over the prior year three months period mainly due to a reduction in the use of outside consultants, and (c) all other costs associated with non-manufacturing overhead items such as rent, utilities, telephone and travel decreased approximately $92,000.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Expenses (continued)

Research and Development: For the three month period ended April 30, 2011 research and development cost were $1,340, a decrease of $20,560 versus the prior year total of $21,900. Our research and development costs can mainly be attributed to on-going research in the CM-100, and enhancing the PDR-2000 and GlowWorm products.

Selling Expenses: For the three month period ended April 30, 2011 selling expenses were $79,185, an increase of $72,571 versus the prior year total of $6,614. This increase is mainly due to timing of our in sales public relations expenses occurred third quarter 2011 versus second quarter 2010.

Total Other Income and Expenses: For the three month period ended April 30, 2011, other income/expense was income of $7,058, a decrease of $8,486,642 versus the three months ended April 30, 2010 income amount of $8,493,700. This decrease in other income is primary the result of adjustments to the fair value of the derivative liability associated with a subscription agreement entered into in fiscal year 2010 resulting in income of $9,054,229 offset by a decrease in amortization of financing fees and debt discount of approximately $536,000.

Net Income (Loss) Applicable to Common Shares
The Company recorded a net loss of $349,612 for the three month period ended April 30, 2011, as compared to a net income of $8,033,510 for three month period ended April 30, 2010. The decrease in net income of $8,383,122 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in a gain on derivative financial instrument of $9,054,229. For the three months period ended April 30, 2011 gross profit increased, $34,234, general and administrative costs were approximately $267,000 lower than the prior year three month period, research and development was also down versus the prior three month period in the approximate amount of $20,500 but selling expense was approximately $72,500 higher. As a result of the foregoing, the Company reported net loss applicable to common shares of ($0.03) basic and diluted loss per share compared to a net income per common share of $1.21 for basic and $0.91 for diluted for the three months ended April 30, 2010.

Results of Operations (nine months ended April 30, 2011 compared to the nine months ended April 30, 2010).

Operating Revenues

The majority of the Company’s sales revenue is generated from the sales of the PDR-2000 Teleprotection products. For the nine months ended April 30, 2011 product revenues were $1,179,708 compared to $1,095,913 for the same nine months ended April 30, 2010. This increase of $83,795 or 7.6% for our fiscal first three quarters of 2011 can mainly be attributed to an increase of approximate $314,000 in sales revenues for the PDR-2000 as customers move to digital systems from analog. The increase in our PDR-2000 sales were offset by declines in military sales of approximately $112,000 and telemetry equipment sales of approximately $102,000 which were expected to decline in the coming years. All other products net to a decline of approximately $16,000.

Sales changes by product line for the nine months period ended April 30, 2011 and 2010.

Products sold	2011	% to total	2010	% to total	$ change	% chg

PDR-2000 digital teleprotection	$996,995	85%	$682,900	62%	$314,095	46.0%
PTR-1500 analog teleprotection	23,766	2%	45,070	4%	(21,304)	-47.3%
Telemetry equipment	74,308	6%	175,950	16%	(101,642)	-57.8%
Military Sales	58,071	5%	170,500	16%	(112,429)	-65.9%
Spare parts	17,850	2%	23,000	2%	(5,150)	22.4%
Freights	10,945	1%	3,723	0%	7,222	194%
Discounts	(2,227)	-0.3%	(5,230)	0%	(3,003)	-57.4%

Net Sales Revenues	$1,179,708	100%	$1,095,913	100%	$83,795	7.6%

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Revenues (continued)

Cost of Product Revenue

Cost of product revenue consist primary of costs to manufacture the products systems that were shipped. These costs include raw materials, direct labor and overhead expenses associated with production and freight costs

The cost of goods sold for the nine months ended April 30, 2011, amounted to $638,986 as compared to $621,649 for the same nine month period ended April 30, 2010. This $17,337 or 2.8% increase in cost of goods sold can be attributed to normal volume increase as a result of the 7.6% sales volume increase, mainly from the PRD-2000 and a 4.8% reduction in material component costs.

Gross Profit

Gross profit for the nine month period ended April 30, 2011 was $540,722 or 45.8% of revenues versus $474,264 or 43.2% of revenues for the nine month period ended April 30, 2010. The increase in dollar gross profit was mainly due to increase in sales volume for the PDR-2000 for the nine months ended April 30, 2011 over the same nine month period in 2010. The increase in sales for the PDR-2000 can be attributed to increase in units sales and higher unit sales pricing. Gross margin also improved as a result of the material component costs saving achieved through the nine months ended April 30, 2011.

Operating Expenses

General and Administrative: For the nine month period ended April 30, 2011, general and administrative expenses decreased $1,220.340 to $2,097,301 from $3,317,641 for the nine month period ended April 30, 2010. This decrease of approximately 37% can be attributed to the following: (a) Compensation expense, which is comprised of salaries, health insurance, and payroll taxes decreased approximately $1,507,000 for the nine months ended April 30, 2011, to an amount of approximately $516,000 versus approximately $1,531,000 for same prior year nine month period. The decrease in compensation expense was primarily due to the issuance of stock to officers, directors and employees which created a noncash expense of $1,411,200 during the nine months ended April 30, 2010 compared to $0 during the nine months ended April 30, 2011. Also in compensation expense during the nine months ended April 30, 2011 salaries and benefits declined approximately $72,000 compared to the nine months ended April 30, 2010 due to the reductions of salaries from senior management, (b) Professional fees increased approximately $377,000 over the prior year nine months period mainly due to legal fees and accounting fee associated with the restatement of prior filed financial statements.

Research and Development: For the nine month period ended April 30, 2011 research and development costs were $63,613, a decrease of $20,050 versus the prior year total of $83,663. Our research and development costs can mainly be attributed to on-going research in the CM-100, and enhancing the PDR-2000 and GlowWorm products.

Selling Expenses: For the nine month period ended April 30, 2011 selling expenses were $113,243, an increase of $63,822 or 129% versus the prior year total of $49,421. This increase is mainly due to the timing of selling expenditures versus prior year.

Total Other Income and Expenses: For the nine month period ended April 30, 2011, other income/expense was an expense of $1,869,926, a decrease of $24,544,717 versus the nine months ended April 30, 2010 expense amount of $26,414,643. This decrease in other income is primary the result of the loss on derivative financial instrument associated with a subscription agreement entered into in fiscal year 2010. The Company recorded a loss on derivative financial instruments of $24,674,279 for the nine months ended April 30, 2010 as compared to $0 for the nine months ended April 30, 2011. Amortization expenses associated with debt discount and deferred financing fees decreased approximately $453,805 for the nine months ended April 30, 2011 versus the prior year nine month period. Induced conversion costs and interest expense associated with debt conversion also increased approximately $594,000 for the nine month period ended April 30, 2011

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Income (Loss) Applicable to Common Shares
The Company recorded a net loss of $3,618,318 for the nine month period ended April 30, 2011, as compared to a net loss of $29,253,750 for nine month period ended April 30, 2010. The decrease in net loss of approximately $25,635,432 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in a net loss on the derivative financial instrument of $24,674,279. An increase in gross profit margin of approximately $42,702 also contributed to an increase in income, as well as, reduction in operating expenses of approximately $1,176,568 mainly a result of noncash stock compensation of $1,411,200 in first quarter fiscal year 2010. As a result of the foregoing, the Company reported net loss applicable to common shares for the nine months ended April 30, 2011 of ($0.39) basic and diluted loss per share compared to a net loss per common share of ($7.56) basic and diluted loss per share, for the nine months ended April 30, 2010.

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

On February 17, 2010, the Company issued a press release announcing that it had received releases for its PDR 2000 systems valued at $638,000. One of our customers placed one purchase order with the Company for two separate deliveries of the PDR systems totaling $638,000 in revenue. The first shipment was for immediate delivery which commenced February 25, 2010 and completed April 8, 2010. The balance of the shipment was released in January for all digital PDR-2000’s and the remaining analog PDR-2000’s are awaiting technical approval before shipment but is expected in fiscal 2011. The original estimate from the customer for this order was for $936,000 (which was part of the $1,900,000 advance order – as discussed above). The difference between the original estimate of $936,000 and the final order shipped of $638,000 was due to less expensive options and 33 fewer units ordered than estimated. On May 3, 2011, the customer informed the Company that it is canceling the remaining $269,640 on this order.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Status of Certain Press Releases Issued: (continued)

On March 9, 2011, the Company issued a press release announcing that Robert Benou, the chief executive officer and chairman of the Company had made advances to the Company in the amounts of $60,000 on February 8, 2011, $91,350 on February 15, 2011, $30,000 on February 24, 2011 and $30,000 on February 28, 2011. These advances were made to assist the Company in meeting short-term obligations. The advances are payable on demand and do not bear any interest rate and no written agreement was entered into with respect to the advances.

On April 28, 2011, the Company issued a press release announcing that it had received advanced orders for its PDR Systems, from two customers, valued at over $135,000 and $391,000, respectfully, All units included in the $135,000 order have been shipped. Delivery of the units in the $391,000 are scheduled to be shipped in June and July.

LIQUIDITY AND FINANCIAL CONDITION

We have had recurring losses from operations of $1,733,435 and $2,976,461 for the nine months ended April 30, 2011 and 2010, respectively and used cash from operations in the amounts of $899,275 and $1,252,340 for the nine month period ended April 30, 2011 and 2010, respectively. At April 30, 2011, the Company had cash and equivalents of $74,181. On August 13, 2010, an event of default occurred on our outstanding convertible debentures. The Company received a waiver from the note holders and the debentures were converted entirely before January 31, 2011.

At April 30, 2011, the Company had total current assets of $1,056,259 and total current liabilities of $1,241,116, resulting in working capital deficit of $184,857 compared to working capital of $1,508,104 at year ended July 31, 2010. The Company’s current assets consists of $74,181 in cash and cash equivalent, $136,829 in accounts receivable, $755,791 in inventory and $89,458 in prepaid expenses and other current assets. Accounts receivable increased from $67,603 at July 31, 2010 to $136,829 at April 30, 2011. This increase in our accounts receivable is the result of sales increase of $83,795 for the nine months period ended April 30, 2011 and timing of collections.

Cash expenditures have exceeded revenues for the prior year and Management expects this consumption of cash to continue into next year. Our operations have been and will continue to be funded from existing cash balances and private placements of equity funding. During our fiscal year ended July 31, 2010, we raised $2,000,000 from the sale of convertible debentures and $635,070 from the exercise of warrants (See “FINANCING ACTIVITIES”, below). We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $899,275 for the nine months period ended April 30, 2011, as compared to $1,252,340 net cash used in operating activities for the nine month period ended April 30, 2010, a decrease of $353,065, this decrease in use of cash can be attributed to: (a) cash operating expenses increased approximately $396,000 for the nine months period ended April 30, 2011 versus 2010. Offsetting the increases in uses of cash for the nine months ended April 30, 2011 compared to April 30, 2010, were decreases in (b) prepaid expenses, a reduction versus prior year of approximately $232,000, (c) inventory decreased resulting in a reduction change of approximately $90,000, (d) accounts payable and accrued expense increased, resulting in a reduction of approximately $601,000, (e) accounts receivable increased less than the prior nine months in 2010 resulting in lower use of cash of approximately $48,000 and other assets increased approximately $4,000.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INVESTING ACTIVITIES

Net cash used in investing activities for the nine month period ended April 30, 2011 was $5,899 for the purchase of manufacturing equipment. For nine month period ended April 30, 2010 net cash used investing activities was $22,781 also for the purchase of equipment.

FINANCING ACTIVITIES

Net cash provided from financing activities was $266,350 for the nine month period ended April 30, 2011, as compared to $2,345,173 provided in same nine month period in 2010. In the nine month period ended April 30, 2011 the Company received proceeds of $100,000 from sale of common stock and $166,350 from a loan from Company officer. For the nine months ended April 30, 2010, the Company received $2,000,000 related to issuance of convertible debentures and $635,070 related to the excising of warrants and incurred $291,507 in expense associated with the loan debentures.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCING ACTIVITIES (continued)

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

At various times during the nine month period ended April 30, 2011, $1,000,000 of convertible debt and $63,790 of accrued interest was converted into 4,784,933 shares of common stock.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 4. CONTROLS AND PROCEDURES (continued)

Material Weaknesses in Internal Control over Financial Reporting (continued)

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as April 30, 2011, because of the material weaknesses in internal control over financial reporting as discussed below:

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

·	Supplementing existing resources with technically qualified third party consultants.
·	Institute a more stringent approval process for financial transactions
·	Perform additional procedures and analysis for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings – None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the quarter ended April 30, 2011, Note Holders exercised conversion rights to convert $291,809 of principal and $35,769 of interest to 1,108,960 unregistered shares of common stock. In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

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

CONOLOG CORPORATION

Date: June 17, 2011	By /s/ Robert S. Benou

Robert S. Benou
Chief Executive Officer,
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)