Form 10-K
period 2011-07-31
CONOLOG CORP
filed 2011-11-15
CIK 23503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CONOLOG CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-08174	22-1847286

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

5 COLUMBIA ROAD,
SOMERVILLE, NJ 08876
 (Address of principal executive offices, including zip code)

(908) 722-8081
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on November 15, 2011, based on a closing price of $.07 was approximately $1,140,750.

As of November 15, 2011, the registrant had 17,569,452 shares of its common stock, par value $0.01, outstanding.

CONOLOG CORPORATION
FOR THE FISCAL YEAR ENDED
JULY 31, 2011

INDEX TO REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference in this Form 10-k contain forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements.

The forward-looking statements are based on the beliefs of our management, as well as assumptions made by information currently available to our management. Frequently, but not always, forward-looking statements are identified by the future tense and by words such as “believes’, “expects”, “anticipates”, “intends”, “will”, “may”, “could”, “would”, “projects”, “continues”, “estimates”, or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

PART I

ITEM 1. BUSINESS.

GENERAL INFORMATION

Conolog Corporation (the “Company”, “Conolog”, “we”, “us”, “our”) is engaged in the design, production (directly and/or through subcontractors) and distribution of small electronic and electromagnetic components and sub-assemblies for use in telephone, radio and microwave transmission and reception and other communication areas that are used in both military and commercial applications. Our products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets.

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

During the year ended July 31, 2001, we formed a wholly owned subsidiary, Lonogoc Corporation (Currently inactive). In August, 2000, Lonogoc Corporation purchased the assets of Independent Computer Maintenance Corporation, which provided installation, maintenance, and troubleshooting of computer systems and networks. On October 22, 2002, we entered an agreement to rescind the Asset Purchase Agreement between us and Independent Computer Maintenance Corporation. Under the rescission agreement, Conolog and its subsidiary agreed to transfer all assets previously purchased pursuant to the Asset Purchase Agreement, to the extent they still exist, to the former seller. The return of the purchase price paid for the assets was $600,000, $300,000 in cash at closing, a note, which is secured by a first mortgage on a condominium, for $150,000 bearing an interest rate of 7.5% of which will be paid over 24 months in equal monthly installments of $6,750 per month beginning December 2002, and an unsecured note receivable for $137,350 payable over 10 years beginning December 2004 bearing an interest rate of 5%. During fiscal 2009, the maker of the note stopped making payments on this note receivable and the Company reserved $83,100 at July 31, 2009. During fiscal 2010 the maker of the note made only one payment of $1,610. The Company filed legal action and a Judgment was granted in favor of the Company. On March 28, 2011, the Company entered into a settlement agreement with Independent Computer Maintenance Corporation in which the Company received a payment of $10,000. This case is now closed.

In March 2004, we ceased operating our staffing business. The assets of our wholly-owned subsidiary, Nologoc, Inc.

trading as Atlas Design, were sold to the subsidiary’s Vice President. In consideration of the sale, we received $34,000 in cash.

PRODUCTS

Since 2004, we have been engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by us); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by us) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic “networks” which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, and (vii) multiplexer supervisory controls, which enable callers with high volumes of supervisory data to transmit on fewer phone lines.

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

MARKETING AND SALES

In general, our products are marketed through telemarketing, customer contacts by our President and through independent manufacturing sales representatives and distributors.

COMPETITION

The market for our products is very competitive. There are several companies engaged in providing similar services and in manufacturing products similar to those produced by us, most of which are substantially larger and have substantially greater name recognition or greater financial resources and personnel. The major competitive factors include availability of personnel, product quality, reliability, price, service and delivery. Competition is expected to continue and intensify. The market is also characterized by rapid technological changes and advances. We would be adversely affected if our competitors introduced technologically superior products or offered these products and services at significantly lower prices than our products. Our significant competitors are SL Industries, ABB and Siemens.

LARGEST CUSTOMERS

Our major customers during fiscal 2011 and 2010:

	2011		2010

Customer 1	$747,457	44.2%	$133,658	11.3%
Customer 2	453,238	26.8%	67,555	5.7%
Customer 3	173,092	10.2%	376,138	31.9%

	$1,373,787	81.2%	$577,351	49.0%

Total Product Revenues	$1,691,852	100.0%	$1,178,673	100.0%

None of these customers has or had any material relationship other than purchasing our products.

As of July 31, 2011 we had fulfilled all outstanding orders and had no backlog for PDR-2000 systems and military sales for the fiscal year ended July 31, 2011.

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

WARRANTY AND SERVICE

The Company provides a twelve-year warranty on all commercial products and is required by government regulation to design and produce military products with a minimum 25-year operating life in addition to shelf life. The Company, at its option, repairs or replaces products that are found defective during the warranty period provided proper preventive maintenance procedures have been followed by customers. Repairs that are necessitated by misuse of such products are not covered by our warranty. In cases of defective products, the customer typically returns them to our facility in Somerville, New Jersey. Our service personnel then replace or repair the defective items and ship them back to the customer. Generally all servicing is completed at our plant and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts.

RESEARCH AND DEVELOPMENT

New Products –

“GlowWorm” Fiber Optic Detector, an independent standalone product for detection of fiber optic cable failures without the need to cut the cable, was introduced in September 2010. The Company has a Patent Pending on this product. Marketing is being focused on non-traditional Conolog customers and the Company hopes to begin sales in 2012.

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

EMPLOYEES

As of July 31, 2011, we employed 15 people on a full-time basis, including three in management, one in sales, one clerical, one in purchasing, three in engineering and quality control and six in production. We have enjoyed good labor relations.

None of our employees are represented by a labor union or bound by a collective bargaining agreement. We have never suffered a work stoppage. We believe our future success will depend, in part, on our continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2. PROPERTY.

Our principal executive offices are located at 5 Columbia Road, Somerville, New Jersey. The space consists of approximately 7,000 square feet of which approximately 5,000 square feet is dedicated to manufacturing, production and testing and approximately 2,000 square feet is dedicated to administrative and storage needs. Our current monthly rent expense is $6,380. In the opinion of management, the space is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4 - RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

MARKET PRICE FOR COMMON STOCK

The Company’s Common Stock is listed on the OTCQB under the under the symbol “CNLG.PK.” The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Common Stock

Fiscal Year 2011	High	Low

First Quarter	0.92	0.50
Second Quarter	0.65	0.30
Third Quarter	0.38	0.10
Fourth Quarter	0.12	0.07

Common Stock

Fiscal Year 2010	High	Low

First Quarter	3.24	0.97
Second Quarter	2.75	1.25
Third Quarter	4.72	1.35
Fourth Quarter	1.70	0.65

As of July 31, 2011, the Company’s Common Stock was held by approximately 410 shareholders of record. Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(b) Holders

As of July 31, 2011, there are approximately 410 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

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

		N/A	158*

Equity compensation plans not approved by security holders	N/A	—	—

Total	—	—	158

*Represents retroactive application of reverse stock splits.

ITEM 6. SELECTED FINANCIAL DATA

The Company does not have any significant trends in its financial condition or results of operations to be disclosed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company cautions readers not to place undue reliance on any such statements and that the Company’s actual results for future periods could differ materially from those anticipated or projected. Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The following discussion should be read in conjunction with our consolidated financial statements and related notes included as part of this report.

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

Results of Operations

Year Ended July 31, 2011 Compared with the Year Ended July 31, 2010

Operating Revenues:

The majority of the Company’s sales revenue has been generated from sales of the PDR-2000 Teleprotection products. Our total sales revenue increased approximately $513,000 or 43.5% for the fiscal year ended July 31, 2011 to $1,692,000, compared to total revenues of approximately $1,179,000 for the fiscal year ended July 31, 2010. Our PDR-2000 sales increased approximately $725,500 or 97% over the prior year. The increase in our PDR-2000 sales revenues was partially offset by sales declines in all of our other lines of products. PTR-1500 decrease approximately $19,700 or 36% as customers are switching from old analog technology to digital technology, telemetry sales decline of approximately $90,350 or 50% due natural rhythm of our markets, we expect this category to further decline in the coming years, military sales decreased approximately $93,300 due to a military supply contract being completed in the beginning of 2011 and cut backs in the governments military spending for 2011. Spare parts and other sales make up the remaining decrease of approximately $11,000 as compared to the prior year.

Sales changes by product line for the fiscal years ended July 31, 2011 and 2010.

Products sold	2011	% to total	2010	% to total	$ change	% chg

PDR-2000 digital teleprotection	$1,475,000	87%	$749,500	64%	$725,500	97%
PTR-1500 analog teleprotection	35,000	2%	54,700	5%	(19,700)	-36%
Telemetry equipment	91,000	5%	181,350	15%	(90,350)	-50%
Military Sales	77,200	5%	170,500	14%	(93,300)	-55%
Spare parts	6,000	0%	24,000	2%	(18,000)	-75%
Freight	11,952	1%	3,923	0%	8,029	205%
Discounts	(4,300)	0%	(5,300)	0%	1,000	-19%

Net Sales Revenues	$1,691,852	100%	$1,178,673	100%	$513,179	44%

Cost of Revenue:

Total product cost of goods sold for the fiscal year ended July 31, 2011 amounted to approximately $1,175,000 compared to approximately $694,600 for the fiscal year ended July 31, 2010, an increase of approximately $480,400 or 69.%. The increase in cost of goods sold is a result of the following: (a) sales volume increased 44% versus the prior year resulting in an expected volume increase in cost of goods of approximately $269,400; (b) costs used in material and labor increased slightly but with the additional sales volume material and labor associated manufacturing increased approximately $236,000; (c) inventory obsolescence expense for the year ended July 31, 2011 was $50,000 compared to approximately $75,500 for fiscal year 2010, a decline of approximately $26,000. This decline in the obsolescence expense can be attributed to significant write-down of inventory taken in 2010 due to significant quantities of inventory that were purchased in prior years and now qualified per the Company’s inventory policy to be written-off in 2010.

Gross Profit

The decline in our gross profit percentage of 30.6% for the fiscal year ended July 31, 2011, from 41.1% for the fiscal year 2010 can be attributed to mainly lower sales margins achieved in fiscal year 2011 versus the prior year for our largest selling item the PDR-2000, the lower sales margin for the PDR-2000 was mainly due to one order shipped in the second quarter 2011 which had 8% margin versus our normal margin of approximately 40% to 42% due to securing a contract in a competitive bid. Material costs and direct labor costs associated with manufacturing increased slightly but the majority of the decline in the gross profit in 2011 was due to sales pricing.

Operating Expenses:

General and Administrative: For the fiscal year ended July 31, 2011, general and administrative expenses decreased approximately $1,074,000 to $2,685,000 from approximately $3,759,000. This decrease of approximately 28.6% can mostly be attributed to a reduction in Employee Stock Compensation Expense of approximately $1,448,000, which was offset by (a) an increase of approximately $211,000 in Professional Fees due to the restatement of financial data for the fiscal years ended July 31, 2009 and July 31, 2010 and, (b) all other costs associated with non-overhead manufacturing, such as rent, utilities, and telephone increased approximately $162,000.

Research and Development: For the fiscal year ended July 31, 2011 research and development costs were approximately $68,000, a decrease of approximately $72,000 as compared to the prior year total of approximately $140,000. Our research and development costs can mainly be attributed to enhancing the PDR-2000 and GlowWorm products.

Selling Expenses: For the fiscal year ended July 31, 2011 selling expenses were approximately $266,000, an increase of approximately $149,000 versus the prior year total of approximately $117,000, mainly due to the increase in Commission Expense related to increased sales.

Total Other Income and Expenses:

For the fiscal year ended July 31, 2011, other income/expense was expense of approximately $1,817,000, a decrease of approximately $19,698,000 as compared to the fiscal year ended July 31, 2010. This large decrease in other expense is primarily a result of recording a derivative liability associated with a subscription agreement entered into in fiscal year 2010. The subscription agreement entered into on August 3, 2009, had a conversion feature embedded in the Company’s convertible debt and certain warrants that required the recording of a loss on derivative financial instruments in the amount of approximately $18,959,000 in fiscal year 2010.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2010 and 2009, the Company entered into agreements to sell up to $5,594,000 and $4,757,000 of its unused tax losses. The Company received net proceeds of $284,703 and $376,819 during the fiscal years ended July 31, 2010 and 2009 respectively, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the Statement of Operations for 2010 of $137,131 consists of the proceeds received from the sale of the Company’s NJ NOL’s offset by the unrecorded tax provision due to uncertain tax positions of $135,000. In the fiscal year ended July 31, 2011, the Company did not receive any proceeds from the sale of its NOL’s.

Net Loss:

The Company recorded a net loss of approximately $4,323,000 for the fiscal year ended July 31, 2011, as compared to a net loss of approximately $24,911,000 for fiscal year ended July 31, 2010. The decrease in net loss of approximately $20,588,000 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in a loss on derivative financial instrument of approximately $18,959,000. For the fiscal year ended July 31, 2011 gross profit increased approximately $33,000, general and administrative costs were approximately $1,074,000 lower than the prior fiscal year, research and development was also down versus the prior period in the approximate amount of $72,000 but selling expense was approximately $149,000 higher. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.43) basic and diluted loss per share compared to ($5.36) basic and diluted loss per share for the fiscal year ended July 31, 2010.

Status of Certain Press Releases Issued:

On January 11, 2011, at the Annual Meeting of Shareholders of the Company, the Company’s shareholders approved the election of Robert S. Benou, Marc R. Benou, Louis S. Massad, Edward J. Rielly and David M. Peison as directors to the Company’s board of directors.

On February 1, 2011, the Company issued a press release announcing that it had been delisted from the NASDAQ system and its securities would be traded in the OTC market going forward.

On February 28, 2011, the Company issued a press release announcing that it had received advanced orders in January for its PDR Systems valued at over $302,000. Units valued at $290,000 were shipped throughout February and March of 2011.

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

On April 28, 2011, the Company issued a press release announcing that it had received advanced orders in February and March for its PDR Systems valued at over $135,000. Units valued at $119,500 were shipped throughout March and April of 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring losses from operations and used cash from operation in the amount of approximately $1,056,000 and $1,637,000 for the years ended July 31, 2011 and 2010, respectively. At July 31, 2011, the Company had cash and equivalents of $7,907. On August 13, 2010, an event of default occurred on our outstanding convertible debentures. The Company received a waiver from the note holders and the debentures were converted entirely before January 31, 2011.

At July 31, 2011, the Company had total current assets of approximately $900,000 and total current liabilities of approximately $1,666,000, resulting in working capital deficit of approximately $766,000 compared to working capital of approximately $1,508,000 at year ended July 31, 2010. The Company’s current assets consists of $7,907 in cash and cash equivalent, approximately $476,000 in accounts receivable, $389,000 in inventory and approximately $26,000 in prepaid expenses and other current assets. Accounts receivable increased from approximately $68,000 at July 31, 2010 to approximately $476,000 at July 31, 2011, resulting from a sales increase of approximately $513,000 for the fiscal year ended July 31, 2011 and the timing of collections.

The Company entered into subscription agreements, as amended, with 14 accredited investors for the issuance and sale of an aggregate of 5,114,072 shares in the Company’s common stock, par value $.01 per share for an aggregate purchase price of $0.10 per share. On October 6, 2011, the Company received proceeds of $511,407 from the subscribers in connection with the Private Placement. The Company intends to use the proceeds of the placement for general corporate purposes, including general and administrative expenses.

Cash expenditures have exceeded revenues for the prior year and Management expects this consumption of cash to continue into next year. Our operations have been and will continue to be funded from existing cash balances and private placements of equity funding. During our fiscal year ended July 31, 2011, we have raised $100,000 from the sale of common stock and $316,350 from loans made to the company by Robert Benou. Mr. Benou has received repayments totaling $60,000 during the fiscal year ended July 31, 2011. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was approximately $1,056,000 for the fiscal year ended July 31, 2011, as compared to approximately $1,637,000 net cash used in operating activities for the fiscal year ended July 31, 2010, a decrease of approximately $581,000. This decrease in use of cash can be attributed to: (a) cash generated from operational activity decreased approximately $786,000 from the prior year, (b) accounts receivable increased due to the timing of collections, creating a use of cash of approximately $620,000, (c) offsetting these increase in use of cash was reduction of inventory which generated approximately $776,000 in cash, (d) increase in accounts payable and accrued expenses over the prior year resulted in an increase of cash of approximately $1,013,000, and (e) prepaid expense also decrease generating approximately $260,000 in cash.

INVESTING ACTIVITIES

Net cash used in investing activities for the fiscal year ended July 31, 2011 was approximately $5,900 for the purchase of manufacturing equipment. For the fiscal year ended July 31, 2010 net cash used investing activities was approximately $23,000 also for the purchase of equipment.

FINANCING ACTIVITIES

Net cash provided from financing activities was approximately $356,000 for the fiscal year ended July 31, 2011, as compared to approximately $2,345,000 provided in the same twelve month period in 2010. In the fiscal year ended July 31, 2011 the Company received proceeds of $100,000 from sale of common stock and $316,350 from loans from a Company officer. Repayments of $60,000 were made against the loans during the fiscal year ended July 31, 2011. For the twelve months ended July 31, 2010, the Company received $2,000,000 related to the issuance of convertible debentures and $635,070 related to the excising of warrants and incurred $291,507 in expense associated with the loan debentures.

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

As a result, of the June 18, 2010 amendments the embedded conversion features of the debentures and the warrants were considered indexed to the Company’s stock. Accordingly, the outstanding derivative liabilities were reclassified to additional paid in capital at their fair value on June 18, 2010 with the change in fair value being recorded in the consolidated statement of operation.

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

On December 1, 2010, the Company reduced the conversion price on its February 2010 debentures from $0.60 to $0.30. As a result of the reduction in the conversion price, an aggregate $1,000,000 of the February 2010 Debentures and $63,790 of accrued interest were converted in shares of common stock. The Company recognized an induced conversion cost of $649,147 related to these conversions

On December 8, 2010, the Company reduced the exercise price of its outstanding Class C Warrants from $0.50 to $0.10. As a result of the reduction of the exercise price the Company recognized additional interest expense in the amount of $65,253.

At various times during the fiscal year ended July 31, 2011, $1,000,000 of convertible debt and $63,790 of accrued interest was converted into 3,562,999 shares of common stock.

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

WARRANTY

The Company provides a twelve-year warranty on its commercial products and 25 years on its military products: the warranty covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period provided proper preventive maintenance procedures have been followed by customers. Repairs necessitated by misuse of such products are not covered by our warranty. In cases of defective products, the customer typically returns them to the Company’s facility in Somerville, New Jersey. The Company’s service personnel will replace or repair the defective items and ship them back to the customer. All servicing is completed at the Company’s main facility and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts. Our warranty costs have historically been insignificant and therefore a provision was not warranted. Management continues to monitor the costs and will provide a warranty provision if circumstances change.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

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

Management does not believe that any other recently issued, but not currently effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Conolog Corporation, together with notes and the Independent Registered Public Accountants’ Reports, begin on page F-1, immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 23, 2010 the Company engaged Withum Smith+Brown, PC (“Withum”) to serve as the Company’s independent registered public accounting firm. On March 3, 2011, Conolog Corporation (the “Company”), dismissed Withum Smith+Brown, PC (“Withum”), and engaged Wolinetz, Lafazan & Company, P.C. (“Wolinetz”) as the Company’s independent registered public accounting firm. The decision to dismiss Withum and engage Wolinetz was approved by the audit committee of the Company’s board of directors on March 3, 2011.

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

ITEM 9A CONTROLS AND PROCEDURES

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

During evaluation of disclosure controls and procedures as of the end of the period covered by this report, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several material weaknesses were identified. As a result of the material weaknesses, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, the Company’s disclosure controls and procedures were ineffective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of internal control over financial reporting, management believes as of July 31, 2011, the Company’s internal control over financial reporting was not effective due to the following material weaknesses:

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

•	The Company lacks adequate segregation of duties control concerning Information Technology (“IT”).
•	IT personnel perform accounting transactions, programming function and controls security function with the Company for IT.
•	The Company lacks appropriate environmental controls needed to ensure the security and reliability of IT equipment.
•	The Company lacks adequate journal entry approval and disclosure controls needed to identify and prevent misstatements in the consolidated financial statements and accompanying footnotes.
•	The Company’s control environment does not have adequate segregation of duties; the Company only had one person performing all accounting-related on-site duties.

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

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of July 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2011 and 2010, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended July 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at [October 26, 2011]:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Robert S. Benou	76	Chairman, CEO, CFO, Director	February 1968
Marc R. Benou	42	President	March 1995
Louis S. Massas	74	Director	April 1995
Edward J. Reilly	42	Director	January 1998
David M. Peison	42	Director	October 2004
Michael Horn	58	Director	August 2011

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

David M. Peison

David M. Peison has been a Director of the Company since October 2004. Since 2005, Mr. Peison has been vice president with the emerging markets division of HSBC. From 2002 until 2005, Mr. Peison was with Deutsche Bank’s global markets division in New York City. From 1992 to 2000, Mr. Peison was in a Private Law Practice in Florida and New York City. Mr. Peison holds an MBA from Emory University in Atlanta, Ga., a JD from The Dickinson School of Law of Pennsylvania State University and is admitted to Florida, New York and Massachusetts Bars. Mr. Peison obtained his BA degree from Lehigh University in Bethlehem, Pa. Mr. Peison’s business management and financial experience and knowledge led to the conclusion that Mr. Peison should serve on the Board of Directors, given the Company’s business and structure

Michael Horn,

Michael Horn has been a Director of the Company since August 2011. Mr. Horn has over 30 years of experience in Information Technology senior management. Mr. Horn has served as the Managing and Operating Partner of VAR Direction LLC, Inc., a management and financial consulting firm, from 2002 through the present. Mr. Horn served as Chief Executive Officer of AccountMate Software, Division of Softline, N.A., a publisher of accounting software, from 2001 to 2002. From 1980 through 2001, Mr. Horn was the Chief Executive Officer of MIBAR Computer Services, a value added reseller and developer of software.

Board of Directors

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

Family Relationships

Our Chief Executive Officer, Robert S. Benou is the father of our President, Marc R. Benou. There are no other family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Audit Committee

The Company’s Board of Directors has determined that David M. Peison is the Audit Committee’s Financial Expert and that he is “independent” as defined under National Association of Securities Dealers Automated Quotations system.

The Company has a standing Audit Committee, the members of which are, Louis Massad, Edward J. Rielly and David M. Peison.

Changes in Nominating Procedures

None.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2011, were timely.

Code of Ethics

The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to and accrued by each executive officer during the prior three fiscal years.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options /SARs	LTIP Payouts	Other
Robert Benou	2011	$439,167	$—	$—	—	$—	$—	$12,000	*
Chief Executive Officer
Chief Financial Officer, Director	2010	$259,749	$—	$—	403,200	$—	$—	$28,000	*

	2009	$110,833	$—	$—	—	$—	$—	$16,000	*

Mark Benou	2011	$252,200	$—	$—	—	$—	$—	$—
President, COO, Secretary,
Director
	2010	$238,200	$—	$—	403,200	$—	$—	$—

	2009	$208,516	$—	$—	—	$—	$—	$—

*	Car allowance

Name	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying of Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Benou	0	0	0	0	0	0	0	0	0

Marc Benou	0	0	0	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2011 was $450,000 ((a) actual 2011 salary drawn was $0, (b) $105,000 has been forgiven by Mr. Benou and he does not hold the Company liable for this amount, (c) $334,167 has been accrued for potential payment in the future). Mr. Benou’s annual base salary increases by $20,000 annually on January 1 st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

Mr. Marc Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002,

which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2011 was $260,200 ((a) actual 2011 salary drawn was $63,842, (b) $19,208 has been forgiven by Mr. Benou and he does not hold the Company liable for this amount, (c) $169,150 has been accrued for potential payment in the future). He receives annual increases of $6,000 on January 1 st of each year. Mr. Benou is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause.

COMPENSATION OF DIRECTORS

No director of the Company receives any cash compensation for their services as such, but directors may receive stock options pursuant to the Company’s stock option plan and grants of the Company’s common stock. Currently, the Company has three directors who are not employees, Messrs. Louis Massad, David Peison and Edward Rielly. No cash or stock compensation has been granted to any director during the year ended July 31, 2011.

RISK MANAGEMENT

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

This table is prepared based on information supplied to us by the listed security holders, any Schedules 13D or 13G and Forms 3 and 4, and other public documents filed with the SEC.

Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership at July 31, 2011 is based on 12, 455,380 shares issued and outstanding.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock

Robert S Benou,	CEO, Chairman, Chief Financial, Officer, Director	720,027	5.78%

Marc R. Benou	President, Chief Operating Officer, Secretary and Director	471,250	3.78%

Louis Massasd	Director	37,500	0.30%

Edward J. Reilly	Director	—	—

David M. Peison	Director	64,250	0.52%

Michael Horn	Director	—	—

Officers and Directors Total	6	1,293,027	10.38%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is C/O Conolog Corporation 5 Columbia Road, Somerville, NJ 08876.

Preferred Stock

Name	Beneficial Relationship to Company	Outstanding Preferred Stock	Percentage of Ownership of Preferred Stock

Robert S Benou,	CEO, Chairman, Chief Financial, Officer, Director	—	—

Marc R. Benou	President, Chief Operating Officer, Secretary and Director	—	—

Louis Massasd	Director	—	—

Edward J. Reilly	Director	—	—

David M. Peison	Director	—	—

Michael Horn	Director	—	—

Officers and Directors Total	6	—	—

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

WithumSmith+Brown, PC billed the Company in the aggregate amount of $397,475 for professional services rendered for their audit of our annual financial statements for the fiscal year ended July 31, 2010, the restatement of the financial statements for fiscal year ended July 31, 2009, including the opening balances as of August 1, 2008 and restatement of unaudited quarterly financial statements for the fiscal year ended July 31, 2010 and 2009, also included was their review of the financial statements included in our Form 10-Q for the period ended October 31, 2010. Wolinetz, Lafazan & Company, PC billed the Company in the aggregate amount of $45,088 for professional services rendered for their audit of our annual financial statements for the fiscal year ended July 31, 2011 and their review of the financial statements included in our Forms 10-Q for the periods ended January 31, 2011 and April 30, 2011.

Audit-Related Fees

No fees were billed during the years ended July 31, 2011 and 2010 for assurance and related services by either WithumSmith+Brown, PC or Wolinetz, Lafazan & Company, PC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed during the years ended July 31, 2011 and 2010 for tax compliance, tax advice, or tax planning services by either WithumSmith+Brown, PC or Wolinetz, Lafazan & Company, PC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed to the Company by WithumSmith+Brown, PC or Wolinetz, Lafazan & Company, PC during the years ended July 31, 2011 and 2010 for services not described above.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

PART IV

ITEM 15 – EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation** -

3.1.1	Certificate of Amendment of Certificate of Incorporation - **

3.1.2	Certificate of Amendment of Certificate of Incorporation of DSI Systems, Inc. **

3.1.3	Certificate of Ownership and Merger with respect to the merger of Data Sciences (Maryland) into the Registrant and the change of Registrant’s name from “Data Sciences Incorporated” to “DSI Systems, Inc.”**

3.1.4	Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A Preferred Stock (par value $.50) of DSI Systems, Inc.**

3.1.5	Certificate of the Designation, Preferences and Relative, Participating, Option or Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series B Preferred Stock (par value $.50) of DSI Systems, Inc.**

3.1.6	Certificate of Ownership and Merger of Conolog Corporation (New Jersey) by DSI Systems, Inc.**

3.1.7	Certificate of Amendment of Certificate of Incorporation.**

3.2	Amended By-Laws - incorporated by reference to Exhibit 3(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1981.

4.1	Promissory Note in the amount of $65,000, issued by Conolog Corporation in favor of Robert Benou (incorporated by reference to exhibit 4.1 of the Registrants Current Report on Form 8-K filed with the Commission on August 4, 2011)

4.2

Promissory Note in the amount of $191,350, issued by Conolog Corporation in favor of Robert Benou (incorporated by reference to exhibit 4.1 of the Registrants Current Report on Form 8-K filed with the Commission on August 4, 2011)

Exhibit No.	Description of Exhibits

10.1

Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (incorporated by reference to Exhibit 10.1 of the Registrants Annual Report on Form 10-K filed with the Commission on November 30, 2010).

10.1.1	Amendment Employment Agreement dated February 18, 1999 between Robert Benou and Conolog Corporation (incorporated by reference to Exhibit 10.1.1 of the Registrants Annual Report on Form 10-K filed with the Commission on November 30, 2010).

10.2	Employment Agreement dated June 1, 1997 between Marc Benou and Conolog Corporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 0-8174) as filed with the Commission on September 12, 1997).

10.3	Securities Purchase Agreement by and between the Company and Robert Benou (incorporated by reference to Exhibit 99.1 of the Registrants Current Report on Form 10-K filed with the Commission on January 6, 2011).

10.4	Director Agreement, dated August 12, 2011, by and between the Company and Mr. Michael Horn (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the Commission on August 17, 2011).

10.5	Form of Subscription Agreement by and among Conolog Corporation and the subscribers named therein (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the Commission on October 12, 2011).

10.6	Amendment to Subscription Agreement by and among Conolog Corporation and the subscribers named therein (incorporated by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K filed with the Commission on October 12, 2011).

14.1	Code of Ethics (incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003, filed with the Commission on November 14, 2003)

23.1	Incorporated by reference to the Registrants Registration Statements on Forms S-8 filed on May 25, 2007, July 8, 2008 and February 1, 2010.

23.2	Consent of WithumSmith+Brown, PC*

31.1	Rule 13a-14a/15d-14a Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

32.1	Section 1350 Certification of Robert Benou (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER)*

*	Filed herewith
**	Incorporated by reference to the Registrant’s Statement on Form SB-2 filed with the Securities and Exchange on February 18, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Conolog Corporation

	By:	/s/ Robert S. Benou

November 15, 2011	Chairman, Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

November 15, 2011	/s/Robert S. Benou

Chairman, Chief Executive Officer and
Chief Financial Officer

November 15, 2011	/s/Marc R. Benou

President, Chief Operating Officer, Secretary and Director

November 15, 2011	/s/Louis S. Massad

Director

November 15, 2011	/s/Edward J. Rielly

Director

November 15, 2011	/s/David M. Peison

Director

November 15, 2011	/s/ Michael Horn

Director

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Conolog Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Conolog Corporation and Subsidiaries (“the Company”) as of July 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conolog Corporation and Subsidiaries at July 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a loss from operations in the amount of $2,502,084 for the year ended July 31, 2011 and used cash from operations in the amount of $1,055,549 for the year ended July 31, 2011. In addition, at July 31, 2011 the Company has a working capital deficiency of $765,966 and stockholders’ deficiency of $678,608. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

November 15, 2011

F-1

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

As discussed in Note 3 to the consolidated financial statements for the year ended July 31, 2010, the Company has restated their July 31, 2009 financial statements to correct a misstatement.

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

WithumSmith+Brown, PC

Somerville, New Jersey

November 30, 2010

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31, 2011	July 31, 2010

ASSETS
Current Assets:
Cash and equivalents	$7,907	$713,005
Accounts receivable, net of allowance	476,435	67,603
Inventory, net of reserve for obsolescence	389,489	826,079
Prepaid expenses	25,932	248,297
Other current assets	259	5,000

Total Current Assets	900,022	1,859,984

Property and equipment:
Machinery and equipment	1,362,952	1,357,053
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,083,341
Less: accumulated depreciation	(2,001,882)	(1,987,284)

Net Property and Equipment	87,358	96,057

Other Assets:
Deferred financing fees, net of amortization	—	382,132

Total Other Assets	—	382,132

TOTAL ASSETS	$987,380	$2,338,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$376,636	$150,880
Accrued expenses	1,033,002	201,000
Notes payable - officer	256,350	—

Total Current Liabilities	1,665,988	351,880

Non-Current Liabilities:
Convertible debenture, net of discount of $720,687 at July 31, 2010	—	279,313

Total Liabilities	1,665,988	631,193

Stockholders’ Equity (Deficiency):
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized; 155,000 shares issued and outstanding at July 31, 2011 and 2010, respectively.	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2011 and 2010, respectively;	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 12,455,380 shares issued at July 31, 2011 and 6,967,881 shares issued at July 31, 2010, respectively.	124,554	69,679
Contributed capital	79,971,148	78,088,878
Accumulated deficit	(80,720,673)	(76,397,940)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Equity (Deficiency)	(678,608)	1,706,980

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$987,380	$2,338,173

The accompany notes are an integral part of these consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended July 31, 2011 and 2010

	2011	2010

OPERATING REVENUES
Product revenue	$1,691,852	$1,178,673

Cost of product revenue
Materials and labor used in production	1,125,038	618,990
Inventory obsolesence	50,000	75,564

Total Cost of product revenue	1,175,038	694,554

Gross Profit from Operations	516,814	484,119

Selling, general and administrative expenses
General and adminitsrative	2,685,049	3,759,490
Research and development	68,022	139,951
Selling expenses	265,827	117,323

Total selling, general and admiminstrative expenses	3,018,898	4,016,764

Loss from operations	(2,502,084)	(3,532,645)

OTHER INCOME (EXPENSES)
Loss on derivative financial instruments	—	(18,958,801)
Beneficial conversion feature	—	(457,692)
Incremental consideration for modificationof debt warrants	—	(107,863)
Interest expense	(75,230)	(44,546)
Interest income	339	3,630
Other income - legal settlement	10,000	—
Induced conversion cost	(649,147)	(150,201)
Amortization of debt discount	(720,687)	(1,279,313)
Amortization of financing fees	(382,132)	(520,656)

Total Other Income (Expense)	(1,816,857)	(21,515,442)

Net Loss before income taxes benefit (expense)	(4,318,941)	(25,048,087)

Income tax benefit (expense)	(3,792)	137,331

NET LOSS APPLICABLE TO COMMON SHARES	$(4,322,733)	$(24,910,756)

Net Loss per basic and diluted common share	$(0.43)	$(5.36)

Weighted Average number of common shares outstanding	10,104,933	4,650,113

The accompany notes are an integral part of these consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the Years Ended July 31, 2011 and 2010

	Series A		Series B								Total Stockholders’ Equity
									Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount

Balance at July 31, 2009	155,000	$77,500	1,197	$597	1,842,485	$18,425	$52,221,727	$(51,487,184)	2	$(131,734)	$699,331

Conversion of convertible debenture					1,328,645	13,287	1,024,662				1,037,949
Exercise of warrants					2,746,192	27,462	607,608				635,070
Interest paid with issuance of common stock					50,559	505	39,041				39,546
Shares issued for services to be provided					265,000	2,650	506,150				508,800
Induced conversion costs associated with convertible debt							150,201				150,201
reclassification of derivative liability							21,570,084				21,570,084
Incremental consideration for reduction of exercise price of Series C warrants							107,863				107,863
Common shares issued to officers, directors and employees					735,000	7,350	1,403,850				1,411,200
Beneficial conversion feature on February 2010 debentures in consideration of modifying terms							457,692				457,692
											—
Net loss for the Year								(24,910,756)			(24,910,756)

Balance at July 31, 2010	155,000	$77,500	1,197	$597	6,967,881	$69,679	$78,088,878	$(76,397,940)	2	$(131,734)	$1,706,980

Conversion of convertible debentures and accrued interest					3,562,999	35,630	1,677,307				1,712,937
Issuance of common stock in exercise of Class C warrants in cashless transaction					1,646,723	16,467	(16,467)				—
Sale of common stock to officer					277,777	2,778	97,222				100,000
Forgiveness of officers salary							124,208				124,208
Net loss for the Year								(4,322,733)			(4,322,733)

Balance at July 31, 2011	155,000	$77,500	1,197	$597	12,455,380	$124,554	$79,971,148	$(80,720,673)	2	$(131,734)	$(678,608)

The accompany notes are an integral part of these consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,322,733)	$(24,910,756)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	14,598	27,230
Bad debt expense	32,866	—
Reserve of obsolete inventory parts	(25,000)	(14,000)
Write down of obsolete inventory parts	50,000	89,564
Amortization of deferred financing fees	382,132	520,656
Common stock issued ot officers, directors and employees	—	1,411,200
Amortization of common stock issued for services	80,000	428,800
Induced conversion costs associated with convertible debt and warrants	649,147	150,201
Amortization of discount of convertible debentures	720,687	1,279,313
Beneficial conversion feature	—	457,692
Incremental consideration of modification of warrants	—	107,863
Loss on derivative financial instruments	—	18,958,801
Forgiveness of salaries by officers of company	124,208

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(441,698)	178,377
(Increase) decrease in prepaid expenses	142,364	(117,666)
(Increase) decrease in inventories	411,590	(313,861)
(Increase) in other current assets	4,742	—
Increase (decrease) in accounts payable	225,756	(66,575)
Increase (decrease) in accrued expenses	895,792	176,416

Net cash used in operations	(1,055,549)	(1,636,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,899)	(22,781)

Net cash used in investing activities	(5,899)	(22,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	—	2,000,000
Proceeds from exercise of warrants		635,070
Proceeds from issuance of common stock	100,000	—
Proceeds from officers loans	316,350	—
Payments of loans from officers	(60,000)
Payments for deferred loan costs		(291,507)
Proceeds from note receivable		1,610

Net cash provided by financing activities	356,350	2,345,173

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(705,098)	685,647
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	713,005	27,358

CASH AND CASH EQUIVALENTS - END OF YEAR	$7,907	$713,005

The accompany notes are an integral part of these consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $2,502,084 and $3,532,645 for the years ended July 31, 2011 and 2010, respectively, and used cash from operations in the amounts of $1,055,549 and $1,636,745 for the years ended July 31, 2011 and 2010, respectively. At July 31, 2011, the Company had a working capital deficiency of $765,966 and a stockholders deficiency of $678,608. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At July 31, 2011 the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at July 31, 2011 and 2010 was $1,000 and $1,000, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Two customers accounted for approximately 93% and 4% of accounts receivable as of July 31, 2011. Two customers accounted for approximately 50% and 31% of accounts receivable as of July 31, 2010. The credit evaluation process has mitigated the credit risk.

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

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three and seven years. Depreciation was $14,598 and $27,230 for the years ended July 31, 2011 and 2010, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible Debentures. As of July 31, 2011 and 2010, $0 and $382,132, respectively of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $382,132 and $520,656 for years ended July 31, 2011 and 2010, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective August 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Codification Topic 815-40-15-5, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock” (“FASB ASC 815-40-15-5”). FASB ASC 815-40-15-5 provides guidance in assessing whether an equity linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the equity-linked instrument (or embedded feature) qualifies as a derivative instrument. We have determined that our convertible Debentures and certain of our warrants issued after the adoption of FASB ASC 815-40-15-5 contain features that are not indexed to our own stock and therefore, were classified as derivative instruments. Upon adoption of FASB ASC 815-40-15-5 we did not record a cumulative effect of a change in accounting principle as it did not apply to any outstanding convertible Debentures or warrants at that time.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $68,022 and $139,951 for the years ended July 31, 2011 and 2010, respectively.

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

Warranty

The Company provides a twelve-year warranty on its commercial products and 25 years on its military products; the warranty covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period provided proper preventive maintenance procedures have been followed by customers. Repairs necessitated by misuse of such products are not covered by our warranty. In cases of defective products, the customer typically returns them to the Company’s facility in Somerville, New Jersey. The Company’s service personnel will replace or repair the defective items and ship them back to the customer. All servicing is completed at the Company’s main facility and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts. Our warranty costs have historically been insignificant and therefore a provision was not warranted. Management continues to monitor the costs and will provide a warranty provision if circumstances change.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $15,000 and $72,329 for the years ended July 31, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $16,545 and $37,416 for the years ended July 31, 2011 and 2010, respectively.

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

Income Taxes

The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely. The guidance also requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. Based on the Company’s evaluation, management has concluded that there are significant uncertain tax positions requiring recognition in the consolidated financial statements with respect to the sale of the Company’s New Jersey Net Operating Loss Carryovers. In the event the Company receives an assessment for interest and/or penalties by major tax jurisdiction it would be classified in the financial statements as general and administrative expense. See note 4, Income taxes.

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended 2010, the Company entered into agreements to sell its unused NOLs. Recognition of this asset and income have been in accordance with the guidance of SAB Topic 13 and are recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. The Company did not have any dilutive securities for the year ended July 31, 2011 and 2010. Potentially dilutive securities at July 31, 2011 consist of 982,837 common shares from outstanding warrants and 155,006 common shares from preferred stock. Potentially dilutive securities at July 31, 2010 consist of 2,939,036 common shares from outstanding warrants, 1,666,667 common shares from convertible debt and 155,006 common shares from preferred stock.

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

Future Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future Impact of Recently Issued Accounting Standards (continued)

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
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

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

NOTE 3- INVENTORY

Inventory consisted of the following as of July 31, 2011 and 2010

	2011	2010

Finished goods	$162,507	$587,835
Work-in-process	87,664	83,441
Raw materials	188,318	228,803

	438,489	900,079
Less Inventory reserve	49,000	74,000

Inventory, net	$389,489	$826,079

The Company, on an annual basis, reviews finished goods and raw material inventory on-hand and provides a reserve for obsolete product based on the results of the review.

As of July 31, 2011 and 2010, inventory reserves amounted to $49,000 and $74,000, respectively. For the years ended July 31, 2011 and 2010, inventory written off as obsolete, amounted to $50,000 and $89,565, respectively, and was charged to cost of sales.

NOTE 4 – INCOME TAXES

     The income tax (benefit) is comprised of the following:

	2011	2010

Current:
Federal	$—	$—
State	3,792	(137,331)
Deferred:
Federal	—	—
State	—	—

Total tax benefit	$3,792	$(137,331)

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 4 – INCOME TAXES (continued)

          The U.S. federal statutory income tax rate is reconciled to the effective rate at July 31, 2011 and 2010, as follows:

	2011	2010

Income tax expense at U.S. federal statutory rate	(34.0%)	(34.0%)
New Jersey state statutory rate	(5.8%)	(5.8%)
Change in valuation allowance	22.6%	2.3%
Loss on derivative financial instruments	0.0%	30.1%
Common stock issue for services	0.7%	2.9%
Amortization of debt discount and deferred financing fees	10.2%	2.9%
Benefits and modification of debt	0.0%	.9%
Induced conversion cost	6.2%	.2%

Effective tax benefit	0.1%	(0.5%)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended July 31, 2010, the Company entered into agreements to sell up to $5,594,000 of its unused tax losses. The Company received net proceeds of $284,703 during the fiscal year ended July 31, 2010, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the Statement of Operations consists of the proceeds received from the sale of the company’s NJ NOL’s offset by the unrecorded tax benefit due to uncertain tax positions of $135,000 in 2010.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses. The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

At July 31, 2011 and 2010, the Company has net operating loss carry forward for federal income tax purpose of approximately $29,218,000 and $26,890,000 respectively, which is available to offset future Federal taxable income through 2030. At July 31, 2011 and 2010, the Company has net operating loss carryforward toward state income tax purposes of approximately $9,223,000 and $6,900,000 respectively, to offset future state taxable income through 2030.

There was a provision for income taxes of $3,792 for the year ended July 31, 2011 and no provision for income taxes for the year ended July 31, 2010. The Company has no open tax years prior to 2006 for the State of New Jersey and 2003 for the federal income tax purposes which are subject to examination.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 4 – INCOME TAXES (continued)

          The components of the net deferred tax assets (liabilities) at July 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax asset
Net operating loss	$10,689,000	$9,708,000
Reserves	20,000	63,000

Total deferred tax assets	10,709,000	9,771,000

Deferred tax liability	—	—

Net deferred tax asset	10,709,000	9,771,000

Less: Valuation allowance	(10,709,000)	(9,771,000)

Net deferred tax asset	$—	$—

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded 100% of the deferred tax asset to a valuation allowance as of July 31, 2011 and July 31, 2010.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company evaluates these unrecognized tax benefits each reporting period. As of July 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135,000. The unrecognized tax benefit is the result of the Company’s position to deduct the write off of the obsolete inventory for income tax purposes. The Company maintains some of its obsolete inventory utilization in repairing its products previously sold in accordance with the Company’s warranty program.

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

July 31, 2011

Balance at beginning of period	$135,000

Additions based on tax positions related to current year	—

Balance at end of period	$135,000

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 4 – INCOME TAXES (continued)

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

The Company has recorded accrued interest of $16,000 and $5,000 as of July 31, 2011 and 2010, respectively which has been included in accrued expenses in the Balance Sheet. During the fiscal year ended July 31, 2011 and 2010, the Company has included $11,000 and $5,000, respectively of interest expense in the statement of operations.

NOTE 5– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For tax year 2011 and 2010 this maximum allowable deferred contribution was $16,500 ($22,500 for employee over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company made matching contributions to the plan of $0 for both the fiscal years ended July 31, 2011 and 2010, respectively.

NOTE 6– STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Series A Preferred Stock provides 4% cumulative dividends, which were $130,083 ($0.84 per share) and $126,983 ($0.82 per shares) in arrears at July 31, 2011 and 2010, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $207,583 and $204,483 at July 31, 2011 and 2010, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $43,173 ($36.06 per share) and $42,096 ($35.17 per share) in arrears at July 31, 2011 and 2010, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $61,131 and $60,051 at July 31, 2011 and 2010, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 6– STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

On January 6, 2011, Conolog Corporation (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Robert Benou, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, pursuant to which the Company sold to Robert Benou a total of 277,777 shares of its Common Stock at a price per share of $0.36 for an aggregate purchase price of $100,000.

At various times during the years ended July 31, 2011 and 2010, $1,000,000 and $1,037,949 of convertible debt, respectively, were converted into 3,333,333 and 1,328,645 shares of common stock, respectively.

At various times during the years ended July 31, 2011 and 2010, $88,177 and $39,546 of interest expense, respectively, were converted into 229,666 and 50,559 shares of common stock, respectively.

At various times during the years ended July 31, 2011 an aggregate 1,955,782 Class C Warrants were exercised in cashless exercises into 1,646,723 shares of common stock.

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

During the year ended July 31, 2010, the Company issued 265,000 common shares to consultants for services to be provided. The common shares were valued at $508,800 for the year ended July 31, 2010.

During the years ended July 31, 2010, the Company issued 735,000 common shares to officers, directors and employees as compensation. The common shares were valued at $1,411,200 for the year ended July 31, 2010.

During the year ended July 31, 2010, investors were issued 2,746,192 common shares for the exercise of warrants. The Company received proceeds of $635,070 from the exercise of these warrants during the years ended July 31, 2010.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 6– STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Strike Price	Expiration Date

2/18/2005 Warrants	6,321	$150.00	2/18/2010
7/16/2005 Warrants	12,000	$202.70	7/16/2010
1/19/2006 Warrants	417	$25.00	1/19/2011
3/12/2007 Warrants	84,750	$21.00	3/12/2012
11/2/2007 Warrants	33,355	$33.20	11/2/2012

Outstanding Balance at July 31, 2009	136,843

Issued:
Class A Warrants	2,564,102	$1.12	8/3/2014
Class C Warrants	2,564,104	$1.12	2/26/2015
Selling Agent Warrants	256,410	$1.12	8/3/2014
Selling Agent Warrants	256,410	$1.12	2/26/2015

Exercised:
Class A Warrants	(1,929,032)	$0.01	8/3/2014
Class A Warrants	(635,070)	$1.00	8/3/2014
Selling Agent Warrants	(256,410)	$1.12	8/3/2014

Cancelled:
2/18/2005 Warrants	(6,321)	$150.00	2/18/2010
7/16/2005 Warrants	(12,000)	$202.70	7/16/2010

Outstanding Balance at July 31, 2010	2,939,036

Exercised:
Class C Warrants	(1,955,782)	$1.12	2/26/2015

Cancelled:
2/18/2005 Warrants
1/19/2006 Warrants	(417)	$25.00	1/19/2011

Outstanding Balance at July 31, 2011	982,837

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

The above table excludes our Class B warrants for which 40,000 were issued and 10,000 were exercised during the year ended July 31, 2010. During the fiscal year ended July 31, 2010, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same revised terms as the August 2009 Debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase 10,256,416 shares of the Company’s Common Stock with an exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. The Class B Warrants expire on January 30, 2013.

All of our outstanding warrants (with the exception of the Class B warrants) contain a cashless exercise provision, whereby, the holder is entitled to receive a number of shares of common stock equal to (x) the excess of the market price of our common stock as of the trading day immediately prior to the exercise date over the total cash exercise price of the portion of the warrant then being exercised, divided by (y) the market price of our common stock as of the trading day immediately prior to the date of exercise.

For further information regarding the Company’s warrants please see Notes 9 and 10.

NOTE 7 – NOTES RECEIVABLE

The Company entered into an Agreement to Rescind an Asset Purchase Agreement, dated October 22, 2002. This Agreement requires the repayment of $148,640, consisting of principal and interest accrued to July 31, 2004. Payments of $1,607 (principal of $1,239 and interest at 5% of $368) begin December 30, 2004 and were to have continued monthly until the full balance was repaid. During fiscal 2009, the maker of the note stopped making payments and the Company reserved $83,100 at July 31, 2009. During fiscal 2010 the principal made only one payment of $1,610. The Company filed legal action and a Judgment was granted in favor of the Company. On March 28, 2011, the Company entered into a settlement agreement with Independent Computer Maintenance Corporation in which the Company received a payment of $10,000. This case is now closed.

NOTE 8 – NOTES PAYABLE - OFFICER

On July 28, 2011, Conolog Corporation issued a promissory note in favor of Robert Benou in the principal amount of $191,350, consisting of amounts previously advanced by Mr. Benou to the Company between January 24, 2011 and June 20, 2011. Mr. Benou is the Chief Executive Officer and Chairman of the Company. The Note is payable on demand and does not bear interest. The Note is subject to various default provisions and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under this Note, to become immediately due and payable to Mr. Benou.

On July 28, 2011, Conolog Corporation issued a promissory note in favor of Robert Benou in the principal amount of $65,000, consisting of amounts advanced by Mr. Benou to the Company on July 12, 2011 and July 18, 2011. Mr. Benou is the Chief Executive Officer and Chairman of the Company. The Note is payable on demand and does not bear interest. The Note is subject to various default provisions, and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under the Note, to become immediately due and payable to Mr. Benou.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 9 – CONVERTIBLE DEBENTURES

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
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 9– CONVERTIBLE DEBENTURES (continued)

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

In connection with the August 2009 Debentures entered into on August 3, 2009, the Company paid Garden State Securities, Inc., the selling agent, a cash fee of $100,000 and issued warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The Company recorded the cash fee and the fair value of the warrants issued to Garden State Securities, Inc. plus $40,000 fee paid to an attorney totaling $371,025 as deferred financing costs. The deferred financing costs are being amortized over the term of the August 2009 Debenture agreement. As of July 31, 2011, the remaining balance was $0.

At various times during the fiscal year ended July 31, 2010, an aggregate $1,000,000 of the August 2009 debentures and $36,968 of accrued interest were converted into 1,329,447 shares of the Company’s common stock. As of July31, 2011 and July 31, 2010 the remaining balance of the August 2009 debentures were $0.

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

In connection with the exercise of the Class B warrants and pursuant to a Selling Agent Agreement the Company paid Garden State Securities, Inc., a cash fee of $100,000 and issued Garden State additional warrants to purchase 256,410 shares of the Company’s common stock. The Company calculated the fair value of the warrants on March 3, 2010 to be $380,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.12, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

2.27%. The Company recorded the cash fee and the fair value of the warrants totaling $480,256 issued to Garden State as deferred financing costs. The deferred financing costs are being amortized over the term of the February 2010 Debenture agreement. As of July 31, 2011 the remaining balance was $0.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 9 – CONVERTIBLE DEBENTURES (continued)

February 2010 Debentures (continued)

•	Be instituted by or against the Company or any subsidiary of the Company and if instituted against them are not dismissed within sixty (60) days of initiation
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

On December 1, 2010, the Company reduced the conversion price on its February 2010 debentures from $0.60 to $0.30. As a result of the reduction in the conversion price, an aggregate $1,000,000 of the February 2010 Debentures and $63,790 of accrued interest were converted into an aggregate of 3,562,999 shares of common stock. The Company recognized an induced conversion cost of $649,147 related to these conversions.

As of July 30, 2011 the remaining balance of the February 2010 Debentures were $0.

Event of Default

On June 23, 2010, the Company received a NASDAQ Staff Deficiency Letter. As a result of the NASDAQ Staff Deficiency Letters, an event of default under the February 2010 Debenture occurred. The note holders did not exercise their rights upon an event of default and in December 2010 the Company received a waiver from note holders.

NOTE 10 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS

Embedded Conversion Feature of August 2009 Debentures

The August 2009 Debentures contained a provision whereby we have the obligation to reduce the conversion price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the conversion price of the August 2009 Debentures. Accordingly the embedded conversion feature was accounted for as a derivative liability. The Company calculated the fair value of the embedded conversion feature on August 3, 2009 and September 24, 2009 (commitment dates) to be $1,466,538 ($1,000,000 of which was recorded as debt discount and $466,538 was recorded as a loss on derivative financial instruments) using the Black-Scholes option pricing model. The weighted average assumptions used in computing the fair values are a closing stock price of $1.83, expected volatility of 117.4% over the remaining contractual life of one year and five months and a risk free rate of 2.46%. At various times throughout the three months ended October 31, 2009, the holders of the August 2009 Debentures converted $221,256 of the debentures into common shares of the Company’s stock. At each conversion date the Company marked to market the fair value of the derivative and reclassified it to additional paid in capital. The amounts reclassified to additional paid in capital aggregated $328,395 and were calculated using the Black-Scholes option pricing. The weighted average assumptions used in computing the fair value are a closing stock price of $1.99, expected volatility of 117.4% over the remaining contractual life of 1 year and a risk free rate of 2.37%. The fair value of the derivative increased by $277,475 during the year ended July 31, 2010, which has been recorded in the statements of operations.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 10 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS (continued)

August 2009 Selling Agent Warrants

In connection with the August 2009 debentures, the Company issued to the selling agent, warrants to purchase 256,410 shares of common stock at an exercise price of $1.12. Under the original terms of the August 2009 Selling Agent Warrants we had the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the August 2009 Selling Agent Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $231,025 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $487,205 during the year ended July 31, 2010, respectively, which has been recorded in the statements of operations.

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

Class A Warrants

In connection with the August 2009 debentures, the Company issued Class A Warrants to purchase 2,564,102 shares of common stock. The warrants were issued with an exercise price of $1.12. Under the terms of the Class A Warrants we have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class A Warrants. Accordingly the warrants were accounted for as a derivative liability. The Company calculated the fair value of the warrants on August 3, 2009 at $2,310,256 using the Black-Scholes option pricing model. The assumptions used in computing the fair value are a closing stock price of $1.14, expected volatility of 108% over the remaining contractual life of five years and a risk free rate of 2.66%. The fair value of the derivative increased by $1,332,305 during the year ended July 31, 2010 which has been recorded in the statements of operations.

Class B Warrants

In connection with the August 2009 debentures, the Company issued Class B Warrants to purchase up to $4,000,000 of principal amount of the Company’s 8% convertible notes on the same terms as the August 2009 debentures, upon the exercise of the Class B Warrants, the holder of the Class B Warrant will be issued two Class C Warrants for each share of the Company’s common stock that would be issued on the exercise date of the Class B Warrant assuming the full conversion of the notes issued on such date, and Class C warrants which entitle the warrant holder to purchase

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

10,256,408 shares of the Company’s Common Stock with and exercise price equal to the lesser of 105 % of the closing bid price of the Company’s common stock or the exercise price of the Class A Warrants. The financial instruments underlying the Class B Warrants contain provisions whereby we will have the obligation to reduce the exercise price if we offer, issue or agree to issue any common stock or securities into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which is less than the exercise price of the Class C Warrants or conversion price of the 8% convertible notes. Accordingly the Class B Warrants were accounted for as a derivative liability. The Company calculated the fair value of the Class B Warrants on August 3, 2009 at $14,665,698 consisting of a fair value for the underlying Class C Warrants of $10,369,894 and a fair value for the underlying embedded conversion feature of the 8% convertible notes of $4,295,804. The Company used the Black-Scholes option pricing model. The assumptions used in computing the fair value of the Class C Warrants are a closing stock price of $1.14, expected volatility of 138.26% over the remaining contractual life of five years and a risk free rate of 2.66%. The assumptions used in computing the fair value of the embedded conversion feature of the 8% convertible notes are a closing stock price of $1.14, expected volatility 159.87% over the remaining contractual life of one year and six months and a risk free rate of 1.18%. The fair value of the derivative decreased by $3,218,370 during the years ended July 31, 2010 which has been recorded in the statements of operations.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 10 – LOSS ON DERIVATIVE FINANCIAL INSTRUMENTS (continued)

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

The following is a roll forward schedule of the Company’s derivative liability and components of the embedded conversion features for fiscal year ending 2010. There was no activity during fiscal year ending 2011:

				Number of
	Number of	Number of	Number of	Warrants	Face Value of	Total
	Class A	Class B	Class C	Issued to	Convertible	Derivative
	Warrants	Warrants	Warrants	Selling Agent	Debt	Liability

Balance 8/1/09	—	—	—	—	$—	$—
Granted	2,564,102	40,000	—	256,410	—	(17,206,979)
Debt Issuance	—	—	—	—	1,000,000	(1,466,538)
Debt Conversion	—	—	—	—	(221,256)	328,395
Change in Fair Value of Derivative	—	—	—	—	—	(7,107,807)
Balance 10/31/09	2,564,102	40,000	—	256,410	778,744	(25,452,929)

Reclassification due to Change in Exercise Price To $0.01 for 1,929,032 A Warrants	—	—	—	—	—	2,723,600
Exercised	(635,070)	—	—	—	—	918,961
Debt Conversion	—	—	—	—	(489,344)	926,993
Change in Fair Value of Derivative	—	—	—	—	—	(9,178,209)
Balance 1/31/10	1,929,032	40,000	—	256,410	289,400	(30,061,583)

Exercise (no impact as these were reduced to $0.01)	(1,929,032)	—	—	—	—	—
Exercise	—	(10,000)	—	(256,410)	—	718,230
Debt Issuance	—	—	—	—	1,000,000	(1,714,462)
Debt Conversion	—	—	—	—	(289,400)	488,625
Granted	—	—	2,564,104	256,410	—	(4,354,874)
Change in Fair Value of Derivative	—	—	—	—	—	13,743,309
Balance 4/30/10	—	30,000	2,564,104	256,410	1,000,000	(21,180,755)

Change in Fair Value of Derivative	—	—	—	—	—	5,715,478
Reclassification to APIC	—	—	—	—	—	15,465,277
Balance 7/31/10	—	30,000	2,564,104	256,410	$1,000,000	$—

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liabilities to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value at the adoption and for the first, second and third quarters of the fiscal year ended July 31, 2010. Key weighted average assumptions used in the Black-Scholes fair value calculation were as follows:

	July 31,	April 30,	January 31,	October 31,
	2010*	2010	2010	2009

Expected term (in years)	N/A	3.94	3.86	3.93
Volatility	N/A	143.34%	150.82%	141.71%
Risk-free interest rate	N/A	2.10%	1.88%	1.96%
Dividend yield	N/A	0.00%	0.00%	0.00%

* Inputs are not applicable as there are no derivative liabilities outstanding at July 31, 2010.

NOTE 11 – STOCK-BASED COMPENSATION

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

As of July 31, 2011 and 2010, there had been no shares granted under the 2002 Plan.

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

Pursuant to the Corporation’s 2009 Stock Incentive Plan, 800,000 common shares of Company stock were issued to current officers, directors, employees and consultants. These shares were recorded at a value of $1,536,000 for the year ended July 31, 2010. The shares are fully vested and non-cancelable when granted therefore, the entire amount of stock grant compensation expense was recognized at the date the shares were authorized by the board of directors to be granted.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

Securities Issued for Services

During the fiscal year ended July 31, 2010, the Company issued a total of 265,000 shares of common stock to non-employees for services rendered during the period or to be rendered in future periods. These services were valued at $508,800. Services to be performed beyond fiscal year 2010, will be amortized and expensed to general and administrative expenses. The unamortized amount of prepaid services at July 31, 2011 is $0. These services were valued at their fair value of consideration received at the date of the agreement in accordance with ASC 505 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”.

NOTE 12 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Year Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

2011	$1,691,852	$1,373,787	3	81.2%
2010	$1,178,673	$509,796	2	43.3%

NOTE 13 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $66,120 and $53,540 during the years ended July 31, 2011 and 2010, respectively. The Company currently leases its facilities on a month-to-month basis

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of July 31, 2011 was $450,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the year ended July 31, 2011, the Company’s CEO forgave $105,000 of his accrued salary which was recorded as an addition to paid-in-capital. For the year ended July 31, 2011 $334,167 of the CEO’s salary has been accrued.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of July 31, 2011 was $260,200 and he receives annual increases of $6,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the year ended July 31, 2011 the Company’s President and Chief Operating Officer forgave $19,208 of his accrued salary which has been recorded as an addition to paid-in-capital. For the year ended July 31, 2011, $169,150 of the Company’s President and Chief Operating Officer’s salary has been accrued.

The Company has an outstanding balance with its former auditors Withum, Smith & Brown (“WS+B”) and has agreed to pay the balance of $129,500 as follows:

•	Monthly installment payments of $1,000 commencing March 25, 2011.

•	8% of all additional net financing received by Conolog over the next 22 months beginning February 25, 2011 and ending December 31, 2012.

•	Payment of $36,000 has been made based on the additional financing.

•	If there is still a remaining balance after December 31, 2012, the balance will be paid in Conolog common stock at the fair market value of the stock on December 31, 2012.

On September 29, 2010 the Company received a subpoena from the Securities and Exchange Commission (the “Commission”) in connection with an informal fact finding inquiry, which as noted by the Commission should not be construed as an indication by the Commission or its staff that any violation of the law has occurred or as an adverse reflection upon any person, entity or security. The Company responded to the subpoena in November 2010. From November 2010 through the date of the filing of this Form 10-K, there has been no further correspondence from the Commission with respect to the subpoena.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended July 31, 2011	Year Ended July 31, 2010
CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$—

Income Taxes	$—	$11,099

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Debt converted to equity	$1,000,000	$1,037,949

Common stock issued for services to be provided	—	$508,800

Common stock issued for accrued interest	$63,790	$39,545

Warrants granted to broker	$—	$611,281

Cashless exercise of warrants	$16,467	$—

NOTE 15 - SUBSEQUENT EVENTS

On August 12, 2011 the Board of Directors of Conolog Corporation appointed Mr. Michael Horn as a member of the Board. In connection with the appointment, on August 15, 2011, the Company entered into a Director Agreement with Horn. The term of the Director Agreement is from August 15, 2011, up to the Company’s next annual stockholders’ meeting. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Horn is re-elected to the Board. Horn is not due any compensation under the Director Agreement. On October 6, 2011, the Company completed its initial closing of the Private Placement. At the closing, the Company issued and sold an aggregate of 5,114,072 shares to 14 accredited investors at a purchase price of $0.10 per share receiving proceeds of $511,407. The subscription agreement contains representations and warranties that the parties made to, and solely for the benefit of, the other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The provisions of the subscription agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreements, and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and their agreements.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 AND 2010

NOTE 15 - SUBSEQUENT EVENTS (continued)

investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

During the period August 1, 2011 through November 15, 2011 the Company repaid an aggregate of $106,350 of the notes payable to an officer (see Note 8). The balance owed at November 15, 2011 was $150,000.