Form 10-Q
period 2011-10-31
CONOLOG CORP
filed 2011-12-20
CIK 23503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-8174

Conolog Corporation
(Exact Name of registrant as specified in its charter)

Delaware	22-1847286
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Columbia Road
Somerville, NJ 08876
(Address of principal executive offices)

(908) 722-8081
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of December 20, 2011, there were 18,644,452 shares outstanding of the registrant’s common stock.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31, 2011 (Unaudited)	July 31, 2011

ASSETS
Current Assets:
Cash and equivalents	$249,883	$7,907
Accounts receivable, net of allowance	19,454	476,435
Inventory, net of reserve for obsolescence	463,278	389,489
Prepaid expenses	15,248	25,932
Other current assets		259

Total Current Assets	747,863	900,022

Property and equipment:
Machinery and equipment	1,362,952	1,362,952
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,089,240
Less: accumulated depreciation	(2,006,048)	(2,001,882)

Net Property and Equipment	83,192	87,358
Other Assets:
Deferred financing fees, net of amortization	—	—

Total Other Assets	—	—

TOTAL ASSETS	$831,055	$987,380

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$266,137	$376,636
Accrued expenses	1,180,491	1,033,002
Notes payable - Officer	170,000	256,350

Total Current Liabilities	1,616,628	1,665,988

Total Liabilities	1,616,628	1,665,988

Stockholders’ Deficiency:

Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 17,569,452 shares issued at October 31, 2011 and 12,455,380 shares issued at July 31, 2011, respectively	175,695	124,554
Contributed capital	80,431,414	79,971,148
Accumulated deficit	(81,339,045)	(80,720,673)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Deficiency	(785,573)	(678,608)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$831,055	$987,380

The accompany notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended October 31,
(Unaudited)

	2011	2010

OPERATING REVENUES
Product revenue	$58,437	$526,911

Cost of product revenue
Cost of goods sold	28,420	269,804

Total Cost of product revenue	28,420	269,804

Gross Profit from Operations	30,017	257,107

Selling, general and administrative expenses
General and adminitsrative	615,043	707,582
Research and development	14,295	48,257
Selling expenses	15,712	16,784

Total operating expenses	645,050	772,623

Loss from operations	(615,033)	(515,516)

OTHER INCOME (EXPENSES)
Interest expense	(6,025)	(56,479)
Interest income	47	—
Amortization of debt discount	—	(167,946)
Amortization of financing fees	—	(80,043)

Total Other Income (Expense)	(5,978)	(304,468)

Net Loss before income taxes benefits (expense)	(621,011)	(819,984)

Income tax benefit (expense)	2,639	(11,601)

NET LOSS APPLICABLE TO COMMON SHARES	$(618,372)	$(831,585)

Net Loss per basic and diluted common share	$(0.04)	$(0.12)

Weighted Average number of common shares outstanding	13,845,073	6,967,881

The accompany notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended October 31,
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(618,372)	$(831,585)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,166	4,000
Amortization of common stock issued for services		80,000
Amortization of deferred financing fees		80,043
Amortization of discount of convertible debentures		167,946

Changes in assets and liabilities
(Increase) decrease in accounts receivable	456,981	(394,990)
(Increase) decrease in prepaid expenses	10,684	131,735
(Increase) decrease in inventories	(73,789)	68,350
(Increase) in other current assets	259	—
Increase (decrease) in accounts payable	(110,499)	116,956
Increase (decrease) in accrued expenses	147,489	56,479

Net cash used in operations	(183,081)	(521,066)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(5,899)

Net cash used in investing activities	—	(5,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	511,407
Payments of loans from officers	(86,350)

Net cash provided by financing activities	425,057	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	241,976	(526,965)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,907	713,005

CASH AND CASH EQUIVALENTS - END OF PERIOD	249,883	186,040

The accompany notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the Three months ended October 31, 2011
(Unaudited)

	Series A		Series B		Common Stock		Contributed Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Deficiency

	Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount

Balance at July 31, 2011 (Audited)	155,000	$77,500	1,197	$597	12,455,380	$124,554	$79,971,148	$(80,720,673)	2	$(131,734)	$(678,608)

Common shares issued for cash in private placement					5,114,072	51,141	460,266				511,407
Net loss for the period								(618,372)			(618,372)

Balance at October 31, 2011 (Unaudited)	155,000	$77,500	1,197	$597	17,569,452	$175,695	$80,431,414	$(81,339,045)	2	$(131,734)	$(785,573)

The accompany notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Conolog Corporation (the “Company”) is in the business of design, manufacturing and distribution of small electronic and electromagnetic components and subassemblies for use in telephone, radio and microwave transmissions and reception, and other communication areas. The Company’s products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets. The Company’s customers include primarily industrial customers, which include power companies located primarily throughout the United States, and various branches of the military.

The Company formed a wholly owned subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January, 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provided short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries. In March 2004, the Company ceased operating its staffing business. The assets of the Company’s wholly-owned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the Company’s vice-president of operations of Atlas Design.

The accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X and the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended July 31, 2011.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $618,372 and $2,502,084 for the three months ended October 31, 2011 and the year ended July 31, 2011, respectively, and used cash from operations in the amounts of $183,081for the three months ended October 31, 2011and $1,055,549 for the year ended July 31, 2011, respectively. At October 31, 2011, the Company had negative working capital of $868,765 and a stockholders’ deficiency of $785,573. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Conolog Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At October 31, 2011, the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at October 31, 2011 and July 31, 2011, was $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Three customers accounted for approximately 29%, 23% and 23% of accounts receivable as of October 31, 2011. Two customers accounted for approximately 93% and 4% of accounts receivable as of July 31, 2011. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

Inventory consisted of the following as of October 31, 2011 and July 31, 2011:

	October 31, 2011	July 31, 2011

Finished Goods	$250,647	$162,507
Work-in-process	68,466	87,664
Raw materials	193,165	188,318

	512,278	438,489
Less: Inventory reserve	49,000	49,000

Inventory, net	$463,278	$389,489

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

As of October 31, 2011 and July 31, 2011, inventory reserves amounted to $49,000 and $49,000, respectively. For the three months period ended October 31. 2011 no inventory was written off as obsolete and for the year ended July 31, 2011, $50,000 was written off and charged to cost of sales.

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three and seven years. Depreciation was $4,166 and $4,000 for the three months period ended October 31, 2011 and 2010, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and notes payable – officer. All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and notes payable – officer approximates fair value because of the short maturity of these instruments. .

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. As of October 31, 2011 and July 31, 2011, $0 of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $0, and $80,043 for the three months ended October 31, 2011 and 2010, respectively.

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

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $0 and $14,120 for the three months ended October 31, 2011 and 2010, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $14,295 and $48,257 for the three months period ended October 31, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $2,532 and $2,581 for the three months period ended October 31, 2011and 2010, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranty

The Company provides a 12 year warranty on its commercial products and 25 years on its military products; the warranty covers parts and labor. The Company, at its option, repairs or replaces products that are found defective during the warranty period provided that proper preventive maintenance procedures have been followed by customers. Repairs necessitated by misuse of such products are not covered by our warranty. In cases of defective products, the customer typically returns them to the Company’s facility in Somerville, New Jersey. The Company’s service personnel will replace or repair the defective items and ship them back to the customer. All servicing is completed at the Company’s main facility and customers are charged a fee for those service items that are not covered by the warranty. We do not offer our customers any formal written service contracts. Our warranty costs have historically been insignificant and therefore a provision was not warranted. Management continues to monitor the costs and will provide a warranty provision if circumstances change.

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

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. The Company did not have any dilutive securities for the three month periods ended October 31, 2011 and 2010. Potentially dilutive securities at October 31, 2011, consist of 982,837 common shares from outstanding warrants and 155,006 common shares from preferred stock. Potentially dilutive securities at October 31, 2010, consisted of 2,951,036 common shares from outstanding warrants, 1,666,667 common shares from convertible debt and 155,006 common shares from preferred stock.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not currently effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES

The tax provision for the three months ended October 31, 2011, was a benefit of $2,639 and for the three months ended October 31, 2010, was a tax expense of $11,601. The Company has no open tax years prior to 2005 for the State of New Jersey and 2003 for the federal income tax purposes which are subject to examination.

At July 31, 2011 and 2010, the Company has net loss carryforwards for federal income tax purpose of $29,218,000 and $26,890,000, respectively, which is available to offset future federal taxable income through 2030. At July 31, 2011 and 2010, the Company has net operating loss carryforwards for state income tax purposes of approximately $9,223,000 and $6,900,000 respectively to offset future state taxable income through 2030.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses. The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded 100% of the deferred tax asset to a valuation allowance as of October 31, 2011 and July 31, 2011.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company evaluates these unrecognized tax benefits each reporting period. As of October 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135,000. The unrecognized tax benefit is the result of the Company’s position to deduct the write off of the obsolete inventory for income tax purposes. The Company maintains some of its obsolete inventory utilization in repairing its products previously sold in accordance with the Company’s warranty program. The Company, over the years, has discarded obsolete inventory; however, the company did not keep a detailed log of the inventory that was discarded. These inventory items were written down to zero in the Company’s inventory system as they were deemed to have no value and therefore the Company deducted the amounts on its income tax returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

October 31, 2011

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

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next 12 months. These changes may be the result of new state audits. It is also expected that the statute of limitations for certain unrecognized tax benefits will expire in the next 12 months resulting in a reduction of the liability for unrecognized tax benefits of approximately $22,000. The balance of the unrecognized tax benefits is primarily related to uncertain tax positions for which there are no current ongoing federal or state audits and, therefore, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company has recorded accrued interest of $22,000 as of October 31, 2011 which has been included in accrued expenses in the Balance Sheet. During the three month period ended October 31, 2011, the Company has included $6,000 of interest expense in the statement of operations.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

The Series A Preferred Stock provides 4% cumulative dividends, which were $130,858 ($0.85 per share) and $130,083 ($0.84 per shares) in arrears at October 31, 2011 and July 31, 2011, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $208,358 and $207,583 at October 31, 2011 and July 31, 2011, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $43,442 ($36.29 per share) and $43,173 ($36.06 per share) in arrears at October 31, 2011 and July 31, 2011, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $61,397 and $61,128 at October 31, 2011 and July 31, 2011, respectively.

On October 6, 2011, the Company issued and sold an aggregate of 5,114,072 of its common stock for $511,407, in a private placement offering.

No stock warrants were issued, cancelled or exercised during the three month periods ended October 31, 2011 and 2010.

A summary of the Company’s warrants is as follows:

	Number of Warrants	Strike Price	Expiration date

Outstanding Warrants as of October 31, 2011:
3/12/07 Warrants	84,750	$21.00	3/12/12
11/2/07 Warrants	33,355	$33.20	11/2/12
Selling Agent Warrants	256,410	$0.10	2/26/15
Class C Warrants	608,322	$0.10	2/26/15

Outstanding Balance as of October 31, 2011	982,837

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION

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

As of October 31, 2011 and July 31, 2011, there had been no shares granted under the 2002 Plan.

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

The specific number of shares of the Company’s Common Stock granted to any officer, director, employee or consultant will be determined by the Board.

Pursuant to the Corporation’s 2009 Stock Incentive Plan, no common shares of Company stock were issued to current officers, directors, employees and consultants for the three months ended October 31, 2011 and for the year ended July 31, 2011.

Securities Issued for Services

During the three months ended October 31, 2011, the Company did not issue any shares of common stock to non-employees for services rendered during the period.

NOTE 6 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Three Months Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

October 31, 2011	$58,437	$43,326	5	73.1%
October 31, 2010	$526,911	$490,019	2	93.0%

NOTE 7 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $21,460 and $13,920 during the three months ended October 31, 2011 and 2010, respectively. The Company currently leases its facilities on a month-to-month basis.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – COMMITMENTS (continued)

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of October 31, 2011, was $450,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the three months ended October 31, 2011, and 2010, the Company’s CEO did not receive any payment of his salary and forgave $0 and $105,000 of his salary, respectively. The Company has accrued and expensed $112,500 for the unpaid portion of his salary for the three months ended October 31.2011.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of October 31, 2011 was $260,200 and he receives annual increases of $6,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the three months ended October 31, 2011 and 2010, the Company’s President and Chief Operating Officer was paid $39,933 and $39,842 of his salary, respectively. During the three months ended October 31, 2010, the Company’s president forgave $19,208 of his salary. The Company has accrued $25,117 for the unpaid portion of his salary and expensed $65,050 for the three months ended October 31, 2011.

The Company has an outstanding balance with its former auditors Withum, Smith & Brown and has agreed to pay the balance of $122,500 as follows:

•	Monthly installment payments of $1,000 commencing March 25, 2011.
•	8% of all additional net financing received by the Company over the next 22 months beginning February 25, 2011 and ending December 31. 2012.
•	If there is still a remaining balance after December 31, 2012, the balance will be paid in Conolog common stock at the fair market value of the stock on December 31, 2012.

NOTE 8–LOANS FROM OFFICERS

On July 28, 2011, Conolog Corporation issued a two promissory notes in favor of Robert Benou in the aggregate principal amount of $256,350, consisting of amounts advanced by Mr. Benou to the Company between January 24, 2011 and July 18, 2011. Mr. Benou is the Chief Executive Officer and Chairman of the Company. The Note is payable on demand and does not bear interest. The Note is subject to various default provisions, and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under the Note, to become immediately due and payable to Mr. Benou. The outstanding balance as of October 31, 2011, is $170,000.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010

CASH PAID DURING THE PERIOD FOR:	$25	$—
Interest expense

Income Taxes	$—	$11,601

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
None	$—	$—

NOTE 10– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For tax years 2011 and 2010, this maximum allowable deferred contribution was $16,500 ($22,500 for employees over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company made matching contributions to the plan of $0 for both the three months ended October 31, 2011 and fiscal year ended July 31, 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, filed with the SEC on November 15, 2011, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

We are engaged in the design and manufacture of (i) digital communications equipment specifically designed for the protection of electric utilities’ transmission lines. (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by us); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, or other similar equipment (not manufactured by us) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) fiber optic monitoring and routing equipment to measure transmission levels and direct communication flow through multiple transmission heads via electrical to light conversions; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter.

Description of Revenues

We derive operating revenues from the sales of products used in fiber optic and other transmissions, telephones and telephone exchanges, automatic transmission of data for utilities, and for use by electric utilities in monitoring power transmission lines for faults and/or failures. Our products may be used independently or in combination with other products to form a system type configuration, whereby our equipment is pre-assembled in a large cabinet with other equipment in a configuration that would provide the end user with protection as well as operational status displays.

Description of Expenses

Our expenses include the following: (i) Costs of Revenues, which consists primarily of costs to manufacture the products we ship, these costs include raw materials, direct labor, overhead expenses associated with manufacturing and freight shipping costs; (ii) General and Administrative (“G&A”) expenses, which consists of compensation and benefits for all non-manufacturing employees, compensation costs also includes stock-based awards to employees and directors. Also included in G&A expenses is professional services for legal, accounting and business consultants, as well as, rent, depreciation and general corporate expenditures; and (iii) Selling Costs, consisting mainly of commissions and trade shows expenditures; (iv) Research and Development expenses represent the costs of our development efforts related to new products; (v) Other Income (Expense) consist of interest income on cash and cash equivalents, interest expense consist of interest expense on convertible debentures. Other Expenses consist of change in fair value of derivatives associated with the convertible debentures, along with amortization of debt discount and deferred financing fees also associated with the convertible debentures.

Results of Operations

Three months ended October 31, 2011 compared to the three months ended October 31, 2010).

Operating Revenues:

Sales for the first quarter ended October 31, 2011 were significantly lower as compared to the prior year three month period, the sales revenue decreased $468,474 or 89% to $58,437, compared to total revenues of $526,911. The significant decrease is a result of the timing of orders and contract deliveries dates. In 2010, the Company was completing a significant contract order for the delivery of the PDR-2000. In 2011, the orders for PDR-2000 were low but the Company expects orders for the PDR-2000 to be equal or better than prior year’s annual sales. The timing and delivery of products will be different than prior year’s quarterly sales. Military sales was another area with a significant decline in sales, military sales declined $25,734 mainly due to cut backs in government military spending.

Sales changes by product line for the fiscal years ended October 31, 2011 and 2010.

Products sold	2011	% to total	2010	% to total	$ change	% chg

PDR-2000 digital teleprotection	$19,274	33%	$457,700	87%	$-438,426	-96%
PTR-1500 analog teleprotection	4,411	8%	0	0%	4,411	100%
Telemetry equipment	28,878	49%	28,400	5%	478	2%
Military Sales	1,166	2%	26,900	5%	-25,734	-96%
Spare parts	4,419	7%	11,000	2%	-6,581	-60%
Freight	396	1%	4,700	1%	-4,304	-92%
Discounts	(107)	0%	-1,789	0%	1,682	-94%

Net Sales Revenues	$58,437	100%	$526,911	100%	$-468,474	-89%

Cost of Revenue:

Total product cost of goods sold for the quarter ended October 31, 2011, amounted to $28,420 compared to $269,804 for the quarter ended October 31, 2010, a decrease of $241,384 or 89%. The decrease in cost of goods sold is a result of the sales volume decrease of 89% versus the prior year.

Gross Profit

The gross profit percentage of 51.4% for the quarter ended October 31, 2011, an increase from 48.8% for the quarter ended October 31, 2010, can be attributed mainly to sales at a higher sales margin for the products sold.

Operating Expenses:

General and Administrative: For the quarter ended October 31, 2011, general and administrative expenses decreased $92,539 to $615,043 from $707,582. This decrease of 13.1% can mostly be attributed to (a) a reduction in Professional Fees Expense of $331,032 which was $449,330 in the previous period, due to the restatement of financial data for the fiscal years ended October 31, 2009 and October 31, 2010; (b) a reduction in Travel and Entertainment expense of $39,019, due to reduced business travel. These decreases were offset by (c) an increase of $180,010 in Payroll Expense, due to Officer Compensation that was accrued this quarter rather than forgiven, as it was in the previous period, and (d) an increase of Marketing Expense of $79,321 related to the marketing campaigns for the company’s FIDRA and GlowWorm products.

Research and Development: For the quarter ended October 31, 2011, research and development cost was $14,295, a decrease of $33,962 as compared to the prior year total of $48,257. Our research and development costs can mainly be attributed to enhancing the FIDRA and GlowWorm products.

Selling Expenses: For the quarter ended October 31, 2011, selling expenses were $15,712, a decrease of $1,072 versus the prior year total of $16,784, mainly due to the decrease in Commission Expense related to decreased sales.

Total Other Income and Expenses:

For the quarter ended October 31, 2011, other income/expense was expense of $5,978, a decrease of $298,490 as compared to the quarter ended October 31, 2010. This large decrease in other expense is primarily a result of recording of Amortization and Interest Expense related to a subscription agreement entered into on August 3, 2009, which had a conversion feature embedded in the Company’s convertible debt and certain warrants.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the quarters ended October 31, 2011 and 2010, the Company did not enter into agreements to sell its unused tax losses. In the quarters ended October 31, 2011, and October 31, 2010, the Company did not receive any proceeds from the sale of its NOL’s.

Net Loss:

The Company recorded a net loss of $618,372 for the quarter ended October 31, 2011, as compared to a net loss of $831,585 for quarter ended October 31, 2010. The decrease in net loss of $213,213 can mainly be attributed to noncash transactions related to the subscription agreement entered into in August 2009, which resulted in amortization costs related to derivative financial instruments of $304,468. For the quarter ended October 31, 2011, gross profit decreased $227,090, general and administrative costs were $92,539 lower than the prior period, research and development was also down versus the prior period in the approximate amount of $33,962, and selling expense was $1,072 lower. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.04) basic and diluted loss per share compared to ($0.12) basic and diluted loss per share for the quarter ended October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring losses from operations of $618,372 for the three months period ended October 31, 2011, and used cash from operations in the amount of $183,081 and $521,066 for the three months periods ended October 31, 2011 and 2010, respectively. At October 31, 2011, the Company had cash and cash equivalents of $249,883.

At October 31, 2011, the Company had total current assets of $747,863 and total current liabilities of $1,616,628, resulting in a working capital deficit of $868,765 compared to a working capital deficit of $765,966 at the fiscal year ended July 31, 2011. The Company’s current assets consists of $249,883 in cash and cash equivalents, $19,454 in accounts receivable, $463,278 in inventory and $15,248 in prepaid expenses and other current assets. Accounts receivable decreased from $476,435 at July 31, 2011 to $19,454 at October 31, 2011, resulting from the timing of collections and lower sales during the quarter ended October 31, 2011.

On October 6, 2011, the Company entered into subscription agreements with 14 accredited investors for the issuance and sale of an aggregate of 5,114,072 shares of the Company’s common stock, par value $.01 per share for an aggregate purchase price of $0.10 per share and the Company received proceeds of $511,407. The Company intends to use the proceeds of the placement for general corporate purposes, including general and administrative expenses.

Cash expenditures have exceeded revenues for the prior quarters and Management expects this consumption of cash to continue into the next three quarters. Our operations have been, and will continue to be, funded from existing cash balances and private placements of equity funding. During the fiscal year ended July 31, 2011, we raised $316,350 from loans made to the company by Robert Benou. To date, Mr. Benou has received repayments totaling $146,350, of which, repayments totaling $86,350 were made during the quarter ended October 31, 2011. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $183,081 for the quarter ended October 31, 2011, as compared to $521,066 net cash used in operating activities for the quarter ended October 31, 2010, a decrease of $337,985. The use of cash of approximately $183,000 for the three months ended October 31, 2011 can be attributed to: (a) accounts receivable balance decline due to the of collections open receivable, resulting in cash provided of approximately $457,000 (b) cash used in operational activities was approximately $614,000 for fiscal first quarter 2012, and (c) increase in inventory balances and accrued expenses and decreases in accounts payable and prepaid expenses make up the balance of approximately $26,000.

INVESTING ACTIVITIES

There was no use of cash used in investing activities for the quarter ended October 31, 2011. For the quarter ended October 31, 2010 net cash used investing activities was $5,899 for the purchase of equipment.

FINANCING ACTIVITIES

Net cash provided from financing activities was $425,057 for the quarter ended October 31, 2011, as compared to none provided in the same three month period in 2010. In the quarter ended October 31, 2011, the Company received proceeds of $511,407 from sale of common stock through a private placement. These funds were used for repayment of $86,350 against the loans made by Robert Benou during the fiscal year ended July 31, 2011.

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

REVENUE RECOGNITION

Revenue is recorded in accordance with the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104, which supersedes SAB No. 101. Revenue from product sales is recognized at the time of shipment (when title has passed) upon fulfillment of acceptance terms; products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete as long as the collection of the resulting receivable is probable.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, filed with the SEC on November 15, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended October 31, 2011, that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended October 31, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

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

10.1

Form of Subscription Agreement by and among Conolog Corporation and the subscribers named therein (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the Commission on October 12, 2011).

10.2

Amendment to Subscription Agreement by and among Conolog Corporation and the subscribers named therein (incorporated by reference to Exhibit 10.2 of the Registrants Current Report on Form 8-K filed with the Commission on October 12, 2011).

31.1	Certification by the Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOLOG CORPORATION

Date: December 20, 2011		/s/ Robert Benou
By:

Name: Robert Benou
		Title:	Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)