Form 10-Q
period 2012-01-31
CONOLOG CORP
filed 2012-03-22
CIK 23503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-8174

Conolog Corporation
(Exact Name of registrant as specified in its charter)

Delaware	22-1847286
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of March 21, 2012, there were 20,244,454 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2012 AND JULY 31, 2011	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011 AND THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	January 31, 2012 (Unaudited)	July 31, 2011 (Audited)

ASSETS
Current Assets:
Cash and equivalents	$21,281	$7,907
Accounts receivable, net of allowance	111,064	476,435
Inventory, net of reserve for obsolescence	522,622	389,489
Prepaid expenses	73,194	25,932
Other current assets	—	259

Total Current Assets	728,161	900,022

Property and equipment:
Machinery and equipment	1,362,952	1,362,952
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,089,240
Less: accumulated depreciation	(2,010,162)	(2,001,882)

Net Property and Equipment	79,078	87,358

TOTAL ASSETS	$807,239	$987,380

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities:
Accounts payable	$276,073	$376,636
Accrued expenses	1,368,101	1,033,002
Notes payable - Officer	75,000	256,350

Total Current Liabilities	1,719,174	1,665,988

Total Liabilities	1,719,174	1,665,988

Stockholders’ Deficiency:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 20,144,454 shares issued at January 31, 2012 and 12,455,380 shares issued at July 31, 2011, respectively	201,445	124,554
Contributed capital	80,652,164	79,971,148
Accumulated deficit	(81,711,907)	(80,720,673)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Deficiency	(911,935)	(678,608)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$807,239	$987,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended January, 31		For the Six Months Ended January, 31
	2012	2011	2012	2011

OPERATING REVENUES
Product revenue	$195,792	$150,831	$254,229	$677,742

Cost of product revenue
Cost of goods sold	84,065	138,934	112,485	408,738

Total Cost of product revenue	84,065	138,934	112,485	408,738

Gross Profit	111,727	11,897	141,744	269,004

OPERATING EXPENSES
General and adminitsrative	582,594	844,769	1,118,315	1,552,351
Research and development	31,945	14,016	46,240	62,273
Selling expenses	88,132	17,274	183,166	34,058

Total operating expenses	702,671	876,059	1,347,721	1,648,682

Loss from Operations	(590,944)	(864,162)	(1,205,977)	(1,379,678)

OTHER INCOME (EXPENSES)
Interest expense	(5,122)	(68,790)	(11,147)	(125,269)
Interest income	28	251	75	251
Other expense	(11,461)	—	(11,461)	—
Other income	191	—	191	—
Induced conversion cost	—	(649,147)	—	(649,147)
Amortization of financing fees	—	(302,089)	—	(382,132)
Amortization of debt discount	—	(552,741)	—	(720,687)

Total Other Income (Expense)	(16,364)	(1,572,516)	(22,342)	(1,876,984)

Loss before provision for income taxes	(607,308)	(2,436,678)	(1,228,319)	(3,256,662)
Income tax benefit (expense)	234,445	(442)	237,084	(12,043)

NET LOSS APPLICABLE TO COMMON SHARES	$(372,863)	$(2,437,120)	$(991,235)	$(3,268,705)

NET LOSS PER BASIC COMMON SHARE	$(0.02)	$(0.28)	$(0.06)	$(0.42)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,966,191	8,663,907	16,405,632	7,815,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended January 31,
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(991,234)	$(3,268,705)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,280	10,500
Amortization of common stock issued for services		80,000
Amortization of deferred financing fees		382,132
Amortization of discount of convertible debentures		720,687
Induced conversion cost associated with convertible debt		649,147
Employee stock expense	99,000

Changes in assets and liabilities
(Increase) decrease in accounts receivable	365,371	(111,924)
(Increase) decrease in prepaid expenses	(47,262)	149,298
(Increase) decrease in inventories	(133,133)	22,525
(Increase) decrease in other current assets	259	683
Increase (decrease) in accounts payable	(100,563)	265,830
Increase (decrease) in accrued expenses	335,099	292,306

NET CASH USED IN OPERATIONS	(464,183)	(807,521)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(5,899)

NET CASH USED IN INVESTING ACTIVITIES	—	(5,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	658,907	100,000
Proceeds from officer loans		15,000
Payments of loans from officers	(181,350)

NET CASH PROVIDED BY FINANCING ACTIVITIES	477,557	115,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,374	(698,420)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,907	713,005

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,281	$14,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the six months ended January 31, 2012
(Unaudited)

	Series A		Series B
									Treasury Stock		Total
	Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated			Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficiency

Balance at July 31, 2011 (Audited)	155,000	$77,500	1,197	$597	12,455,380	$124,554	$79,971,148	$(80,720,673)	2	$(131,734)	$(678,608)

Common shares issued for cash in private placement					6,589,072	65,891	593,016				658,907

Common shares issued to employees and directors					1,100,000	11,000	88,000				99,000

Net loss for the period								(991,234)			(991,234)

Balance at January 31, 2012 (Unaudited)	155,000	$77,500	1,197	$597	20,144,452	$201,445	$80,652,164	$(81,711,907)	2	$(131,734)	$(911,935)

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $1,205,977 and $2,502,084 for the six months ended January 31, 2012 and the year ended July 31, 2011, respectively, and used cash from operations in the amounts of $464,183 for the six months ended January 31, 2012 and $1,055,549 for the year ended July 31, 2011, respectively. At January 31, 2012, the Company had negative working capital of $991,013 and a stockholders’ deficiency of $911,935. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At January 31, 2012, the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at January 31, 2012 and July 31, 2011, were $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Three customers accounted for approximately 95%, 3% and 2% of accounts receivable as of January 31, 2012. Two customers accounted for approximately 93% and 4% of accounts receivable as of July 31, 2011. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

Inventory consisted of the following as of January 31, 2012 and July 31, 2011:

	January 31, 2012	July 31, 2011

Finished Goods	$257,060	$162,507
Work-in-process	96,670	87,664
Raw materials	217,892	188,318

	571,622	438,489
Less: Inventory reserve	49,000	49,000

Inventory, net	$522,622	$389,489

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

As of January 31, 2012 and July 31, 2011, inventory reserves amounted to $49,000 and $49,000, respectively. For the six month period ended January 31. 2012, no inventory was written off as obsolete and for the year ended July 31, 2011, $50,000 was written off and charged to cost of sales.

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three (3) and thirty-nine (39) years. Depreciation was $8,280 and $10,500 for the six months period ended January 31, 2012 and 2011, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and notes payable - officer. All of these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and notes payable – officer approximates fair value because of the short maturity of these instruments.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. As of January 31, 2012 and July 31, 2011, $0 of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $0 and $80,043 for the six months ended January 31, 2012 and 2011, respectively.

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

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $88,796 and $23,850 for the six months ended January 31, 2012 and 2011, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $46,240 and $62,273 for the six months period ended January 31, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $3,661 and $8,928 for the six months period ended January 31, 2012 and 2011, respectively.

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

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the six months period ended January 31, 2012, the Company entered into agreements to sell its unused NOLs. Recognition of this asset and income have been in accordance with the guidance of SAB Topic 13 and are recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs.

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

Stock Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants. On December 6, 2011, the company granted 1,100,000 shares of Common Stock (par value $0.01) to employees, officers, and directors. These shares were priced at $.09 per share for an expense of $99,000.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities at January 31, 2012, consist of 982,837 common shares from outstanding warrants and 155,006 common shares from preferred stock. Potentially dilutive securities at January 31, 2011, consisted of 1,582,837 common shares from outstanding warrants and 155,006 common shares from preferred stock.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES

The tax provision for the six months ended January 31, 2012, was a tax benefit of $237,084 and for the six months ended January 31, 2011, was a tax expense of $12,043. The Company has no open tax years for the State of New Jersey or federal income tax purposes, which are subject to examination.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the six month period ended January 31, 2012, the Company entered into agreements to sell up to $254,687 of its unused tax losses. The Company received net proceeds of $227,945, during the six month period ended January 31, 2012, related to the sale and accordingly recorded them as a tax benefit in the period received. During the six month period ended January 31, 2011, the Company did not enter into such agreements and did not receive such tax benefits.

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

The Series A Preferred Stock provides 4% cumulative dividends, which were $131,633 ($0.85 per share) and $130,083 ($0.84 per shares) in arrears at January 31, 2012 and July 31, 2011, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $209,133 and $207,583 at January 31, 2012 and July 31, 2011, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $43,711 ($36.52 per share) and $43,173 ($36.06 per share) in arrears at January 31, 2012 and July 31, 2011, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $61,669 and $61,128 at January 31, 2012 and July 31, 2011, respectively.

On October 6, 2011, the Company issued and sold an aggregate of 5,114,072 of its common stock for $511,407, in a private placement offering.

On December 6, 2011, the company granted 1,100,000 shares of Common Stock (par value $0.01) to employees, officers, and directors. These shares were priced at $.09 per share for an expense of $99,000.

Between December 14 and 22, 2011, the Company issued and sold an aggregate of 1,365,000 of its common stock for $136,500, in a private placement offering.

Between January 3 and 13, 2012, the Company issued and sold an aggregate of 110,000 of its common stock for $11,000, in a private placement offering.

No stock warrants were issued, cancelled or exercised during the six month periods ended January 31, 2012 and 2011.

A summary of the Company’s warrants is as follows:

	Number of Warrants	Strike Price	Expiration date

Outstanding Warrants as of January 31, 2012:
3/12/07 Warrants	84,750	$21.00	3/12/12
11/2/07 Warrants	33,355	$33.20	11/2/12
Selling Agent Warrants	256,410	$1.12	2/26/15
Class C Warrants	608,322	$1.12	2/26/15

Outstanding Balance as of January 31, 2012	982,837

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

As of January 31, 2012 and July 31, 2011, there had been no shares granted under the 2002 Plan.

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

Pursuant to the Corporation’s 2009 Stock Incentive Plan, no common shares of Company stock were issued to current officers, directors, employees and consultants for the six months ended January 31, 2012 and for the year ended July 31, 2011.

Securities Issued for Services

During the six months ended January 31, 2012, the Company did not issue any shares of common stock to non-employees for services rendered during the period.

NOTE 6 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Six Months Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

January 31, 2012	$256,748	$225,562	5	87.9%
January 31, 2011	$677,742	$607,725	3	89.7%

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $40,600 and $27,840 during the six months ended January 31, 2012 and 2011, respectively. The Company currently leases its facilities on a month-to-month basis.

EMPLOYMENT CONTRACTS

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of January 31, 2012, was $470,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the six months ended January 31, 2012, and 2011, the Company’s CEO did not receive any payment of his salary and forgave $0 and $107,500 of his salary, respectively. The Company has accrued and expensed $225,000 for the unpaid portion of his salary for the six months ended January 31, 2012.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of January 31, 2012 was $264,500 and he receives annual increases of $6,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the six months ended January 31, 2012 and 2011, the Company’s President and Chief Operating Officer was paid $83,467 and $61,873 of his salary, respectively. During the six months ended January 31, 2011, the Company’s president forgave $19,676 of his salary. The Company has accrued and expensed $43,783 for the unpaid portion of his salary for the six months ended January 31, 2012.

INSTALLMENT AGREEMENT:

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

As of January 31, 2012, the remaining balance on this indebtedness was $92,704, which is included as part of accrued expenses on the Balance Sheet.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – LOANS FROM OFFICERS

On July 28, 2011, Conolog Corporation issued two promissory notes in favor of Robert Benou in the aggregate principal amount of $256,350, consisting of amounts advanced by Mr. Benou to the Company between January 24, 2011 and July 18, 2011. Mr. Benou is the Chief Executive Officer and Chairman of the Company. The Notes are payable on demand and do not bear interest. The Notes are subject to various default provisions, and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under the Note, to become immediately due and payable to Mr. Benou. The outstanding balance as of January 31, 2012, is $75,000.

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011

CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$25

Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
None	$—	$—

NOTE 10 – PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For the tax years 2011 and 2010, this maximum allowable deferred contribution was $16,500 ($22,500 for employees over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company did not make any matching contributions to the plan for either the six months ended January 31, 2012 or the fiscal year ended July 31, 2011.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On February 3, 2012, the Company issued and sold an aggregate of 100,000 of its common stock for $10,000, in a private placement offering.

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

Results of Operations

Three months ended January 31, 2012 compared to the three months ended January 31, 2011).

Operating Revenues:

Sales for the first quarter ended January 31, 2012 were higher compared to the prior year three month period, the sales revenue increased $45,042 or 30% to $195,792, compared to total revenues of $150,831. The increase is a result of the timing of orders and contract delivery dates. In 2011, the Company completed a significant contract order for the delivery of the PDR-2000. Military sales increased $2,280 due to sales of legacy equipment.

Sales changes by product line for the quarters ended January 31, 2012 and 2011.

Products sold	2012	% to total	2011	% to total	$ change	% chg

PDR-2000 Digital Teleprotection	$174,270	89%	$139,700	92%	$34,570	25%
PTR-1500 Analog Teleprotection	0	0%	0	0%	0	0%
Telemetry Equipment	19.323	10%	9,800	7%	9,523	97%
Military Sales	2,280	1%	0	0%	2,280	100%
Repairs & Spare Parts	335	0%	1,331	1%	-996	-75%
Discounts	(416)	0%	0	0%	(416)	100%

Net Sales Revenues	$195,792	100%	$150,831	100%	$44,961	30%

Cost of Revenue:

Total product cost of goods sold for the quarter ended January 31, 2012, amounted to $84,065 compared to $138,934 for the quarter ended January 31, 2011, a decrease of $54,869 or 39%. The decrease in cost of goods sold is a result of the product options chosen by customers.

Gross Profit:

The gross profit percentage of 57.1% for the quarter ended January 31, 2012, an increase from 7.9% for the quarter ended January 31, 2011, is attributed to the very aggressive pricing on the PDR-2000 to one customer, in 2010, that was necessary to secure a contract in a competitive bid. The contract expired in fiscal 2011.

Operating Expenses:

General and Administrative: For the quarter ended January 31, 2012, general and administrative expenses decreased $262,175 to $582,594 from $844,769. This decrease of 31% can mostly be attributed to (a) professional fees decreasing $246,707 over the prior year three months period due to legal fees and accounting fees associated with the restatement of prior filed financial statements, and (b) public relations and filing fees also associated with re-filing issues decreased $121,499 versus the prior year three month period. The decreases were offset by a $99,000 expense for stock awards to employees and directors.

Research and Development: For the quarter ended January 31, 2012, research and development cost was $31,945, an increase of $17,929 as compared to the prior year total of $14,016. Our research and development costs can be attributed to enhancing the FIDRA and GlowWorm products.

Selling Expenses: For the quarter ended January 31, 2012, selling expenses were $88,132, an increase of $70,858 versus the prior year total of $17,274 mainly due to a substantial increase of marketing expense related to the marketing campaigns for the company’s FIDRA and GlowWorm products.

Total Other Income and Expenses:

For the quarter ended January 31, 2012, other income/expense was expense of $16,364, a decrease of $1,556,152 as compared to the quarter ended January 31, 2011. This large decrease in other income/expense is primarily a result of recording of amortization and interest expense related to a subscription agreement entered into on August 3, 2009, which had a conversion feature embedded in the Company’s convertible debt and certain warrants.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the three month period ended January 31, 2012, the Company entered into agreements to sell up to $254,687 of its unused tax losses. The Company received net proceeds of $227,945, during the three month period ended January 31, 2012, related to the sale and accordingly recorded them as a tax benefit in the period received. During the three month period ended January 31, 2011, the Company did not enter into such agreements and did not receive such tax benefits.

Net Loss:

The Company recorded a net loss of $372,863 for the quarter ended January 31, 2012, as compared to a net loss of $2,437,120 for the quarter ended January 31, 2011. The decrease in net loss of $2,064,257 can mainly be attributed to (a) noncash transactions related to the subscription agreement entered into in August 2009, which resulted in amortization costs related to derivative financial instruments of $1,503,977, and (b) professional fees decreasing $246,707 over the prior year three months period due to legal fees and accounting fees associated with the restatement of prior filed financial statements. For the quarter ended January 31, 2012, gross profit increased $99,830, general and administrative costs were $262,175 lower than the prior period, while research and development was up versus the prior period by $17,929, and selling expense was $70,858 higher. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.02) basic and diluted loss per share compared to ($0.28) basic and diluted loss per share for the quarter ended January 31, 2011.

Results of Operations

Six months ended January 31, 2012 compared to the six months ended January 31, 2011).

Operating Revenues:

Sales for the six month period ended January 31, 2012 were significantly lower as compared to the prior year six month period. The sales revenue decreased $423,513 or 63% to $254,229, compared to total revenue of $677,742. The significant decrease is a result of the timing of orders and contract deliveries dates. In 2011, the Company was completing a significant contract order for the delivery of the PDR-2000. The timing and delivery of products will be different than prior year’s quarterly sales. Military sales was another area with a significant decline in sales, military sales declined $25,734 mainly due to cut backs in government military spending.

Sales changes by product line for the six month periods ended January 31, 2012 and 2011.

Products sold	2012	% to total	2011	% to total	$ change		% chg

PDR-2000 digital teleprotection	$197,955	78%	$597,400	88%	-$	399,445	-67%
PTR-1500 analog teleprotection	—	0%	—	0%		—	0%
Telemetry equipment	48,488	19%	43,132	6%		5,356	12%
Military Sales	3,448	1%	26,900	4%		-23,452	-87%
Repairs & Spare Parts	4,754	2%	12,100	2%		-7,346	-61%
Discounts	(416)	0%	(1,790)	0%		1,374	77%

Net Sales Revenues	$254,229	100%	$677,742	100%		($423,513)	-63%

Cost of Revenue:

Total product cost of goods sold for the six months ended January 31, 2012, amounted to $112,485 compared to $408,738 for the six months ended January 31, 2011, a decrease of $296,253 or 72%. The decrease in cost of goods sold is a result the product options chosen by customers.

Gross Profit:

The gross profit percentage of 55.8% for the six month period ended January 31, 2012, an increase from 16.1% for the six month period ended January 31, 2011, is attributed to the very aggressive pricing on the PDR-2000 to one customer, in 2010, that was necessary to secure a contract in a competitive bid. The contract expired in fiscal 2011.

Operating Expenses:

General and Administrative: For the six month period ended January 31, 2012, general and administrative expenses decreased $434,036 to $1,118,315 from $1,552,351. This decrease of 28% can mostly be attributed to (a) professional fees decreasing $577,739 over the prior year six month period due to legal fees and accounting fees associated with the restatement of prior filed financial statements, and (b) public relations and filing fees also associated with re-filing issues decreased $132,757 versus the prior year three month period. These decreases were offset by an increase of $180,010 in payroll expense, due to officer compensation that was accrued this quarter rather than forgiven.

Research and Development: For the six month period ended January 31, 2012, research and development cost was $46,240, a decrease of $16,033 as compared to the prior year total of $62,273. This decrease can be attributed to the termination of the Company’s CM-100 project.

Selling Expenses: For the six month period ended January 31, 2012, selling expenses were $183,166, an increase of $149,108 versus the prior year total of $34,058 mainly due to a substantial increase of marketing expense related to the marketing campaigns for the company’s FIDRA and GlowWorm products.

Total Other Income and Expenses:

For the six month period ended January 31, 2012, other income/expense was expense of $22,342, a decrease of $1,854,642 as compared to the six month period ended January 31, 2011. This large decrease in other income/expense is primarily a result of recording of amortization and interest expense related to a subscription agreement entered into on August 3, 2009, which had a conversion feature embedded in the Company’s convertible debt and certain warrants.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the six month period ended January 31, 2012, the Company entered into agreements to sell up to $254,687 of its unused tax losses. The Company received net proceeds of $227,945, during the six month period ended January 31, 2012, related to the sale and accordingly recorded them as a tax benefit in the period received. During the six month period ended January 31, 2011, the Company did not enter into such agreements and did not receive such tax benefits.

Net Loss:

The Company recorded a net loss of $991,234 for the six month period ended January 31, 2012, as compared to a net loss of $3,268,705 for the six month period ended January 31, 2011. The decrease in net loss of $2,277,470 can mainly be attributed to (a) noncash transactions related to the subscription agreement entered into in August 2009, which resulted in amortization costs related to derivative financial instruments of $1,751,966, and (b) professional fees decreasing $577,739 over the prior year six month period due to legal fees and accounting fees associated with the restatement of prior filed financial statements. For the six month period ended January 31, 2012, gross profit decreased $127,260, general and administrative costs were $434,036 lower than the prior period, while research and development was down versus the prior period by $16,033, and selling expense was $149,108 higher. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.06) basic and diluted loss per share compared to ($0.42) basic and diluted loss per share for the six month period ended January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring losses from operations of $991,234 for the six month period ended January 31, 2012, and used cash from operations in the amount of $464,183 and $807,521 for the six month periods ended January 31, 2012 and 2011, respectively. At January 31, 2012, the Company had cash and cash equivalents of $21,281.

At January 31, 2012, the Company had total current assets of $728,161 and total current liabilities of $1,719,174, resulting in a working capital deficit of $991,013 compared to a working capital deficit of $765,966 at the fiscal year ended July 31, 2011. The Company’s current assets consists of $21,281 in cash and cash equivalents, $111,064 in accounts receivable, $522,622 in inventory and $73,194 in prepaid expenses and other current assets. Accounts receivable decreased from $476,435 at July 31, 2011 to $111,064 at January 31, 2012, resulting from the timing of collections and lower sales during the six month period ended January 31, 2012.

During the six month period ended January 31, 2012, the Company entered into subscription agreements with 27 accredited investors for the issuance and sale of an aggregate of 6,589,072 shares of the Company’s common stock, par value $.01 per share for an aggregate purchase price of $0.10 per share and the Company received proceeds of $658,907. The Company used the proceeds of the placement for general corporate purposes, including general and administrative expenses.

Cash expenditures have exceeded revenues for the prior quarters and Management expects this consumption of cash to continue into the next three quarters. Our operations have been, and will continue to be, funded from existing cash balances and private placements of equity funding. During the fiscal year ended July 31, 2011, we raised $316,350 from loans made to the company by Robert Benou. To date, Mr. Benou has received repayments totaling $241,350, of which, repayments totaling $181,350 were made during the six month period ended January 31, 2012. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $464,183 for the six month period ended January 31, 2012, as compared to $807,521 net cash used in operating activities for the six month period ended January 31, 2011, a decrease of $343,338. The use of cash of $464,183 for the six months ended January 31, 2012 can be attributed to: (a) accounts receivable balance decline due to the of collections open receivables, resulting in cash provided of $365,371 and (b) increases in inventory balances, accrued expenses, and prepaid expenses and decreases in accounts payable.

INVESTING ACTIVITIES

There was no use of cash used in investing activities for the six month period ended January 31, 2012. For the six month period ended January 31, 2011 net cash used investing activities was $5,899 for the purchase of equipment.

FINANCING ACTIVITIES

Net cash provided from financing activities was $477,557 for the six month period ended January 31, 2012, as compared to $115,000 provided in the same six month period in 2011. In the six month period ended January 31, 2012, the Company received proceeds of $658,907 from sale of common stock through a private placement. These funds were used for repayment of $181,350 against the loans made by Robert Benou during the fiscal year ended July 31, 2011.

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

STOCK BASED COMPENSATION

The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants. On December 6, 2011, the company granted 1,100,000 shares of Common Stock (par value $0.01) to employees, officers and directors. These shares were priced at $.09 per share for an expense of $99,000.

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

Item 4.Controls and Procedures.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 6, 2011, the Company issued 1,100,000 shares of the Company’s restricted common stock to members of the Board of Directors, employees and consultants of the Company.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended January 31, 2012.

Item 4. Mine Safety Disclosures.

None.

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

CONOLOG CORPORATION

Date: March 21, 2012	By:	/s/ Robert Benou

Name: Robert Benou
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)