Form 10-Q
period 2012-04-30
CONOLOG CORP
filed 2012-06-14
CIK 23503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2012

or

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

As of June 14, 2012, there were 21,199,740 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30, 2012	July 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and equivalents	$18,717	$7,907
Accounts receivable, net of allowance	91,404	476,435
Inventory, net of reserve for obsolescence	509,304	389,489
Prepaid expenses	51,581	25,932
Other current assets	—	259

Total Current Assets	671,006	900,022

Property and equipment:
Machinery and equipment	1,362,952	1,362,952
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,089,240
Less: accumulated depreciation	(2,014,302)	(2,001,882)

Net Property and Equipment	74,938	87,358

TOTAL ASSETS	$745,944	$987,380

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities:
Accounts payable	$324,840	$376,636
Accrued expenses	1,549,583	1,033,002
Notes payable - Officer	175,000	256,350

Total Current Liabilities	2,049,423	1,665,988

Total Liabilities	2,049,423	1,665,988

Stockholders’ Deficiency:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 20,244,454 shares issued at April 30, 2012 and 12,455,380 shares issued at July 31, 2011, respectively	202,445	124,554
Contributed capital	80,664,764	79,971,148
Accumulated deficit	(82,117,051)	(80,720,673)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Deficiency	(1,303,479)	(678,608)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$745,944	$987,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2012	2011	2012	2011

OPERATING REVENUES
Product revenue	$240,115	$501,967	$494,344	$1,179,708

Cost of product revenue
Cost of goods sold	119,568	230,248	232,053	638,986

Total Cost of product revenue	119,568	230,248	232,053	638,986

Gross Profit	120,547	271,719	262,291	540,722

OPERATING EXPENSES
General and adminitsrative	462,279	544,950	1,580,594	2,097,301
Research and development	14,730	1,340	60,970	63,613
Selling expenses	46,464	79,185	229,630	113,243

Total operating expenses	523,473	625,475	1,871,194	2,274,157

Loss from Operations	(402,926)	(353,756)	(1,608,903)	(1,733,435)

OTHER INCOME (EXPENSES)
Interest expense	(3,035)	(3,000)	(14,182)	(128,269)
Interest income	—	58	75	309
Other expense	—	—	(11,461)	—
Other income	—	10,000	191	10,000
Induced conversion cost	—	—	—	(649,147)
Amortization of financing fees	—	—	—	(382,132)
Amortization of debt discount	—	—	—	(720,687)

Total Other Income (Expense)	(3,035)	7,058	(25,377)	(1,869,926)

Loss before provision for income taxes	(405,961)	(346,698)	(1,634,280)	(3,603,361)
Income tax benefit (expense)	818	(2,914)	237,902	(14,957)

NET LOSS APPLICABLE TO COMMON SHARES	$(405,143)	$(349,612)	$(1,396,378)	$(3,618,318)

NET LOSS PER BASIC COMMON SHARE	$(0.02)	$(0.03)	$(0.08)	$(0.39)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,241,119	12,407,651	17,665,464	9,312,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficiency (Unaudited)
For the Nine Months Ended April 30, 2012

	Series A		Series B								Total Stockholders’ Deficiency
									Treasury Stock
	Preferred Stock		Preferred Stock		Common Stock		Contributed Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount

Balance at July 31, 2011	155,000	$77,500	1,197	$597	12,455,382	$124,554	$79,971,148	$(80,720,673)	2	$(131,734)	$(678,608)

Issuance of Common Stock pursuant to a Private Placement					5,114,072	51,141	460,266				511,407

Net Loss for the three months ended October 31, 2011								(618,372)			(618,372)

Balance at October 31, 2011	155,000	77,500	1,197	597	17,569,454	175,695	80,431,414	(81,339,045)	2	(131,734)	(785,573)

Issuance of Common Stock pursuant to a Private Placement					1,475,000	14,750	132,750				147,500
Issuance of Common Stock for Services					1,100,000	11,000	88,000				99,000

Net Loss for the three months ended January 31, 2012								(372,863)			(372,863)

Balance at January 31, 2012	155,000	77,500	1,197	597	20,144,454	201,445	80,652,164	(81,711,908)	2	(131,734)	(911,936)

Issuance of Common Stock pursuant to a Private Placement					100,000	1,000	9,000				10,000
Contributed capital - related party in consideration for services rendered							3,600				3,600

Net Loss for the three months ended April 30, 2012								(405,143)			(405,143)

Balance at April 30, 2012	155,000	$77,500	1,197	$597	20,244,454	$202,445	$80,664,764	$(82,117,051)	2	$(131,734)	$(1,303,479)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30,
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,396,378)	$(3,618,318)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,420	15,500
Bad Debt Expense		32,866
Amortization of common stock issued for services	—	80,000
Amortization of deferred financing fees	—	382,132
Amortization of discount of convertible debentures	—	720,687
Induced conversion cost associated with convertible debt	—	649,147
Employee Stock expense paid directly by a related party	3,600	—
Employee stock expense	99,000	—

Changes in assets and liabilities
(Increase) decrease in accounts receivable	385,031	(102,092)
(Increase) decrease in prepaid expenses	(25,649)	79,279
(Increase) decrease in inventories	(119,815)	70,288
(Increase) decrease in other current assets	259	4,560
Increase (decrease) in accounts payable	(51,796)	134,238
Increase (decrease) in accrued expenses	516,581	652,438

NET CASH USED IN OPERATING ACTIVITIES	(576,747)	(899,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(5,899)

NET CASH USED IN INVESTING ACTIVITIES	—	(5,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	668,907	100,000
Proceeds from officer loans	100,000	226,350
Payments of loans from officers	(181,350)	(60,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	587,557	266,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,810	(638,824)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,907	713,005

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,717	$74,181

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $1,608,903 and $2,502,084 for the nine months ended April 30, 2012 and the year ended July 31, 2011, respectively, and used cash from operations in the amounts of $576,747 for the nine months ended April 30, 2012 and $1,055,549 for the year ended July 31, 2011, respectively. At April 30, 2012, the Company had negative working capital of $1,378,417 and a stockholders’ deficiency of $1,303,479. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At April 30, 2012, the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at April 30, 2012 and July 31, 2011, were $1,000 and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Three customers accounted for approximately 78%, 10% and 5% of accounts receivable as of April 30, 2012. Two customers accounted for approximately 93% and 4% of accounts receivable as of July 31, 2011. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories (continued)

Inventories consisted of the following as of April 30, 2012 and July 31, 2011:

	April 30, 2012	July 31, 2011

Finished Goods	$254,280	$162,507
Work-in-process	40,032	87,664
Raw materials	263,992	188,318

	558,304	438,489
Less: Inventory reserve	49,000	49,000

Inventory, net	$509,304	$389,489

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

As of April 30, 2012 and July 31, 2011, inventory reserves amounted to $49,000 and $49,000, respectively. For the nine month period ended April 30, 2012, no inventory was written off as obsolete and for the year ended July 31, 2011, $50,000 was written off and charged to cost of sales.

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three (3) and thirty-nine (39) years. Depreciation was $12,420 and $15,500 for the nine months period ended April 30, 2012 and 2011, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. Amortization of deferred financing costs amounted to $0 and $382,132 for the nine months ended April 30, 2012 and 2011, respectively.

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

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $97,941 and $23,850 for the nine months ended April 30, 2012 and 2011, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $60,970 and $63,613 for the nine months period ended April 30, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $5,321 and $15,375 for the nine months period ended April 30, 2012 and 2011, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the authoritative guidance for accounting for income taxes. Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely. The guidance also requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. Based on the Company’s evaluation, management has concluded that there are significant uncertain tax positions requiring recognition in the condensed consolidated financial statements with respect to the sale of the Company’s New Jersey Net Operating Loss Carryovers. In the event the Company receives an assessment for interest and/or penalties by a major tax jurisdiction it would be classified in the financial statements as general and administrative expense.

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the nine months period ended April 30, 2012, the Company entered into agreements to sell its unused NOLs. Recognition of this asset and income have been in accordance with the guidance of SAB Topic 13 and are recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities at April 30, 2012, consist of 898,087 common shares from outstanding warrants and 155,006 common shares from preferred stock. Potentially dilutive securities at April 30, 2011, consisted of 982,837 common shares from outstanding warrants and 155,006 common shares from preferred stock.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES

The tax provision for the nine months ended April 30, 2012, was a tax benefit of $237,902 and for the nine months ended April 30, 2011, was a tax expense of $14,957. The Company has no open tax years for the State of New Jersey or federal income tax purposes, which are subject to examination.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the nine month period ended April 30, 2012, the Company entered into agreements to sell up to $254,687 of its unused tax losses. The Company received net proceeds of $227,945, during the nine month period ended April 30, 2012, related to the sale and accordingly recorded them as a tax benefit in the period received. During the nine month period ended April 30, 2011, the Company did not enter into such agreements and did not receive such tax benefits.

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

The Series A Preferred Stock provides 4% cumulative dividends, which were $134,733 ($0.87 per share) and $130,083 ($0.84 per shares) in arrears at April 30, 2012 and July 31, 2011, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $212,233 and $207,583 at April 30, 2012 and July 31, 2011, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $43,978 ($36.74 per share) and $43,173 ($36.06 per share) in arrears at April 30, 2012 and July 31, 2011, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $61,933 and $61,128 at April 30, 2012 and July 31, 2011, respectively.

On October 6, 2011, the Company issued and sold an aggregate of 5,114,072 shares of its common stock for $511,407, in a private placement offering.

Between December 14 and 22, 2011, the Company issued and sold an aggregate of 1,365,000 shares of its common stock for $136,500, in a private placement offering.

Between January 3 and February 3, 2012, the Company issued and sold an aggregate of 210,000 shares of its common stock for $21,000, in a private placement offering.

During the nine month period ended April 30, 2012, the company issued to employees 1,100,000 shares of Common Stock (par value $0.01) valued at $.09 per share for aggregate compensation expense of $99,000.

No stock warrants were issued, or exercised during the nine month periods ended April 30, 2012 and 2011.

A summary of the Company’s warrants is as follows:

	Number of Warrants	Strike Price	Expiration date

Outstanding Warrants as of April 30, 2012:
3/12/07 Warrants	84,750	$21.00	3/12/12
11/2/07 Warrants	33,355	$33.20	11/2/12
Selling Agent Warrants	256,410	$1.12	8/3/14
Class C Warrants	608,322	$1.12	2/26/15
Expired 3/12/12	(84,750)	$21.00

Outstanding Balance as of April 30, 2012	898,087

On January 14, 2011, at the a Special Meeting of Shareholders of Company, the Company’s shareholders approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the company’s common stock, par value $.01 per share, at a ratio not less than two-for-one and not greater than five-for-one, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of the Company’s shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Delaware Secretary of State no later than August 1, 2011. On July 20, 2011 the Board Directors, by unanimous written consent, voted in favor a five-for-one reverse split and subsequently filed an amendment to the articles of incorporation to effectuate the reverse split no later than August 15, 2011. However, the reverse split cannot be effectuated as the Company is currently waiting for FINRA’s announcement of the reverse split to the marketplace, which the Company anticipates sometime next quarter.

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

As of April 30, 2012 and July 31, 2011, there had been no shares granted under the 2002 Plan.

The Plan expired on April 22, 2012.

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

No common shares of Company stock were issued to current officers, directors, employees and consultants for the nine months ended April 30, 2012 and for the year ended July 31, 2011.

NOTE 6 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Nine Months Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

April 30, 2012	$494,344	$416,715	5	84.3%
April 30, 2011	$1,182,896	$999,375	3	84.5%

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – COMMITMENTS

Total rental expense for all operating leases of the Company amounted to approximately $59,740 and $46,980 during the nine months ended April 30, 2012 and 2011, respectively. The Company currently leases its facilities on a month-to-month basis.

EMPLOYMENT CONTRACTS

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of April 30, 2012, was $470,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the nine months ended April 30, 2012, and 2011, the Company’s CEO did not receive any payment of his salary and forgave $0 and $107,500 of his salary, respectively. The Company has accrued and expensed $337,500 for the unpaid portion of his salary for the nine months ended April 30, 2012.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of April 30, 2012 was $264,500 and he receives annual increases of $6,000 on January 1st of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 3% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the nine months ended April 30, 2012 and 2011, the Company’s President and Chief Operating Officer was paid $83,467 and $61,873 of his salary, respectively. During the nine months ended April 30, 2011, the Company’s president forgave $19,676 of his salary. The Company has accrued and expensed $108,908 for the unpaid portion of his salary for the nine months ended April 30, 2012.

On May 3, 2012, at a meeting of the Company’s Board of Directors, the Board unanimously agreed to accept the terms of a new employment contract for Marc Benou, the Company’s president. The contract will be effective May 29, 2012. (Footnote # 11 - “Subsequent Events”.)

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of April 30, 2012, the remaining balance on this indebtedness was $91,704, which is included as part of accrued expenses on the Balance Sheet.

NOTE 8 – NOTES PAYABLE – OFFICER

On July 28, 2011, Conolog Corporation issued two promissory notes in favor of Robert Benou in the aggregate principal amount of $256,350, consisting of amounts advanced by Mr. Benou to the Company between January 24, 2011 and July 18, 2011.

On March 23, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the aggregate principal amount of $100,000, consisting of amounts advanced by Mr. Benou to the Company on that date.

Mr. Benou is the Chief Executive Officer and Chairman of the Company. The Notes are payable on demand and do not bear interest. The Notes are subject to various default provisions, and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under the Note, to become immediately due and payable to Mr. Benou. The outstanding balance as of April 30, 2012, is $175,000.

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine months Ended April 30, 2012	Nine months Ended April 30, 2011

CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$25

Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
None	$—	$—

NOTE 10 – PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For the tax years 2012 and 2011, this maximum allowable deferred contribution was $16,500 ($22,500 for employees over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company did not make any matching contributions to the plan for either the nine months ended April 30, 2012 or the fiscal year ended July 31, 2011.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On May 1, 2012, the Board of Directors issued a Unanimous Written Consent authorizing a private placement of the Company’s Common Stock (par value $.01) and warrants permitting the subscriber to purchase additional shares of the Common Stock. For an aggregate purchase price of $.25, subscribers will receive one share of Common Stock and two Warrants, each of which will permit the subscriber to purchase one share of Common Stock for $.01. The subscription agreement contains representations and warranties that the parties made to, and solely for the benefit of, the other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The provisions of the subscription agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreements, and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and their agreements.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

On May 3, 2012, the Board of Directors issued a Unanimous Written Consent authorizing the issuance of 214,286 shares of the Company’s Common Stock (par value $.01), valued at $.07 per share, to Rosenberg, Rick, Baker, Berman & Company as payment for accounting services previously rendered to the Company.

On May 3, 2012, the Board of Directors approved a new Employment Agreement with Marc Benou, the president of the corporation. The Agreement is effective as of May 29, 2012 and will continue until May 29, 2016 (the “Term”), unless terminated sooner, and upon completion of the Term, will automatically renew for successive one year periods unless terminated by either party by advance written notice. Mr. Benou’s annual salary will initially be $199,000 and will increase by 3% annually.

Between May 1 and June 12, 2012, the Company issued and sold an aggregate of 65,000 shares of its common stock for $6,500 as part of its initial private placement offering.

Between May 1 and June 12, 2012, the Company issued and sold an aggregate of 676,000 shares of its common stock and 1,352,000 warrants for $169,000 as part of its secondary private placement offering.

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

Overview

We are engaged in the design and manufacture of (i) digital communications equipment specifically designed for the protection of electric utilities’ transmission lines.(ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by us); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, or other similar equipment (not manufactured by us) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) fiber optic monitoring and routing equipment to measure transmission levels and direct communication flow through multiple transmission heads via electrical to light conversions; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter.

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

Results of Operations

Three months ended April 30, 2012 compared to the three months ended April 30, 2011

Operating Revenues:

Sales for the quarter ended April 30, 2012 were lower compared to the prior year three month period, the sales revenue decreased $261,852 or 52% to $240,115, compared to total revenues of $501,967. The decrease is a result of having a large order during last year’s quarter without a comparable one this year. Military sales increased $29,844, due to a large order from the Coast Guard.

Sales changes by product line for the quarters ended April 30, 2012 and 2011.
Products sold	2012	% to total	2011	% to total	$ change	% chg

PDR-2000 Digital Teleprotection	$147,675	62%	$405,773	81%	($258,098)	-64%
PTR-1500 Analog Teleprotection	0	0%	23,766	5%	(23,766)	-100%
Telemetry Equipment	31,035	13%	36,108	7%	(5,073)	-14%
Military Sales	61,015	25%	31,171	6%	29,844	96%
Repairs & Spare Parts	883	0%	5,583	1%	(4,700)	-84%
Discounts	(493)	0%	(434)	0%	(59)	14%

Net Sales Revenues	$240,115	100%	$501,967	100%	$261,852	-52%

Cost of Revenue:

Total product cost of goods sold for the quarter ended April 30, 2012, amounted to $119,568 compared to $230,248 for the quarter ended April 30, 2011, a decrease of $110,680 or 48%. The decrease in cost of goods sold is a result of a comparable decrease in sales.

Gross Profit:

The gross profit percentage of 50.2% for the quarter ended April 30, 2012, a decrease of 3.9% from 54.1% for the quarter ended April 30, 2011. The decrease is attributed to sales of PDR-2000 at a higher price last year due to the customer choice of product features with higher margins.

Operating Expenses:

General and Administrative: For the quarter ended April 30, 2012, general and administrative expenses decreased $82,671 to $462,279 from $544,950. This decrease of 15% can mostly be attributed to (a) professional fees decreasing $16,895 over the prior year three months period due to legal fees and accounting fees associated with the restatement of prior filed financial statements, (b) insurance costs decreasing $109,204 due to lower premiums, and (c) a reduction of $32,866 in bad debt expense.

Research and Development: For the quarter ended April 30, 2012, research and development cost was $14,730, an increase of $13,390 as compared to the prior year total of $1,340. Our research and development costs can be attributed to enhancing the FIDRA and GlowWorm products.

Selling Expenses: For the quarter ended April 30, 2012, selling expenses were $46,464, a decrease of $32,721 versus the prior year total of $79,185 mainly due to a decrease in sales commissions, due to lower sales, and reduced business travel.

Total Other Income and Expenses:

For the quarter ended April 30, 2012, other income/expense was expense of $3,035, a decrease of $10,093 as compared to income of $7,058 for the quarter ended April 30, 2011. The difference is mainly related to receipt of a $10,000 legal settlement during the prior year.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the three month periods ended April 30, 2012 and April 30, 2011, did not receive such tax benefits.

Net Loss:

The Company recorded a net loss of $405,143 for the quarter ended April 30, 2012, as compared to a net loss of $349,612 for the quarter ended April 30, 2011. The increase in net loss of $55,531 can mainly be attributed to reduced sales during the current period which were offset by higher operating expenses during the prior quarter. For the quarter ended April 30, 2012, gross profit decreased $151,172, general and administrative costs were $82,671 lower than the prior period, while research and development was up versus the prior period by $13,390, and selling expense was $32,721 higher. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.02) basic and diluted loss per share compared to ($0.03) basic and diluted loss per share for the quarter ended April 30, 2011.

Results of Operations

Nine months ended April 30, 2012 compared to the nine months ended April 30, 2011

Operating Revenues:

Sales for the nine month period ended April 30, 2012 were significantly lower as compared to the prior year nine month period. The sales revenue decreased $685,364 or 58% to $494,344, compared to total revenue of $1,179,708. During the same nine month period in 2011, the Company was completing two significant contract orders for the delivery of the PDR-2000. Military sales was another area with a significant decline in sales, military sales declined $25,734 mainly due to cut backs in government military spending.

Sales changes by product line for the nine month periods ended April 30, 2012 and 2011.

Products sold	2012	% to total	2011	% to total	$ change	% chg

PDR-2000 digital teleprotection	$341,219	69%	$996,995	85%	($655,776)	-66%
PTR-1500 analog teleprotection	4,411	1%	23,766	2%	(19,355)	-81%
Telemetry equipment	77,516	16%	74,308	6%	3,604	5%
Military Sales	64,463	13%	58,071	5%	6,392	11%
Repairs & Spare Parts	7,644	1%	17,850	2%	(10,206)	-57%
Discounts	(909)	0%	(2,227)	0%	1,319	-59%

Net Sales Revenues	$494,344	100%	$1,179,708	100%	($685,364)	-58%

Cost of Revenue:

Total product cost of goods sold for the nine months ended April 30, 2012, amounted to $232,053 compared to $638,986 for the nine months ended April 30, 2011, a decrease of $406,933 or 64%. The decrease in cost of goods sold is a result of significantly lower sales.

Gross Profit:

The gross profit percentage of 53.1% for the nine month period ended April 30, 2012, an increase from 7.3% for the nine month period ended April 30, 2011. The increase in gross profit percentage was due to a price correction on the PDR-2000 during the nine months ended April 30, 2012. The price for the same product was cut aggressively as part of a competitive contract that expired in fiscal 2011.

Operating Expenses:

General and Administrative: For the nine month period ended April 30, 2012, general and administrative expenses decreased $516,707 to $1,580,594 from $2,097,301. This decrease of 25% can mostly be attributed to (a) professional fees decreasing $594,634 over the prior year nine month period due to legal fees and accounting fees associated with the restatement of prior filed financial statements, and (b) filing fees, printing costs, and public relations fees, also associated with the restatement issues, decreased $192,238 versus the prior year nine month period. These decreases were offset by (c) an increase of $242,938 in payroll expense, mostly due to officer compensation that was accrued this quarter rather than forgiven, and (d) an increase of $102,600 in stock compensation expense related to the issuance of shares to employees and directors.

Research and Development: For the nine month period ended April 30, 2012, research and development cost was $60,970, a decrease of $2,643 as compared to the prior year total of $63,613. Our research and development costs, which are attributed to enhancing the FIDRA and GlowWorm products, decreased from the prior period as the development cycle comes to end.

Selling Expenses: For the nine month period ended April 30, 2012, selling expenses were $229,630, an increase of $116,387 versus the prior year total of $113,243 mainly due to an increase of marketing expense by $161,003 related to the marketing campaigns for the company’s FIDRA and GlowWorm products. This increase was offset by a decrease in travel and entertainment of $69,366.

Total Other Income and Expenses:

For the nine month period ended April 30, 2012, other income/expense was expense of $25,377, a decrease of $1,844,549 as compared to the nine month period ended April 30, 2011. This large decrease in other income/expense is primarily a result of recording of amortization and interest expense related to a subscription agreement entered into on August 3, 2009, which had a conversion feature embedded in the Company’s convertible debt and certain warrants.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the nine month period ended April 30, 2012, the Company entered into agreements to sell up to $254,687 of its unused tax losses. The Company received net proceeds of $227,945, during the nine month period ended April 30, 2012, related to the sale and accordingly recorded them as a tax benefit in the period received. During the nine month period ended April 30, 2011, the Company did not enter into such agreements and did not receive such tax benefits.

Net Loss:

The Company recorded a net loss of $1,396,378 for the nine month period ended April 30, 2012, as compared to a net loss of $3,618,318 for the nine month period ended April 30, 2011. The decrease in net loss of $2,221,940 can mainly be attributed to (a) noncash transactions related to the subscription agreement entered into in August 2009, which resulted in amortization costs related to derivative financial instruments of $1,751,966, and (b) professional fees decreasing $594,634 over the prior year nine month period due to legal fees and accounting fees associated with the restatement of prior filed financial statements. For the nine month period ended April 30, 2012, gross profit decreased $278,431, general and administrative costs were $516,707 lower than the prior period, while research and development was down versus the prior period by $2,643, and selling expense was $116,387 higher. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.08) basic and diluted loss per share compared to ($0.39) basic and diluted loss per share for the nine month period ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring losses from operations of $1,396,378 for the nine month period ended April 30, 2012, and used cash from operations in the amount of $576,186 and $899,275 for the nine month periods ended April 30, 2012 and 2011, respectively. At April 30, 2012, the Company had cash and cash equivalents of $18,717.

At April 30, 2012, the Company had total current assets of $671,006 and total current liabilities of $2,049,423, resulting in a working capital deficit of $1,378,417 compared to a working capital deficit of $765,966 at the fiscal year ended July 31, 2011. The Company’s current assets consists of $18,717 in cash and cash equivalents, $91,404 in accounts receivable, $509,304 in inventory and $51,581 in prepaid expenses and other current assets. Accounts receivable decreased from $476,435 at July 31, 2011 to $91,404 at April 30, 2012, resulting from the timing of collections and lower sales during the nine month period ended April 30, 2012.

During the nine month period ended April 30, 2012, the Company initiated two private placement offerings.

As of June 12, 2012, the initial private placement offering resulted in subscription agreements with 30 accredited investors for the issuance and sale of an aggregate of 6,754,072 shares of the Company’s common stock (par value $.01 per share) for an aggregate purchase price of $0.10 per share. The Company received proceeds of $675,407.20.

As of June 12, 2012, the secondary private placement offering resulted in subscription agreements with 15 accredited investors for the issuance and sale of an aggregate of 676,000 shares of the Company’s common stock (par value $.01 per share) and 1,352,000 warrants for an aggregate purchase price of $0.25 per share and two warrants. Each warrant entitles the holder purchase one share of the Company’s common stock at an exercise price of $.01. The Company received proceeds of $169,000.

The Company used the proceeds of the placement for general corporate purposes, including general and administrative expenses.

Cash expenditures have exceeded revenues for the prior quarters and Management expects this consumption of cash to continue into the next three quarters. Our operations have been, and will continue to be, funded from existing cash balances and private placements of equity funding. During the fiscal year ended July 31, 2011, we raised $316,350 from loans made to the company by Robert Benou. During the nine month period ended April 30, 2012, we raised an additional $100,000 from loans made by Mr. Benou. To date, Mr. Benou has received repayments totaling $241,350, of which, repayments totaling $181,350 were made during the nine month period ended April 30, 2012. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $576,747 for the nine month period ended April 30, 2012, as compared to $899,275 net cash used in operating activities for the nine month period ended April 30, 2011, a decrease of $323,089. The use of cash of $576,747 for the nine months ended April 30, 2012 can be attributed to: (a) accounts receivable balance decline due to the of collections open receivables, resulting in cash provided of $385,031 and (b) increases in inventory balances, accrued expenses, and prepaid expenses and decreases in accounts payable.

INVESTING ACTIVITIES

There was no use of cash used in investing activities for the nine month period ended April 30, 2012. For the nine month period ended April 30, 2011, net cash used investing activities was $5,899 for the purchase of equipment.

FINANCING ACTIVITIES

Net cash provided from financing activities was $587,557 for the nine month period ended April 30, 2012, as compared to $266,350 provided in the same nine month period in 2011. In the nine month period ended April 30, 2012, the Company received proceeds of $668,907 from sale of common stock through a private placement. These funds were used for repayment of $181,350 against the loans made by Robert Benou during the fiscal year ended July 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended April 30, 2012, that were not otherwise disclosed on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended January 31, 2012.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1

Promissory Note in the amount of $100,000, issued by Conolog Corporation in favor of Robert Benou (incorporated by reference to exhibit 4.1 of the Registrants Current Report on Form 8-K filed with the Commission on April 10, 2012)

10.1

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

CONOLOG CORPORATION

Date: June 14, 2012	By:	/s/ Robert Benou

Name: Robert Benou
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)