Form 10-K
period 2012-07-31
CONOLOG CORP
filed 2013-01-07
CIK 23503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 20, 2012, based on a closing price of $.06 was approximately $1,186,802.

As of December 20, 2012, the registrant had 21,683,066 shares of its common stock, par value $0.01, outstanding.

CONOLOG CORPORATION
FOR THE FISCAL YEAR ENDED
JULY 31, 2012

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

PART I

ITEM 1. BUSINESS.

GENERAL INFORMATION

Conolog Corporation (the”Company”, “Conolog”, “we”, “us”, “our”) is engaged in the design, production (directly and/or through subcontractors) and distribution of small electronic and electromagnetic components and sub-assemblies for use in telephone, radio and microwave transmission and reception and other communication areas that are used in both military and commercial applications. Our products are used for transceiving various quantities, data and protective relaying functions in industrial, utility and other markets.

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

PRODUCTS

We are engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by us); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by us) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic “networks” which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, (vii) fiber optic switching and monitoring devices which permit physical layer control and in line, live, level monitoring of most types of fiber optics, and (viii) digital communication systems that are utilized in the protection of transmission lines and the tripping or blocking of protection circuits in the case of faults.

Such products are used in radio and other transmissions, telephones and telephone exchanges, air and traffic control, automatic transmission of data for utilities, and for use by electric utilities in monitoring power transmission lines for faults and/or failures. Our products may be used independently or in combination with other products to form a system type configuration, whereby our equipment is pre-assembled in a large cabinet with other equipment in a configuration that would provide the end user with protection as well as operational status displays.

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

FIBER OPTIC MONITORING

The expansion of fiber lines by our customers and their need to switch equipment from phone lines to fiber prompted us to design and introduce a fiber-optic line of switches and monitoring. Conolog has recognized an absence in the fiber optic market of a physical layer switch. “Fidra” couples any manufacturer’s fiber optic equipment to inter-station fiber optic line. With delay measured in the thousandths of a second, Fidra can convert signals between fiber types, act as a repeater, in-line level monitor, and can eliminate the need to ever disconnect an operational fiber from its device

Passive fiber level monitoring is the design of “GlowWorm”, our patent pending product that can be utilized to determine the transmission level of fiber signals without the need of splicing or cutting a fiber optic cable in any way.

PRESENT STATUS/BUSINESS PRODUCT DESCRIPTION

We market and sell our products to three basic types of customers:

1)	Military Sales
	▪	Direct contract sales to military
	▪	As subcontractor to systems producers
	▪	Foreign governments

2)	Commercial Sales (Under the trade name “INIVEN” (a Division of Conolog))
	▪	Direct sales to end-users
	▪	Sales to system assemblers
	▪	Sales to contractors/installers

3)	Commercial Sales - As Manufacturing Subcontractor to Systems Producers.

COMMERCIAL “INIVEN” SALES AND PRODUCTS

“INIVEN” equipment is designed around four (4) core product groups:

1)	PTR and PDR Teleprotection Series (Protective Tone Relaying Communications Terminal), which includes the PTR-1500 and PDR-2000.

2)	Audio Tone & Telemetry Equipment (Audio Tone Control, Telemetering and Data Transmission Systems), which includes Series “98”, and “GEN-1”.

3)	Multiplex Supervisory Control System

4)	Communication Link Multihead Fiber Optic Switches and Fiber Optic Monitoring Solutions.

PTR AND PDR TELEPROTECTION SERIES

This product is designed for use exclusively by electric power generators (electric utilities and co-generators) in order to protect their transmission and distribution lines. The PTR-1500, by monitoring the output signal of the transmission equipment in less than one hundredth of a second protects the transmission and distribution lines.

The PTR-1500 is installed in pairs, one unit at each end of the line. Each unit is connected and in constant communication with the other, as they continuously monitors the line for faults. In the event of a fault occurring (such as a downed line or a short circuit) at either end and when confirmed by the receiving PTR-1500 unit, the line is immediately isolated for shut down, averting costly damage and downtime.

The PTR-1500 is a quad system and performs as 2 duals or 4 singles with many unique features such as multiple line operation, event recording with date stamp with optional analog or digital transmission modes including optic fiber interface.

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

98 AND GEN-1 SERIES

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

“98” Series - The latest generation applies DSP and microprocessor technology with full programmability, in the field or at the factory.

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

“98,” Series represents our latest design in audio tone equipment utilizing the more advanced DSP technology, which provides high accuracy and long-term stability. These features have allowed us to greatly improve the scope, density and number of functions that can be performed on a single phone line, microwave link or direct line.

Sales of these products are made by the same agents who sell our GEN-1 products, but are also directed to encompass more sophisticated users with larger amounts of data and control points. The mechanical configuration of the “98” series is more compact, permitting more equipment in a given space.

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

MAJOR CUSTOMERS

Our major customers during fiscal 2012 and 2011:

	2012		2011

Customer 1	$347,039	41.7%	$747,457	44.2%
Customer 2	196,283	23.6%	453,238	26.8%
Customer 3			173,092	10.2%

	$543,322	65.3%	$1,373,787	81.2%

Total Product Revenues	$831,718	100%	$1,691,852	100.0%

None of these customers has or had any material relationship other than purchasing our products.

INVENTORY - RAW MATERIALS

We believe that we have adequate sources of raw materials available for use in our business. Our products are assembled from a variety of standard electronic components and sub-assemblies, such as integrated circuits, transformers, transistors, passive components (i.e., resistors, capacitors and inductors), diodes and assorted hardware, such as, printed circuit boards, connectors and faceplates. We are not dependent upon any single supplier.

MANUFACTURING

The Company currently rents approximately 7,000 square feet of the facility located at 5 Columbia Road, Somerville, New Jersey for a combination of manufacturing and office space. The Company assembles, under normal workload conditions, the product it sells; however, to accommodate the peak demands that occur from time to time, we can engage a number of subcontractors to assemble boards to our specifications. All assemblies are inspected and fully tested by our quality, engineering and testing departments. We maintain test equipment and every product is burned-in (i.e., each product is run at full power for 48 hours) and tested prior to shipment.

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

RESEARCH AND DEVELOPMENT

New Products –

“GlowWorm” Fiber Optic Detector, is an independent, standalone product for detection of fiber optic cable failures without the need to cut the cable. It was introduced in September 2010. The Company has a Patent Pending on this product. Marketing is being focused on non-traditional Conolog customers.

Fidra is an active, multifunction fiber network physical switch, designed to monitor, reroute, repeat, boost, and disable up to three (3) fiber optic communication pairs. While initial development of Fidra is completed, additional development is needed to offer additional versions that will allow us to serve more applications.

PATENTS AND TRADEMARKS

We do not have any patents covering any of our present products. We use the name INIVEN for our commercial products. We believe that this name is recognized in our industry. We believe that our prospects are dependent primarily on our ability to offer our customers high quality, reliable products at competitive prices rather than on our ability to obtain and defend patents on some products. We do not believe that our INIVEN name is of material importance to the Company’s business.

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

EMPLOYEES

As of July 31, 2012, we employed 14 people on a full-time basis. We have enjoyed good labor relations.

None of our employees are represented by a labor union or bound by a collective bargaining agreement. We have never suffered a work stoppage. We believe our future success will depend, in part, on our continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

MARKET PRICE FOR COMMON STOCK

The Company’s Common Stock is listed on the OTCQB under the under the symbol “CNLG.” The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Common Stock

Fiscal Year 2012	High	Low

First Quarter	0.08	0.05
Second Quarter	0.12	0.06
Third Quarter	0.10	0.05
Fourth Quarter	0.11	0.05

Common Stock

Fiscal Year 2011	High	Low

First Quarter	0.92	0.50
Second Quarter	0.65	0.30
Third Quarter	0.38	0.10
Fourth Quarter	0.12	0.07

Our transfer agent is Continental Stock Transfer & Trust Company, with offices at 17 Battery Place, 8th floor, New York, New York, telephone number (212) 509-4000. As transfer agent for our shares of common stock the transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(b) Holders

As of July 31, 2012, there were 391 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

The Series A Preferred Stock provides 4% cumulative dividends, which were $133,183 ($0.86 per share) and $130,083 ($0.84 per shares) in arrears at July 31, 2012 and July 31, 2011, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $210,683 and $207,583 at July 31, 2012 and July 31, 2011, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $44,250 ($36.97 per share) and $43,173 ($36.07 per share) in arrears at July 31, 2012 and July 31, 2011, respectively. In addition, each share of Series B Preferred Stock is convertible into 005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $62,205 and $61,128 at July 31, 2012 and July 31, 2011, respectively.

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

		N/A	158*

Equity compensation plans not approved by security holders	N/A	—	—

Total			158

*Represents application of reverse stock splits.

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

Overview

We are engaged in the design and manufacture of (i) transducers, which are electro-magnetic devices which convert electrical energy into mechanical and other forms of physical energy, or conversely convert mechanical and other forms of physical energy into electrical energy; (ii) digital signal processing (DSP) systems and electromagnetic wave filters for differentiation among discreet audio and radio frequencies; (iii) audio transmitters and modulators, for the transmission over telephone lines, microwave circuits, or satellite, of electrical signals obtained from transducers, data generated in electronic code form or by computers or other similar equipment (not manufactured by us); (iv) audio receivers and demodulators which are small systems which receive and decode the signals from the audio transmitters and convert them into digital codes for input into computers, teletypes or other similar equipment (not manufactured by us) or convert such signals into mechanical or other form of energy, such as opening or closing valves, or starting or stopping a motor; (v) magnetic “networks” which are devices that permit the matching or coupling of different types of communication equipment together or many identical or similar equipment together or onto telephone or other transmission lines so as not to cause interference; and (vi) analog transmitters and receivers, which permit the coding/transmission and receiving/decoding of a constantly variable data, such as the water level in a tank, pressure in a pipe or temperature, by actually displaying the exact information at the receiving end in digital form for storing in a computer or other devices, or by physically displaying the information in a visual fashion such as a numerical readout or meter, (vii) fiber optic switching and monitoring devices which permit physical layer control and in line, live, level monitoring of most types of fiber optics, and (viii) digital communication systems that are utilized in the protection of transmission lines and the tripping or blocking of protection circuits in the case of faults.

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

Results of Operations

Year Ended July 31, 2012 Compared with the Year Ended July 31, 2011

Operating Revenues:

The majority of the Company’s sales revenue has been generated from sales of the PDR-2000 Teleprotection products. Our total sales revenue decreased $860,134 or 50.8% for the fiscal year ended July 31, 2012 to $831,718 compared to total revenues of $1,691,852 for the fiscal year ended July 31, 2011. Our PDR-2000 sales decreased approximately $858,324 or 58.2% over the prior year due to a decrease in demand. The decrease is thought to be a reduction in projects by our customers for the 2012 fiscal year. PTR-1500 sales increased $9,741 or 27.8%. Telemetry sales decreased $13,164 or 15% due to the natural rhythm of our markets. We expect this category to further decline in the coming years. Military sales decreased $10,163 or 13% due to cut backs in the governments military spending for 2012. Repairs and sales of spare parts increased as a result of the life cycle of some of our products.

Sales changes by product line for the fiscal years ended July 31, 2012 and 2011.

Products sold	2012	% to total	2011	% to total	$ change	% chg

PDR-2000 digital teleprotection	$616,676	74%	$1,475,000	87%	$(858,324)	-58%
PTR-1500 analog teleprotection	44,741	5%	35,000	2%	9,741	28%
Telemetry equipment	77,836	10%	91,000	5%	(13,164)	-15%
Military Sales	67,037	8%	77,200	5%	(10,163)	-13%
Spare parts	20,187	2%	6,000	0%	14,187	237%
Repairs	6,150	1%	11,952	1%	(5,802)	-49%
Discounts	(909)	0%	(4,300)	0%	3,391	-74%

Net Sales Revenues	$831,718	100%	$1,691,852	100%	$(860,134)	-51%

Cost of Revenue:

Total product cost of goods sold for the fiscal year ended July 31, 2012 amounted to $429,427 compared to $1,175,038 for the fiscal year ended July 31, 2011, a decrease of $745,611 or 63.5%. The decrease in cost of goods sold is primarily a result of the sales volume of the PDR-2000 decreasing 58.2% versus the prior year.

Operating Expenses:

General and Administrative: For the fiscal year ended July 31, 2012, general and administrative expenses decreased $667,537 to $2,017,512 from $2,685,049. This decrease of approximately 24.9% can mostly be attributed the following: (a) a decrease of $585,474 in professional fees and a decrease of stock expense of $197,143 both related to the restatement, in the fiscal year ended July 31, 2011, of financial data for the fiscal years ended July 31, 2009 and July 31, 2010; and (b) a decrease of $142,366 in insurance premiums due to lower premiums for some policies. These reductions were offset by (c) an increase of $155,401 for labor costs booked directly to expense, rather than inventory; (d) an increase in Employee Stock Compensation Expense of $102,449; and (e) an increase of $12,760 in rent expense.

Research and Development: For the fiscal year ended July 31, 2012 research and development cost was $80,433, an increase of $12,411. or 18.2%, versus the prior year total of $68,022. Our research and development costs can mainly be attributed to enhancing the FIDRA, GlowWorm, and PDR-2000 products.

Selling Expenses: For the fiscal year ended July 31, 2012 selling expense was $316,001, an increase of $50,174 or 18.9% versus the prior year total of $265,827. The increase is mainly due to the increase of $176,852 in marketing related to campaigns for the FIDRA and GlowWorm products. This increase was offset by (a) a decrease of $70,696 in commission expenses due to a large decrease in sales; and (b) a decrease of approximately $50,000 in travel and entertainment.

Total Other Income and Expenses:

For the fiscal year ended July 31, 2012, other income/expense was expense of $16,941, a decrease of $1,799,916 versus the fiscal year ended July 31, 2011. This large decrease in other expense is primarily a result of recording a derivative liability associated with a subscription agreement entered into in fiscal year 2010. The subscription agreement entered into on August 3, 2009, had a conversion feature embedded in the Company’s convertible debt and certain warrants that required the recording of a derivative liability in the amount of $1,806,518 in fiscal year 2011.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal years ended July 31, 2012, the Company entered into agreements to sell up to $5,707,131 of its unused tax losses. The Company received net proceeds of $227,945 during the fiscal year ended July 31, 2012, related to the sale and accordingly recorded them as a tax benefit in the year received. The net tax benefit recorded in the Statement of Operations for 2012 of $226,361 consists of the proceeds received from the sale of the Company’s NJ NOL’s offset New Jersey State tax refunds of $4,800 and New Jersey state tax expense of $6,384.

Net Loss:

The Company recorded a net loss of $1,802,235 for the fiscal year ended July 31, 2012, as compared to a net loss of $4,322,733 for fiscal year ended July 31, 2011. For the fiscal year ended July 31, 2012 gross profit decreased $114,523 and general and administrative decreased $667,537 compared to the prior fiscal year. Research and development was up versus the prior period by $12,411, as was selling expense by $50,174. As a result of the foregoing, the Company reported net loss applicable to common shares of ($0.10) basic and diluted loss per share compared to ($0.43) basic and diluted loss per share for the fiscal year ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring losses from operations of $2,011,656 and $2,502,084 for the fiscal year ended July 31, 2012 and 2011, respectively and used cash in operations in the amounts of $747,105 and $1,055,549 for the fiscal year ended July 31, 2012 and 2011, respectively. At July 31, 2012, the Company had cash and equivalents of $70,359.

At July 31, 2012, the Company had total current assets of $743,621 and total current liabilities of $2,301,756, resulting in working capital deficit of $1,558,135. The Company’s current assets consists of $70,359 in cash and cash equivalent, $132,747 in accounts receivable, $497,235 in inventory and $43,280 in prepaid expenses and other current assets. Accounts receivable decreased from $476,435 at July 31, 2011 to $132,747 at July 31, 2012. This decrease in our accounts receivable is the result of a sales decrease of $860,134 for the fiscal year ended July 31, 2012 and the timing of collections.

The Company entered into subscription agreements, as amended, with 27 accredited investors for the issuance and sale of an aggregate of 6,754,072 shares in the Company’s common stock, par value $.01 per share for an aggregate purchase price of $0.10 per share. During the fiscal year ended July 31, 2012, the Company received proceeds of $675,407 from the subscribers in connection with this Private Placement. The Company used the proceeds of the placement for general corporate purposes, including general and administrative expenses.

The Company entered into a second subscription agreement, as amended, with 19 accredited investors for the issuance and sale of an aggregate of 802,000 shares in the Company’s common stock, par value $.01 per share and 1,604,000 warrants for an aggregate purchase price of $0.25 per share and two warrants. Each warrant entitles the holder purchase one share of the Company’s common stock at an exercise price of $.01. During the fiscal year ended July 31, 2012, the Company received proceeds of $200,500 from the subscribers in connection with this Private Placement. The Company used the proceeds of the placement for general corporate purposes, including general and administrative expenses.

Our operations have been, and will continue to be, funded from existing cash balances and private placements of equity funding. During our fiscal year ended July 31, 2012, we have raised $875,907 from the sale of common stock and $115,000 from loans made to the company by Robert Benou. During the fiscal year ended July 31, 2012, Mr. Benou received repayments totaling $181,350 for loans made by him during the fiscal year ended July 31, 2011. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was approximately $747,000 for the fiscal year ended July 31, 2012, as compared to approximately $1,056,000 net cash used in operating activities for the fiscal year ended July 31, 2011, a decrease of $309,000. This decrease in use of cash can be attributed to: (a) operational activities using approximately $611,000 less than in the previous year; and (b) decreases in accounts receivable of approximately $786,000. Offsetting these increases were (c) increases in prepaid expenses of approximately $160,000 over the previous year; (d) increases in inventories of approximately $505,000; (e) decreases in accounts payable of approximately $225,000; and (f) decreases in accrued expenses of approximately $195,000 over the prior year.

INVESTING ACTIVITIES

There was no net cash used in investing activities for the fiscal year ended July 21, 2012. For the fiscal year ended July 31, 2011 net cash used investing activities was approximately $6,000 resulting from the purchase of equipment.

FINANCING ACTIVITIES

Net cash provided from financing activities was approximately $810,000 for the fiscal year ended July 31, 2012, as compared to approximately $356,000 provided in during the fiscal year ended July 31, 2011. During the fiscal year ended July 31, 2012 the Company received proceeds of approximately $876,000 from sale of common stock compared to approximately $100,000 the prior year. In addition, the Company received proceeds of approximately $115,000 during the fiscal year ended July 31, 2012 from the issuance of notes payable to a Company officer, as opposed to approximately $316,000 received in the fiscal year ended July 31, 2011. Repayments of approximately $181,000 were made against notes payable to the officer during the fiscal year ended July 31, 2012 and approximately $60,000 in repayments were made in the fiscal year ended July 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of Conolog Corporation, together with notes and the Independent Registered Public Accountants’ Report, begin on page F-1, immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal year ended July 31, 2012, we did not have disagreements with our independent registered public accounting firm, Wolinetz, Lafazan & Company, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the Company’s two most recent fiscal years, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of the end of the period covered by this report, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several material weaknesses were identified. As a result of the material weaknesses, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2012, the Company’s disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of internal control over financial reporting, management believes as of July 31, 2012, the Company’s internal control over financial reporting was not effective due to the following material weaknesses:

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

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2012 and 2011, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended July 31, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at [November 13, 2012]:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Robert S. Benou	77	Chairman, CEO, CFO, Director	February 1968
Marc R. Benou	43	President	March 1995
Louis S. Massad	75	Director	April 1995
Edward J. Rielly	43	Director	January 1998
David M. Peison	43	Director	October 2004
Michael Horn	59	Director	August 2011

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

Marc R. Benou

Marc R. Benou has been the Company’s President and Chief Operating Officer since May 1, 2001. Mr. Benou joined the Company in 1991 and is responsible for new product development and supervision of sales and marketing. From March 1995 until May 1, 2001, he served as Vice President. Mr. Benou has been on the Company’s Board since March 1995. Mr. Benou attended Lehigh and High Point University and holds a BS degree in Business Administration and Management. Marc R. Benou is the son of Robert S. Benou, the Company’s Chairman and Chief Executive Officer. Mr. Benou’s experience as the Company’s president and chief operating officer led to the conclusion that Mr. Benou should serve on the Board of Directors, given the Company’s business and structure.

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

Michael Horn has been a Director of the Company since August 2011. On November 13, 2012, the Board of Directors accepted Marc Benou’s resignation for the position of Secretary and appointed Mr. Horn to the positions of Vice President and Secretary. Mr. Horn has over 30 years of experience in Information Technology senior management. Mr. Horn has served as the Managing and Operating Partner of VAR Direction LLC, Inc., a management and financial consulting firm, from 2002 through the present. Mr. Horn served as Chief Executive Officer of AccountMate Software, Division of Softline, N.A., a publisher of accounting software, from 2001 to 2002. From 1980 through 2001, Mr. Horn was the Chief Executive Officer of MIBAR Computer Services, a value added reseller and developer of software.

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

Audit Committee

The Company’s Board of Directors has determined that David M. Peison is the Audit Committee’s Financial Expert and that he is “independent” as defined by the National Association of Securities Dealers Automated Quotations system “NASDAQ”.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2012, were timely.

Code of Ethics

The Corporation has adopted a Code of Ethics. This Code is publicly available on the Company’s internet website www.conolog.com.

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to and accrued by each executive officer during the prior three fiscal years.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options /SARs	LTIP Payouts	Other

Robert Benou	2012	$450,000	$—	$—	150,000	$—	$—	$42,000	*
Chief Executive Officer,
Chief Financial Officer, Director	2011	$334,167	$—	$—	—	$—	$—	$12,000	*

	2010	$259,749	$—	$—	403,200	$—	$—	$28,000	*

Mark Benou	2012	$243,125	$—	$—	160,000	$—	$—	$11,412	*
President, COO,
Director
	2011	$199,023	$—	$—	—	$—	$—	$—

	2010	$238,200	$—	$—	403,200	$—	$—	$—

*	Car allowance

Name	Options Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying of Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Robert Benou	0	0	0	0	0	0	0	0	0

Marc Benou	0	0	0	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

Mr. Robert Benou is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary as of July 31, 2012 was $450,000 ((a) actual 2012 salary drawn was $0, (b) $450,000 has been accrued for potential payment in the future) .Mr. Benou’s annual base salary increases by $20,000 annually on January 1st of each year. In addition, Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause.

Mr. Marc Benou is serving under an employment agreement commencing May 3, 2012, through May 3, 2016, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or Mr. Benou. Mr. Benou’s annual base salary between August 1, 2011 and May 2, 2012 was $264,500. Upon execution of the new employment agreement, his base salary was reduced to $199,000. Mr. Benou’s annual base salary on July 31, 2012 was $199,000 ((a) actual 2012 salary drawn was $84,467, (b) $158,658 has been accrued for potential payment in the future). He receives annual increases of $3,000 on May 3rdof each year. Mr. Benou is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual financial statements. The employment agreement also entitles Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause (as defined in the employment agreement).

COMPENSATION OF DIRECTORS

No director of the Company receives any cash compensation for their services as such, but directors may receive stock options pursuant to the Company’s stock option plan and grants of the Company’s common stock. Currently, the Company has four directors who are not employees, Messrs. Michael Horn, Louis Massad, David Peison and Edward Rielly. During the year ended July 31, 2012, these four directors each received 80,000 restricted shares of the Company’s common stock (par value $.01 per share).

RISK MANAGEMENT

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

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

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The applicable percentage of ownership at July 31, 2012 is based on 20,985,454 shares issued and outstanding.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock

Robert S Benou,	CEO, Chairman, Chief Financial, Officer, Director	870,027	4.15%

Marc R. Benou(2)	President, Chief Operating Officer, Director	611,250	2.91%

Louis Massasd	Director	117,500	0.56%

Edward J. Reilly	Director	80,000	0.38%

David M. Peison	Director	144,250	0.69%

Michael Horn(2)	Secretary, Director	80,000	0.56%

Officers and Directors Total	6	1,903,027	9.07%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Conolog Corporation 5 Columbia Road, Somerville, NJ 08876.

(2)	On November 13, 2012, Marc R. Benou resigned as the Company'’s Secretary and the Board appointed Michael Horn to the position.

Preferred Stock

Name	Beneficial Relationship to Company	Outstanding Preferred Stock	Percentage of Ownership of Preferred Stock

Robert S Benou,	CEO, Chairman, Chief Financial, Officer, Director	—	—

Marc R. Benou	President, Chief Operating Officer, and Director	—	—

Louis Massasd	Director	—	—

Edward J. Reilly	Director	—	—

David M. Peison	Director	—	—

Michael Horn	Secretary, Director	—	—

Officers and Directors Total	6	—	—

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENENCE

Certain relationships and Related Transactions

Marc Benou, President, Chief Operating Officer and Director, is the son of Robert Benou, Chairman, Chief Executive Officer, Chief Financial Officer and Director.

Board Determination of Independence

The common stock of the Company is currently quoted on the OTCQB, an exchange which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the NASDAQ.

As of July 31, 2012, the Board determined that Mr. Horn, Mr. Massad, Mr. Peison, and Mr. Rielly are each “independent” as that term is defined under by NASDAQ.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two years for professional services rendered by Wolinetz, Lafazan & Co. for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and 10-K reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $125,000 and $83,000 for 2012 and 2011, respectively.

Audit-Related Fees

No fees were billed during the years ended July 31, 2012 and July 31, 2011 for assurance and related services by Wolinetz, Lafazan & Company, PC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed during the years ended July 31, 2012 and July 31, 2011 for tax compliance, tax advice, or tax planning services by Wolinetz, Lafazan & Company, PC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed to the Company by Wolinetz, Lafazan & Company, PC during the year ended July 31, 2012 and 2011 for services not described above.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

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

4.1

Promissory Note in the amount of $100,000, issued by Conolog Corporation in favor of Robert Benou (incorporated by reference to exhibit 4.1 of the Registrants Current Report on Form 8-K filed with the Commission on April 4, 2012)

10.1

Employment Agreement dated June 1, 1997 between Robert Benou and Conolog Corporation (incorporated by reference to Exhibit 10.1 of the Registrants Annual Report on Form 10-K filed with the Commission on November 30, 2010).

10.1.1

Amendment Employment Agreement dated February 18, 1999 between Robert Benou and Conolog Corporation (incorporated by reference to Exhibit 10.1.1 of the Registrants Annual Report on Form 10-K filed with the Commission on November 30, 2010).

10.2	Employment Agreement dated May 3, 2012 between Marc Benou and Conolog Corporation.*

10.3

Form of Subscription Agreement by and among Conolog Corporation and the subscribers named therein (incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed with the Commission on October 12, 2011).

10.4

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

Conolog Corporation

	By:	/s/ Robert S. Benou

January 7, 2013	Chairman, Chief Executive Officer
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

January 7, 2013	/s/Robert S. Benou

Chairman, Chief Executive Officer and
Chief Financial Officer

January 7, 2013	/s/Marc R. Benou

President, Chief Operating Officer and Director

January 7, 2013	/s/ Michael Horn

Director, Secretary

January 7, 2013	/s/Louis S. Massad

Director

January 7, 2013	/s/Edward J. Rielly

Director

January 7, 2013	/s/David M. Peison

Director

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Conolog Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Conolog Corporation and Subsidiaries (“the Company”) as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conolog Corporation and Subsidiaries at July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations for the years ended July 31, 2012 and 2011. In addition, at July 31, 2012 the Company has a significant working capital and stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
January 7, 2013

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
July 31,

	2012	2011

ASSETS
Current Assets:
Cash and equivalents	$70,359	$7,907
Accounts receivable, net of allowance	132,747	476,435
Inventory, net of reserve for obsolescence	497,235	389,489
Prepaid expenses	43,280	25,932
Other current assets	—	259

Total Current Assets	743,621	900,022

Property and equipment:
Machinery and equipment	1,362,952	1,362,952
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,089,240
Less: accumulated depreciation	(2,018,442)	(2,001,882)

Net Property and Equipment	70,798	87,358

TOTAL ASSETS	$814,419	$987,380

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$377,427	$376,636
Accrued expenses	1,734,329	1,033,002
Notes payable - Officer	190,000	256,350

Total Current Liabilities	2,301,756	1,665,988

Total Liabilities	2,301,756	1,665,988

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at July 31, 2012 and July 31, 2011, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 21,592,450 shares issued at July 31, 2012 and 12,455,380 shares issued at July 31, 2011, respectively	215,925	124,554
Contributed capital	80,873,283	79,971,148
Accumulated deficit	(82,522,908)	(80,720,673)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Deficiency	(1,487,337)	(678,608)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$814,419	$987,380

The accompanying notes are an integral part of these consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended July 31,

	2012	2011

OPERATING REVENUES
Product revenue	$831,718	$1,691,852

Cost of product revenue
Cost of goods sold	429,427	1,175,038

Total Cost of product revenue	429,427	1,175,038

Gross Profit	402,291	516,814

OPERATING EXPENSES
General and administrative	2,017,512	2,685,049
Research and development	80,433	68,022
Selling expenses	316,001	265,827

Total operating expenses	2,413,946	3,018,898

Loss from Operations	(2,011,655)	(2,502,084)

OTHER INCOME (EXPENSES)
Interest expense	(17,207)	(75,230)
Interest income	75	339
Other income - legal settlement	191	10,000
Induced conversion cost	—	(649,147)
Amortization of financing fees	—	(382,132)
Amortization of debt discount	—	(720,687)

Total Other Income (Expense)	(16,941)	(1,816,857)

Loss before provision for income taxes	(2,028,596)	(4,318,941)
Income tax benefit (expense)	226,361	(3,792)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,802,235)	$(4,322,733)

NET LOSS PER COMMON SHARE Basic and Diluted	$(0.10)	$(0.43)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and Diluted	18,928,799	10,104,933

The accompanying notes are an integral part of these consolidated financial statements.

Conolog Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the Years Ended July 31, 2012 and 2011

	Series A		Series B
							Contributed Capital	Accumulated Deficit	Treasury Stock		Total
	Preferred Stock		Preferred Stock		Common Stock						Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Equity (Deficiency)

Balance at July 31, 2010	155,000	$77,500	1,197	$597	6,967,881	$69,679	$78,088,878	$(76,397,940)	2	$(131,734)	$1,706,980

Conversion of convertible debentures and accrued interest					3,562,999	35,630	1,677,307	—			1,712,937
Issuance of common stock in exercise of Class C warrants in cashless transaction					1,646,723	16,467	(16,467)	—			—
Sale of common stock to officer					277,777	2,778	97,222	—			100,000
Forgiveness of officers salary							124,208	—			124,208
Net loss for the Year								(4,322,733)			(4,322,733)

Balance at July 31, 2011	155,000	$77,500	1,197	$597	12,455,380	$124,554	$79,971,148	$(80,720,673)	2	$(131,734)	$(678,608)

Issuance of Common Stock and Warrants Pursuant to Private Placements					7,556,072	75,561	800,346				875,907
Issuance of Common Stock for Services					694,286	6,943	51,257				58,200
Issuance of Common Stock for Services - Related Parties and Directors					620,000	6,200	49,600				55,800
Contributed capital - related party in consideration for services rendered							3,600				3,600
Issuance of Anti-Dilution shares					266,712	2,667	(2,667)				—
Net loss for the Year								(1,802,235)			(1,802,235)

Balance at July 31, 2012	155,000	$77,500	1,197	$597	21,592,450	$215,925	$80,873,283	$(82,522,908)	2	$(131,734)	$(1,487,337)

The accompanying notes are an integral part of these consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended July 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,802,235)	$(4,322,733)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	16,560	14,598
Allowance for Doubtful Accounts	(1,000)	32,866
Reserve of obsolete inventory parts	(14,000)	(25,000)
Write down of obsolete inventory parts	—	50,000
Amortization of common stock issued for services	—	80,000
Amortization of deferred financing fees	—	382,132
Amortization of discount of convertible debentures	—	720,687
Induced conversion cost associated with convertible debt	—	649,147
Employee Stock expense paid directly by a related party	3,600	—
Employee stock expense	99,000	—
Common stock issued for services	15,000
Forgiveness of salaries by officers of the company	—	124,208

Changes in assets and liabilities
(Increase) decrease in accounts receivable	344,688	(441,698)
(Increase) decrease in prepaid expenses	(17,348)	142,364
(Increase) decrease in inventories	(93,746)	411,590
(Increase) decrease in other current assets	259	4,742
Increase (decrease) in accounts payable	790	225,756
Increase (decrease) in accrued expenses	701,327	895,792

NET CASH USED IN OPERATIONS	(747,105)	(1,055,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(5,899)

NET CASH USED IN INVESTING ACTIVITIES	—	(5,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	875,907	100,000
Proceeds from Notes Payable - Officer	115,000	316,350
Payments 0f Notes Payable - Officer	(181,350)	(60,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	809,557	356,350

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,452	(705,098)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	7,907	713,005

CASH AND CASH EQUIVALENTS - END OF YEAR	$70,359	$7,907

The accompanying notes are an integral part of these consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $2,011,656 and $2,502,084 for the fiscal years ended July 31, 2012and July 31, 2011, respectively, and used cash from operations in the amounts of $747,105for the fiscal year ended July 31, 2012and $1,055,549 for the year ended July 31, 2011, respectively. At July 31, 2012, the Company had negative working capital of $1,558,135and a stockholders’ deficiency of $1,487,337. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At July 31, 2012 and 2011, the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The allowance for doubtful accounts at July 31, 2012 and July 31, 2011, were $- 0 - and $1,000, respectively.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Two customers accounted for approximately 73%and 23% of accounts receivable as of July 31, 2012. Two customers accounted for approximately 93% and 4% of accounts receivable as of July 31, 2011. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

Inventories

Inventories are valued at lower of cost or market using the first-in, first-out (“FIFO”) method. Finished goods costs included raw materials, labor and manufacturing overhead costs. Excess and obsolete inventory costs are expensed and a reserve for slow-moving inventory is made on management’s estimates.

Finished goods are products that have been completed and are awaiting shipment. Work-in-Process represents raw material components that have been requisitioned from the warehouse and are being assembled in the manufacturing area. Raw Materials consist of components parts purchased from various suppliers and are used to build our finished products. Various raw material parts are also maintained to support warranty claims for commercial and military products. Typical raw material products include PC boards, digital screen assemblies, guide rails, capacitors, terminals, power supplies, process chips, resistors, keypads, relays and face plates.

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

Inventory consisted of the following as of July 31, 2012 and July 31, 2011:

	July 31, 2012	July 31, 2011

Finished Goods	$75,155	$162,507
Work-in-process	246,211	87,664
Raw materials	210,869	188,318

	532,235	438,489
Less: Inventory reserve	35,000	49,000

Inventory, net	$497,235	$389,489

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

As of July 31, 2012 and July 31, 2011, inventory reserves amounted to $35,000 and $49,000, respectively. For the years ended July 31, 2012 and July 31, 2011, inventory written off as obsolete amounted to $47,143 and $50,000, respectively and charged to cost of sales.

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three (3) and thirty-nine(39) years. Depreciation was $16,560 and$14,598 for the fiscal years ended July 31, 2012 and 2011, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

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

Deferred Financing Costs

The Company follows authoritative guidance for accounting for financing costs as it relates to convertible debt issuance cost. These costs are deferred and amortized over the term of the debt period or until redemption of the convertible debentures. As of July 31, 2012 and July 31, 2011, $0 of deferred financing costs remained to be amortized. Amortization of deferred financing costs amounted to $0 and $382,132 for the fiscal years ended July 31, 2012 and 2011, respectively.

Debt Discount

The Company follows the authoritative guidance for accounting for debt discount and valuation of detachable warrants. The Company recognized the value of detachable warrants issued in conjunction with issuance of the secured convertible debenture notes. The Company valued the warrants using the Black-Scholes pricing model. The Company recorded the warrant relative fair value as an increase to additional paid-in capital and discount against the related debt. The discount attributed to the value of the warrants is amortized over the term of the underlying debt

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

using the effective interest method. Amortization of debt discounts amounted to $0 and $720,687 for the fiscal years ended July 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying value exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods For the years ended July 31, 2012 and 2011 no such events or circumstances occurred causing an impairment charge.

Revenue Recognition

Revenue is recorded in accordance with the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104, which supersedes SAB No. 101. Revenue from product sales is recognized at the time of shipment (when title and risks and rewards of ownership have passed) upon fulfillment of acceptance terms. Products are not sold on a conditional basis. Therefore, when delivery has occurred the sale is complete, as long as the collection of the resulting receivable is probable.

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $80,433 and $68,022 for the fiscal years ended July 31, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $10,037 and $16,545 for the fiscal years ended July 31, 2012 and 2011, respectively.

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

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During fiscal year ended 2012, the Company entered into agreements to sell its unused NOLs. Recognition of this asset and income have been in accordance with the

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

guidance of SAB Topic 13 and are recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs.

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

Stock Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants. During the fiscal year ended July 31, 2012, the company issued 1,100,000 shares of Common Stock (par value $0.01) at $.09 per share valued at $99,000. In addition, an officer of the Company granted 45,000 shares at $.07 per share to an employee. This grant was valued at $3,600 and was treated as contributed capital.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities at July 31, 2012, consist of 2,502,087 common shares from outstanding warrants and 155,006 common shares from preferred stock. Potentially dilutive securities at July 31, 2011, consisted of 982,837 common shares from outstanding warrants and 155,006 common shares from preferred stock. Diluted and basic weighted average shares are the same, as potentially dilutive shares are anti-dilutive.

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

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $3,750 and $15,000 for the fiscal years ended July 31, 2012 and 2011, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

Future Impact of Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

NOTE 3 – INCOME TAXES

The income tax (benefit) is comprised of the following:

	2012	2011

Current:
Federal	$—	$—
State	(226,361)	3,792
Deferred:
Federal	—	—
State	—	—

Total tax benefit	$(226,361)	$3,792

The U.S. federal statutory income tax rate is reconciled to the effective rate at July 31, 2012 and 2011, as follows:

	2012	2011

Income tax expense at U.S. federal statutory rate	(34.0%)	(34.0%)
New Jersey state statutory rate	(5.8%)	(5.8%)
Change in valuation allowance	23.6%	22.6%
Loss on derivative financial instruments	0.0%	0.0%
Common stock issue for services	2.3%	0.7%
Amortization of debt discount and deferred financing fees	0.0%	10.2%
Benefits and modification of debt	0.0%	0.0%
Induced conversion cost	0.0%	6.2%

Effective tax benefit	(13.9)%	0.1%

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the fiscal year ended July 31, 2012, the Company entered into agreements to sell up to $5,707,131 of its unused tax losses. The Company received net proceeds of $227,945, during the fiscal year ended July 31, 2012, related to the sale and accordingly recorded them as a tax benefit in the period received. During the fiscal year ended July 31, 2011, the Company did not enter into such agreements and did not receive such tax benefits.

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes, and net operating losses. The temporary differences causing deferred tax benefits are primarily due to net operating loss carry forwards.

At July 31, 2012 and 2011, the Company has net operating loss carry forward for federal income tax purpose of approximately $30,341,000 and $29,218,000 respectively, which is available to offset future Federal taxable income through 2030. At July 31, 2012 and 2011, the Company has net operating loss carryforward toward state income tax purposes of approximately $4,242,000 and $9,223,000 respectively, to offset future state taxable income through 2030.

The tax provision for the fiscal year ended July 31, 2012, was a tax benefit of $226,361 which consists of a tax benefit for the sale of NJ NOL’s of $227,945, New Jersey State tax refunds of $4,800 and New Jersey state tax expense of $6,384 and for the fiscal year ended July 31, 2011, was a tax expense of $3,792. The Company has no open tax years for the State of New Jersey or federal income tax purposes, which are subject to examination.

The components of the net deferred tax assets (liabilities) at July 31, 2012 and 2011 are as follows:

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

	2012	2011

Deferred tax asset
Net operating loss	$10,633,000	$10,689,000
Reserves	14,000	20,000

Total deferred tax assets	10,677,000	10,709,000

Deferred tax liability	—	—

Net deferred tax asset	10,677,000	10,709,000

Less: Valuation allowance	(10,677,000)	(10,709,000)

Net deferred tax asset	$—	$—

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will not be recovered and, accordingly, recorded 100% of the deferred tax asset to a valuation allowance as of July 31, 2012 and July 31, 2011.

The Company accounts for the recognition, measurement, presentation and disclosure of uncertain tax positions in accordance with the provisions of ASC 740-10 (Accounting for Uncertainty in Income Taxes). The Company evaluates these unrecognized tax benefits each reporting period. As of July 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $135,000. The unrecognized tax benefit is the result of the Company’s position to deduct the write off of the obsolete inventory for income tax purposes. The Company maintains some of its obsolete inventory utilization in repairing its products previously sold in accordance with the Company’s warranty program.

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

July 31, 2012 and 2011

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

The Company has recorded accrued interest of $31,000 and $16,000 as of July 31, 2012 and July 31, 2011 respectively, which has been included in accrued expenses in the Balance Sheet. During the fiscal years ended July 31, 2012 and July 31, 2011 the Company included $15,000 and $11,000 of interest expense in the statement of operations.

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

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

At various times during the year ended July 31, 2011, $1,000,000 of convertible debt was converted into 3,333,333 shares of common stock.

At various times during the year ended July 31, 2011, $88,177 of interest expense was converted into 229,666 shares of common stock.

At various times during the year ended July 31, 2011, an aggregate 1,955,782 Class C Warrants were exercised in cashless exercises into 1,646,723 shares of common stock.

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

During December of 2011, the company granted to employees, officers, and directors 1,100,000 shares of Common Stock priced at $.09 per share and 45,000 shares priced at $.07 per share for an aggregate expense of $102,600.

Between October 4, 2011 and May 24, 2012, the Company issued and sold an aggregate of 6,754,072 of its common stock for $675,407, in a first private placement offering. This offering contains an “Anti-Dilution” provision that calls for the issuance of additional shares to the investors, if the company issues or sells additional common shares on or before December 31, 2012. The number of shares to be issued will be such that each investor’s percentage of ownership remains the same as it was before the additional common shares were issued or sold.

On May 3, 2012, the Board of Directors authorized the issuance of 214,286 shares, valued at $15,000, of the Company’s common stock (par value $.01) to a vendor for payment of a previously recorded expense.

Between May 14, 2012 and July 31, 2012, the Company issued and sold units containing an aggregate of 802,000 shares of its common stock and 1,604,000, 2 year warrants with an exercise price of $.01 for $200,500, in a second private placement offering. These warrants are not exercisable until January 1, 2013 and will expire on December 31, 2014. In addition, subject to the terms of the first private placement the Company is obligated to issue to the investors in the first private placement 266,712 anti-dilution shares at $.01 par value. These shares have been recorded and are included in the financial statements as of July 31, 2012.

The Series A Preferred Stock provides 4% cumulative dividends, which were $133,183 ($0.86 per share) and $130,083 ($0.84 per shares) in arrears at July 31, 2012 and July 31, 2011, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $210,683 and $207,583 at July 31, 2012 and July 31, 2011, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $44,250 ($36.97 per share) and $43,173 ($36.07 per share) in arrears at July 31, 2012 and July 31, 2011, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $62,205 and $61,128 at July 31, 2012 and July 31, 2011, respectively.

The following table summarizes the warrants activities:

	Number of shares	Weighted Average Exercise price	Weighted Average Remaining contractual term in years	Aggregated Intrinsic Value

Outstanding at July 31, 2010	2,939,036	$1.47	4.47	$961.539

Granted	—	—	—	—
Exercised	(1,955,782)	$.60	—	—
Cancelled / Expired	(417)	$25.00	—	—

Outstanding at July 31, 2011	982,837	$3.40	3.24	$—

Granted	1,604,000	$0.01	2.42	$112,280
Exercised	—	—	—	—
Cancelled / Expired	(84,750)	$21.00	—	—

Outstanding at July 31, 2012	2,502,087	$.63	2.44	$112,280

On June 18, 2010, the Company entered into an amendment with the holders of its outstanding convertible debentures and warrants. Pursuant to the amendments, the parties agreed to the following: (i) remove the above provision which allowed for an adjustment to the conversion price of the debentures or exercise price of the debentures, (ii) the conversion feature of the February 2010 debentures were adjusted to a fixed conversion price $0.60, (iii) the exercise price of the outstanding Class C warrants shall be adjusted from $1.12 to $0.50 per share, (iv) the exercise price of the outstanding selling agent warrants shall be adjusted from $1.12 to $0.60 per share.

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

The Plan terminated in April 2012.

As of July 31, 2012 and July 31, 2011, there had been no shares granted under the 2002 Plan.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

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

Pursuant to the Corporation’s 2009 Stock Incentive Plan, no common shares of Company stock were issued to current officers, directors, employees and consultants for the fiscal years ended July 31, 2012 and July 31, 2011.

Securities Issued for Services

During December of 2011, the company granted to employees, officers, and directors 1,100,000 shares of Common Stock priced at $.09 per share and 45,000 shares priced at $.07 per share for an aggregate expense of $102,600.

NOTE 6 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Fiscal Year Ended	Total Revenue	Sales to Major Customers	Number of Customers	Percentage of Total

July 31, 2012	$831,718	$543,322	2	65.3%
July 31, 2011	$1,691,852	$1,373,787	3	81.2%

NOTE 7 – COMMITMENTS

EMPLOYMENT CONTRACTS

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of July 31, 2012, was $450,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the fiscal years ended July 31, 2012, and 2011, the Company’s CEO did not receive any payment of his salary and forgave $0 and $107,500 of his salary, respectively. The Company has accrued and expensed $450,000 for the unpaid portion of his salary for the fiscal year ended July 31, 2012 and accrued and expensed $334,167 for the unpaid portion of his salary for the fiscal year ended July 31, 2011.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing May 3, 2012 and ending May 3, 2016, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of July 31, 2012 was $199,000 and he receives annual increases of $3,000 on May 3rd of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the fiscal years ended July 31, 2012 and 2011, the Company’s President and Chief Operating Officer was paid $84,467 and $61,873 of his salary, respectively. During the fiscal year ended July 31, 2011, the Company’s president forgave $24,167 of his salary. The Company has accrued and expensed $158,658 for the unpaid portion of his salary for the fiscal year ended July 31, 2012 and accrued and expensed $169,150 for the unpaid portion of his salary for the fiscal year ended July 31, 2011..

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

As of July 31, 2012, the remaining balance on this indebtedness was $90,704, which is included as part of accrued expenses on the Balance Sheet.

NOTE 8 – LOANS FROM OFFICERS

On July 28, 2011, Conolog Corporation issued two promissory notes in favor of Robert Benou in the aggregate principal amount of $256,350, consisting of amounts advanced by Mr. Benou to the Company between January 24, 2011 and July 18, 2011.

During the year ended July 31, 2012, the Company made repayments to Robert Benou totaling $181,350 for loans made by him during the year ended July 31, 2011.

On March 23, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the aggregate principal amount of $100,000, consisting of amounts advanced by Mr. Benou to the Company on that date.

On July 16, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the aggregate principal amount of $15,000, consisting of amounts advanced by Mr. Benou to the Company on that date.

Mr. Benou is the Chief Executive Officer and Chairman of the Company. The Notes are payable on demand and do not bear interest. The Notes are subject to various default provisions, and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under the Note, to become immediately due and payable to Mr. Benou. The outstanding balance as of July 31, 2012, was $190,000.

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Fiscal Year Ended July 31, 2012	Fiscal Year Ended July 31, 2011

CASH PAID DURING THE PERIOD FOR:
Interest expense	$2,207	$25

Income Taxes	$6,384	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
None	$—	$—

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

NOTE 10– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. Employer contributions to the plan are discretionary and determined annually by management. The Company did not make any matching contributions to the plan for either the fiscal year ended July 31, 2012 or the fiscal year ended July 31, 2011.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

Between August 1 and November 29, 2012, the Company issued units consisting of 68,000 shares of its common stock and 136,000 warrants valued at $17,000 as part of its secondary private placement offering. Pursuant to Anti-Dilution provisions, the Company is obligated to issue an additional 22,614 shares of its common stock to investors in the Company’s first private placement.

On October 4, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the aggregate principal amount of $100,000, consisting of amounts advanced by Mr. Benou to the Company on that date. The note is not interest bearing and is payable on demand.

On November 13, 2012, the Company filed a form 8-K with the Securities and Exchange Commission (“SEC”) stating that in light of the unprecedented interruptions caused by Hurricane Sandy, the Company would be unable to file its Form 10-K by the 12b-25 extension deadline of Monday, November 13, 2012. The next day, the SEC issued press release 2012-226 which states, in part, “Companies that receive an extension on filing Exchange Act annual reports or quarterly reports pursuant to the order will be considered to have a due date of Nov. 21, 2012 for those reports for purposes of Exchange Act Rule 12b-25”.

On November 13, 2012, Mr. Marc R. Benou (“Mr. Benou”) resigned from his position as the Secretary of the Company. Mr. Benou shall remain with the Company in the capacity of President, Chief Operating Officer and Director. Mr. Benou’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 13, 2012, the Board approved, by unanimous written consent, the appointment of Mr. Michael Horn as the Company’s Vice President and Secretary. Mr. Horn has been a director of the Company since August 2011.

On November 21, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the aggregate principal amount of $98,000, consisting of amounts advanced by Mr. Benou to the Company on that date. The note is not interest bearing and is payable on demand.

On December 11, 2012 the Company entered into agreements to sell up to $2,208,444 of its unused tax losses and received net proceeds of $92,732 related to the sale.

Between August 1, 2012 and January 4, 2013, the Company paid an aggregate amount of $103,000 to Robert Benou as repayment towards his outstanding notes.