Form 10-K/A
period 2012-07-31
CONOLOG CORP
filed 2013-01-18
CIK 23503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: July 31, 2012

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

As of January 15, 2013, there were 21,683,066 shares outstanding of the registrant’s common stock, par value $0.01.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the Conolog Corporation (the “Company”) annual report on Form 10-K for the year ended July 31, 2012, originally filed with the U.S. Securities and Exchange Commission on January 7, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment to the Form 10-K. This Amendment speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.Exhibits.

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

CONOLOG CORPORATION

Date: January 16, 2013	By:	/s/Robert Benou
Name: Robert Benou Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)