Form 10-Q
period 2012-10-31
CONOLOG CORP
filed 2013-02-15
CIK 23503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2012

or

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

As of February 15, 2013, there were 21,669,764 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31, 2012	July 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$16,954	$70,359
Accounts receivable	83,133	132,747
Inventory, net of reserve for obsolescence	463,839	497,235
Prepaid expenses	21,677	43,280
Other current assets	8,357	—

Total Current Assets	593,960	743,621

Property and equipment:
Machinery and equipment	1,362,952	1,362,952
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265

Total property and equipment	2,089,240	2,089,240
Less: accumulated depreciation	(2,035,087)	(2,018,442)

Net Property and Equipment	54,153	70,798

TOTAL ASSETS	$648,113	$814,419

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$392,805	$377,427
Accrued expenses	1,931,699	1,734,329
Notes payable - Officer	286,000	190,000

Total Current Liabilities	2,610,504	2,301,756

Total Liabilities	2,610,504	2,301,756

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficiency:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 21,629,762 shares issued at October 31, 2012 and 21,592,450 shares issued at July 31, 2012, respectively	216,298	215,925
Contributed capital	80,879,910	80,873,283
Accumulated deficit	(83,004,962)	(82,522,908)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)

Total Stockholders’ Deficiency	(1,962,392)	(1,487,337)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$648,112	$814,419

The accompanying notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended October 31,
(Unaudited)

	2012	2011

OPERATING REVENUES
Product revenue	$248,993	$58,437

Cost of product revenue
Cost of goods sold	141,900	28,420

Total Cost of product revenue	141,900	28,420

Gross Profit from Operations	107,093	30,017

Operating Expenses
General and administrative	528,358	615,043
Research and development	22,810	14,295
Selling expenses	33,647	15,712

Total operating expenses	584,815	645,050

Loss from operations	(477,722)	(615,033)

OTHER INCOME (EXPENSES)
Interest expense	(3,000)	(6,025)
Interest income	—	47

Total Other Income (Expense)	(3,000)	(5,978)

Net Loss before income taxes benefit (expense)	(480,722)	(621,011)

Income tax benefit (expense)	(1,332)	2,639

NET LOSS APPLICABLE TO COMMON SHARES	$(482,054)	$(618,372)

Net Loss per basic and diluted common share	$(0.02)	$(0.04)

Weighted Average number of common shares outstanding	21,602,682	13,845,073

The accompanying notes are an integral part of these condensed consolidated financial statements

Conolog Corporation and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the Three Months Ended October 31, 2012

	Preferred Stock Series A		Preferred Stock Series B		Common Stock				Treasury Stock		Total Stockholders’ Equity (Deficiency)
							Contributed Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount

Balance at July 31, 2012	155,000	$77,500	1,197	$597	21,592,450	$215,925	$80,873,283	$(82,522,908)	2	$(131,734)	$(1,487,337)

Issuance of Common Stock and Warrants Pursuant to Private Placements					28,000	280	6,720				7,000
Issuance of Anti-Dilution shares					9,312	93	(93)				0
Net loss for the Period								(482,054)			(482,054)

Balance at October 31, 2012	155,000	$77,500	1,197	$597	21,629,762	$216,298	$80,879,910	$(83,004,962)	2	$(131,734)	$(1,962,391)

The accompanying notes are an integral part of these consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended October 31,
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(482,054)	$(618,372)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	16,645	4,166

Changes in assets and liabilities
(Increase) decrease in accounts receivable	49,614	456,981
(Increase) decrease in prepaid expenses	21,603	10,684
(Increase) decrease in inventories	33,396	(73,789)
(Increase) decrease in other current assets	(8,358)	259
Increase (decrease) in accounts payable	15,378	(110,499)
Increase (decrease) in accrued expenses	197,371	147,489

Net cash used in operations	(156,405)	(183,081)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,000	511,407
Proceeds of Notes Payable - Officer	100,000	—
Repayments of Notes Payable - Officer	(4,000)	(86,350)

Net cash provided by financing activities	103,000	425,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,405)	241,976
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	70,359	7,907

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,954	$249,883

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The Company formed a wholly owned subsidiary, Nologoc Corporation. In September 1998, Nologoc Corporation purchased the assets of Atlas Design, Incorporated. In January, 2001, Nologoc Corporation purchased the assets of Prime Time Staffing, Incorporated and Professional Temp Solutions Incorporated. Atlas Design, Prime Time Staffing and Professional Temp Solutions provided short-term and long-term qualified engineering and technical staff, as well as human resource consulting to various industries. In March 2004, the Company ceased operating its staffing business. The assets of the Company’s whollyowned subsidiary, Nologoc, Inc. trading as Atlas Design, were sold to the Company’s vice-president of operations of Atlas Design.

The accompanying unaudited condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the requirements of Form 10-Q and Article 8 of Regulation S-X and the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Results for the interim period are not necessarily indicative of results that may be expected for the entire year or for any other interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended July 31, 2012.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations of $477,722 and used cash from operations in the amounts of $156,405 for the three months ended October 31, 2012. At October 31, 2012, the Company had negative working capital of $2,016,544 and a stockholders’ deficiency of $1,962,391. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Equivalents

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At October 31, 2012, the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of October 31, 2012 and July 31, 2012, the Company has determined that no Allowance for Doubtful Accounts was required.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. Five customers accounted for approximately 90% of accounts receivable as of October 31, 2012. Two customers accounted for approximately 96% of accounts receivable as of July 31, 2012. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

Inventory consisted of the following as of October 31, 2012 and July 31, 2012:

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	October 31, 2012	July 31, 2012

Finished Goods	$70,439	$75,155
Work-in-process	230,762	246,211
Raw materials	197,638	210,869

	498,839	532,235
Less: Inventory reserve	35,000	35,000

Inventory, net	$463,839	$497,235

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

For the three month period ended October 31, 2012, no inventory was written off as obsolete.

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three (3) and thirty-nine (39) years. Depreciation was $16,645 and $4,166 for the three months period ended October 31, 2012 and 2011, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

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

Advertising / Public Relations Costs

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising/Public Relations costs are charged to operations when incurred. There were no such expenditures for the three months ended October 31, 2012 and 2011.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $22,810 and $14,295 for the three months period ended October 31, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $2,238 and $2,532 for the three months period ended October 31, 2012 and 2011, respectively.

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

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. Recognition of this asset and income would be in accordance with the guidance of SAB Topic 13 and are would be recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs. During the three month period ended October 31, 2012, the Company did not enter into any agreements to sell its unused NOLs.

Warranty

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Stock Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants. During the three month period ended October 31, 2012, the company did not grant any shares of Common Stock employees, officers, or directors.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities at October 31, 2012, consist of 2,558,087 common shares from outstanding warrants and 155,006 common shares from preferred stock. Potentially dilutive securities at October 31, 2011, consisted of 982,837 common shares from outstanding warrants and 155,006 common shares from preferred stock.

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

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 3 - INCOME TAXES

The tax provision for the three months ended October 31, 2012 was a tax expense of $1,332, and for the three months ended October 31, 2011 was a tax benefit of $2,639. The Company has no open tax years for the State of New Jersey or for federal income tax purposes, which are subject to examination.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the three month periods ended October 31, 2012 and October 31, 2011, the Company did not enter into such agreements and did not receive such tax benefits.

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

The Series A Preferred Stock provides 4% cumulative dividends, which were $133,958 ($0.86 per share) and $133,183 ($0.86 per share) in arrears at October 31, 2012 and July 31, 2012, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $211,458 and $210,683 at October 31, 2012 and July 31, 2012, respectively.

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $44,520 ($37.19 per share) and $44,250 ($36.97 per share) in arrears at October 31, 2012 and July 31, 2012, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $62,475 and $62,205 at October 31, 2012 and July 31, 2012, respectively.

Between August 1 and October 31, 2012, the Company issued units, consisting of 28,000 shares of its common stock and 56,000 warrants, valued at $7,000, as part of its secondary private placement offering.

The first private placement offering contained an “Anti-Dilution” provision that calls for the issuance of additional shares to its investors, if the company issues or sells additional common shares on or before December 31, 2012. The number of shares to be issued will be such that each investor’s percentage of ownership remains the same as it was before the additional common shares were issued or sold.

As a result of the shares issued during this period, and pursuant to the Anti-dilution provisions mentioned above, the Company is obligated to issue an additional 9,312 shares of its common stock to investors in the Company’s first private placement.

During the three month period ended October 31, 2012, the Company issued 56,000 warrants and no warrants were canceled or exercised. During the three month period ended October 31, 2011, no stock warrants were issued, canceled or exercised

A summary of the Company’s warrants is as follows:

The following table summarizes the warrants activities:

	Number of shares	Weighted Average Exercise price	Weighted Average Remaining contractual term in years	Aggregated Intrinsic Value

Outstanding at July 31, 2012	2,502,087	$0.63	2.44	$112,280

Granted	56,000	$0.01	2.17	$3,920
Exercised	—	—	—	—
Cancelled / Expired	—	—	—	—

Outstanding at October 31, 2012	2,558,087	$0.62	2.19	$116,200.00

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

Pursuant to the Corporation’s 2009 Stock Incentive Plan, no common shares of Company stock were issued to current officers, directors, employees and consultants for the three months ended October 31, 2012 or for the year ended July 31, 2012.

NOTE 6 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Three Months Ended	Revenue	Customers	Customers	Total

October 31, 2012	$250,535	$180,994	4	72.0%
October 31, 2011	$58,437	$43,326	5	73.1%

NOTE 7 – COMMITMENTS

Employment Contracts

The Company’s Chief Executive Officer is serving under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or the Chief Executive Officer. His annual base salary as of April 30, 2012, was $470,000 and increases by $20,000 annually on January 1st of each year. In addition, the Chief Executive Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles Chief Executive Officer to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. Under the employment agreement, employment terminates upon death or disability of the employee and the employee may be terminated by the Company for cause. During the three months ended October 31, 2012, and 2011, the Company’s CEO did not receive any payment of his salary. The Company has accrued and expensed $129,167 and $105,000 for the unpaid portion of his salary for the three months ended October 31, 2012 and 2011, respectively.

Please refer to “NOTE 11 – SUBSEQUENT EVENTS” for further information regarding the Company’s Chief Executive Officer.

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing May 3, 2012 and ending May 3, 2016, which pursuant to its terms, renews for one-year terms until cancelled by either the Company or employee. His annual base salary as of July 31, 2012 was $199,000 and he receives annual increases of $3,000 on May 3rd of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the three months ended October 31, 2012, and 2011, the Company’s President and Chief Operating Officer was paid $6,494 and $39,933 of his salary, respectively. The Company has accrued $43,256 and $39,933 for the unpaid portion of his salary for the three months ended October 31, 2012 and 2011, respectively.

Installment Agreement:

The Company has an outstanding balance with its former auditors Withum, Smith & Brown and has agreed to pay the balance of $122,500 as follows:

•	Monthly installment payments of $1,000 commencing March 25, 2011.
•	8% of all additional net financing received by the Company over the next 22 months beginning February 25, 2011 and ending December 31. 2012.
•

If there is still a remaining balance after December 31, 2012, the balance will be paid in Conolog common stock at the fair market value of the stock on December 31, 2012. The Company has made no payments on the remaining balance of $91,704 as of February 15, 2013.

As of October 31, 2012, the remaining balance on this indebtedness was $91,704, which is included as part of accrued expenses on the Balance Sheet.

NOTE 8 – LOANS FROM OFFICERS

On October 4, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the principal amount of $100,000. The note is non-interest bearing and is payable on demand. The Note is subject to various default provisions, and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under the Note, to become immediately due and payable to Mr. Benou. On October 12, 2012 the Company repaid $4,000 against previously issued Notes Payable.

As of October 31, 2012, the net amount owed to Mr. Benou, on various Notes was $286,000.

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three months Ended October 31, 2012	Three months Ended October 31, 2011

CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$25

Income Taxes	$1,332	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
None	$—	$—

NOTE 10– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For the tax years 2011 and 2010, this maximum allowable deferred contribution was $16,500 ($22,500 for employees over

CONOLOG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company did not make any matching contributions to the plan for either the three months ended October 31, 2012 or the fiscal year ended July 31, 2012.

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

On November 13, 2012, the Board approved the appointment of Mr. Michael Horn as the Company’s Vice President and Secretary. Mr. Horn has been a director of the Company since August 2011.

On November 21, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the aggregate principal amount of $98,000, consisting of amounts advanced by Mr. Benou to the Company on that date. The note is not interest bearing and is payable on demand.

On November 29, 2012, the Company issued units consisting of 40,000 shares of its common stock and 80,000 warrants valued at $10,000 as part of its secondary private placement offering. Pursuant to Anti-Dilution provisions, the Company is obligated to issue an additional 13,302 shares of its common stock to investors in the Company’s first private placement.

On December 11, 2012 the Company entered into agreements to sell up to $2,208,444 of its unused tax losses and received net proceeds of $88,293 related to the sale.

Between November 1, 2012 and February 11, 2013, the Company paid an aggregate amount of $99,000 to Robert Benou as repayment towards his outstanding notes.

On January 31, 2013, Mr. Robert Benou resigned from his position as the Chief Executive Officer of Conolog Corporation. Mr. Benou will continue to the serve the Company in his capacity as Chairman of the Board of Directors of the Company. Mr. Benou’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On January 31, 2013, Mr. Michael Horn was appointed as the Company’s new Chief Executive Officer at a special meeting of the Board. Mr. Horn resigned his position as Vice President but will continue to serve the Company in his capacities as Secretary and member of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, filed with the SEC on January 7, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Three months ended October 31, 2012 compared to the three months ended October 31, 2011

Operating Revenues:

Sales for the quarter ended October 31, 2012 were higher compared to the prior year three month period, the sales revenue increased $190,556 or 326% to $248,993, compared to total revenues of $58,437. The increase is a result of receiving significant orders for PDR-2000’s from three customers. Military sales increased $22,901.

Sales changes by product line for the quarters ended October 31, 2012 and 2011.
Products sold	2012	% to total	2011	% to total	$ change	% chg

Fidra	$2,380	1%	$0	0%	$2,380	100%
PDR-2000 Digital Teleprotection	174,877	70%	19,274	33%	155,603	807%
PTR-1500 Analog Teleprotection	16,428	6%	4,411	8%	12,017	272%
Telemetry Equipment	16,494	7%	28,878	50%	(12,384)	-43%
Military Sales	24,068	10%	1,166	2%	22,902	1964%
Repairs & Spare Parts	14,953	6%	4,813	7%	10,140	211%
Discounts	(207)	0%	(105)	0%	(102)	93%

Net Sales Revenues	$248,993	100%	$58,437	100%	$190,556	326%

Cost of Revenue:

Total product cost of goods sold for the quarter ended October 31, 2012, amounted to $141,900 compared to $28,420 for the quarter ended October 31, 2011, an increase of $113,480 or 399%. The increase in cost of goods sold is a result of a comparable increase in sales.

Gross Profit:

The gross profit of 43.0% for the quarter ended October 31, 2012, a decrease of 8.4% from 51.4% for the quarter ended October 31, 2011. The decrease is attributed to price increases for some of the components needed for the PDR-2000.

Operating Expenses:

General and Administrative: For the quarter ended October 31, 2012, general and administrative expenses decreased $86,685 to $528,358 from $615,043. This decrease of 14% can mostly be attributed to (a) marketing expense decreasing by $84,321 from the prior period resulting from the completion of work for the Fidra and GlowWorm products, (b) professional fees decreasing $20,449 due to reduced legal fees, and (c) employee benefits decreasing $8,261 due to lower health care expenditures. These decreases were offset by an increase in payroll expense of $17,868.

Research and Development: For the quarter ended October 31, 2012, research and development cost was $22,810, an increase of $8,515 as compared to the prior year total of $14,295. Our research and development costs can be attributed to enhancing the FIDRA and GlowWorm products.

Selling Expenses: For the quarter ended October 31, 2012, selling expenses were $33,647, an increase of $17,935 versus the prior year total of $15,712 mainly due to an increase in sales commissions resulting from higher sales.

Total Other Income and Expenses:

For the quarter ended October 31, 2012, other income/expense was expense of $3,000, a decrease of $2,978 as compared to an expense of $5,978 for the quarter ended October 31, 2011. The difference is related to a decrease in accrued interest expense.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. The Company did not sell any of its available NOL’s during the three month periods ended October 31, 2012 and 2011.

Net Loss:

The Company recorded a net loss of $482,054 for the quarter ended October 31, 2012, as compared to a net loss of $618,372 for the quarter ended October 31, 2011. The decrease in net loss of $136,318 can mainly be attributed to decreased operating expenses during the current period. For the quarter ended October 31, 2012, gross profit increased $77,076, general and administrative costs decreased $86,685. This was offset by an increase in selling expense of $17,935 and an increase in research and development costs of $8,515. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.02) basic and diluted loss per share compared to ($0.04) basic and diluted loss per share for the quarter ended October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have had recurring losses from operations of $477,722 for the three month period ended October 31, 2012 and used cash from operations in the amount of $156,405 for the three month period ended October 31, 2012. At October 31, 2012, the Company had cash and cash equivalents of $16,954.

At October 31, 2012, the Company had total current assets of $593,960 and total current liabilities of $2,610,504, resulting in a working capital deficit of $2,016,544 compared to a working capital deficit of $1,558,135 at the fiscal year ended July 31, 2012. The Company’s current assets consists of $16,954 in cash and cash equivalents, $83,133 in accounts receivable, $463,839 in inventory, $21,677 in prepaid expenses, and $8,357 in other current assets. Accounts receivable decreased from $132,747 at July 31, 2012 to $83,133 at October 31, 2012, resulting from the timing of collections and lower sales during the three month period ended October 31, 2012 as compared to the quarter ended July 31, 2012.

Cash expenditures have exceeded revenues for the prior quarters and Management expects this consumption of cash to continue. Our operations have been, and will continue to be, funded from existing cash balances and private placements of equity funding. During the three month period ended October 31, 2012, we raised an additional $100,000 from the issuance of Notes Payable to Mr. Robert Benou and repayments totaling $4,000 were made during the same three month period. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $156,405 for the three month period ended October 31, 2012, as compared to $183,081 net cash used in operating activities for the three month period ended October 31, 2011, a decrease of approximately $27,000. This decrease in the use of cash of can be attributed to: (a) net losses from operational activities using approximately $136,000 less than the prior period and (b) a decrease in inventories of approximately $107,200.

INVESTING ACTIVITIES

No cash was used for investing activities for the three month periods ended October 31, 2012 and October 31, 2011.

FINANCING ACTIVITIES

Net cash provided from financing activities was $103,000 for the three month period ended October 31, 2012, as compared to $425,057 provided in the same three month period in 2011. During the three month period ended October 31, 2012, the Company received proceeds of $7,000 from the sale of its common stock through a private placement and a $100,000 from a Note issued to Mr. Robert Benou. A repayment of $4,000 was made against the notes payable held by Robert Benou during the three months ended October 31, 2012.

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

The Company provides a twelve-year warranty on all commercial products and is required by government regulation to design and produce military products with a minimum 25-year operating and shelf life.

The Company maintainsa significant amount of raw material component parts and some of this raw material inventory is not expected to be realized within a twelve month operating cycle from the balance sheet date. For any raw material part which has not been purchased within the last twelve months from the balance sheet date, it is evaluated as part of the slow moving inventory and is part of our reserve review. The Company estimated a usage rate for its raw material component parts for what it expects to use over a 36 month period. Any excess inventory based on this projected usage rate is written off as excess and obsolete. The Company then reserves 100% of the estimated usage that is over 12 months and less than 36 months. Certain raw material parts which have been written down to a zero value, may still be maintained in inventory to satisfy possible requirements under the warranty programs but are valued at zero. The Company evaluates the inventory parts based on their age and usage over a 36 month period to determine inventory and obsolescence and reserve adjustments.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended October 31, 2012, that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended October 31, 2012.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Promissory Note in the amount of $100,000, issued by Conolog Corporation in favor of Robert Benou *

31.1	Certification by the Chief Executive Officer and Chief Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith
**	To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOLOG CORPORATION

Date: February 15, 2013	By:	/s/ Michael Horn

Name: Michael Horn
Title: Chief Executive Officer
(Principal Executive Officer)