Form 10-Q/A
period 2012-10-31
CONOLOG CORP
filed 2013-03-01
CIK 23503

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

As of February 28, 2013, there were 21,669,764 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the Conolog Corporation (the “Company”) report on Form 10-Q for the period ended October 31, 2012, originally filed with the U.S. Securities and Exchange Commission on February 15, 2013 (the “Form 10-Q”), is solely to furnish an amended Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

CONOLOG CORPORATION

Date: February 28, 2013	By:	/s/Michael Horn
Name: Michael Horn Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)