Form 10-Q
period 2013-01-31
CONOLOG CORP
filed 2013-07-02
CIK 23503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2013

or

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

As of June 20, 2013, there were 21,683,065 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2013 AND JULY 31, 2012	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012	3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY FOR THE SIX MONTHS ENDED JANUARY 31, 2013	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2013	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONOLOG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31,	July 31,
ASSETS	2013	2012
	(Unaudited)
Current Assets:
Cash and equivalents	$76,354	$70,359
Accounts receivable	22,894	132,747
Inventory, net of reserve for obsolescence	392,771	497,235
Prepaid expenses	31,726	43,280
Total Current Assets	523,745	743,621

Property and equipment:
Machinery and equipment	1,362,952	1,362,952
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265
Total property and equipment	2,089,240	2,089,240
Less: accumulated depreciation	(2,039,227)	(2,018,442)
Net Property and Equipment	50,013	70,798

TOTAL ASSETS	$573,758	$814,419

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$366,301	$377,427
Accrued expenses	2,138,914	1,734,329
Notes payable - Officer	285,000	190,000
Total Current Liabilities	2,790,215	2,301,756

Total Liabilities	2,790,215	2,301,756

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficiency:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 21,683,064 shares issued at January 31, 2013 and 21,592,450 shares issued at July 31, 2012, respectively	216,831	215,925
Contributed capital	80,889,378	80,873,283
Accumulated deficit	(83,269,029)	(82,522,908)
Less: Treasury shares at cost - 2 shares	(131,734)	(131,734)
Total Stockholders’ Deficiency	(2,216,457)	(1,487,337)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$573,758	$814,419

The accompanying notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2013	2012	2013	2012
OPERATING REVENUES
Product revenue	$353,315	$195,792	$602,308	$254,229

Cost of product revenue
Cost of goods sold	205,192	84,065	347,092	112,485

Total Cost of product revenue	205,192	84,065	347,092	112,485

Gross Profit from Operations	148,123	111,727	255,216	141,744

Operating Expenses
General and administrative	450,182	582,594	978,540	1,118,315
Research and development	6,049	31,945	28,859	46,240
Selling expenses	41,410	88,132	75,057	183,166
Total operating expenses	497,641	702,671	1,082,456	1,347,721

Loss from operations	(349,518)	(590,944)	(827,240)	(1,205,977)

OTHER INCOME (EXPENSES)
Interest expense	(3,000)	(5,122)	(6,000)	(11,147)
Interest income	7	28	7	75
Other expense	—	(11,461)	—	(11,461)
Other income	152	191	152	191
Total Other Income (Expense)	(2,841)	(16,364)	(5,841)	(22,342)

Net Loss before income taxes benefit (expense)	(352,359)	(607,308)	(833,081)	(1,228,319)

Income tax benefit (expense)	88,293	234,445	86,961	237,084

NET LOSS APPLICABLE TO COMMON SHARES	$(264,066)	$(372,863)	$(746,120)	$(991,235)

Net Loss per basic and diluted common share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted Average number of common shares outstanding	21,657,153	18,966,191	21,629,867	16,405,632

The accompanying notes are an integral part of these condensed consolidated financial statements

Conolog Corporation and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the Six Months Ended January 31, 2013

	Preferred Stock Series A		Preferred Stock Series B		Common Stock				Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Contributed Capital	Accumulated Deficit	Shares	Amount	Equity (Deficiency)

Balance at July 31, 2012	155,000	$77,500	1,197	$597	21,592,450	$215,925	$80,873,283	$(82,522,908)	2	$(131,734)	$(1,487,337)

Issuance of Common Stock and Warrants Pursuant to Private Placements					28,000	280	6,720				7,000
Issuance of Anti-Dilution shares					9,312	93	(93)				0
Net loss for the Period								(482,054)			(482,054)

Balance at October 31, 2012	155,000	$77,500	1,197	$597	21,629,762	$216,298	$80,879,910	$(83,004,962)	2	$(131,734)	$(1,962,391)

Issuance of Common Stock and Warrants Pursuant to Private Placements					40,000	400	9,600				10,000
Issuance of Anti-Dilution shares					13,302	133	(133)				—
Net loss for the Period								(264,066)			(264,066)

Balance at January 31, 2013	155,000	$77,500	1,197	$597	21,683,064	$216,831	$80,889,378	$(83,269,028)	2	$(131,734)	$(2,216,457)

The accompanying notes are an integral part of these consolidated financial statements.

CONOLOG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended January 31,

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(746,120)	$(991,235)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	20,785	8,280
Employee stock expense	—	99,000

Changes in assets and liabilities
(Increase) decrease in accounts receivable	109,854	365,371
(Increase) decrease in prepaid expenses	11,554	(47,262)
(Increase) decrease in inventories	103,384	(133,133)
(Increase) decrease in other current assets	—	259
Increase (decrease) in accounts payable	(9,984)	(100,563)
Increase (decrease) in accrued expenses	404,522	335,100
Net cash used in operations	(106,006)	(464,183)
CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	17,000	658,907
Proceeds of Notes Payable - Officer	95,000	—
Repayments of Notes Payable - Officer	—	(181,350)
Net cash provided by financing activities	112,000	477,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,994	13,374
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	70,359	7,907

CASH AND CASH EQUIVALENTS - END OF PERIOD	$76,354	$21,281

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a loss from operations of $827,240 and used cash from operations in the amounts of $106,006 for the six months ended January 31, 2013. At January 31, 2013, the Company had negative working capital of $2,267,549 and a stockholders’ deficiency of $2,216,457. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Equivalents

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At January 31, 2013, the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of January 31, 2013 and July 31, 2012, the Company has determined that no Allowance for Doubtful Accounts was required.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. One customer accounted for approximately 90% of accounts receivable as of January 31, 2013. Two customers accounted for approximately 96% of accounts receivable as of July 31, 2012. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventory consisted of the following as of January 31, 2013 and July 31, 2012:

	January 31, 2013	July 31, 2012

Finished Goods	$59,910	$75,155
Work-in-process	196,102	246,211
Raw materials	171,759	210,869
	427,771	532,235
Less: Inventory reserve	35,000	35,000
Inventory, net	$392,771	$497,235

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

For the six month period ended January 31, 2013, no inventory was written off as obsolete.

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three (3) and thirty-nine (39) years. Depreciation was $20,785 and $8,280 for the six month periods ended January 31, 2013 and 2012, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

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

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses $0 and $88,796 for the six months ended January 31, 2013 and 2012, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $28,859 and $46,240 for the six months period ended January 31, 2013 and 2012, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $1,856 and $3,661 for the six months period ended January 31, 2013 and 2012, respectively.

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

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants. During the six month period ended January 31, 2013, the company did not grant any shares of Common Stock to employees, officers, or directors.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities at January 31, 2013, consist of 2,604,732 common shares from outstanding warrants and 155,006 common shares from preferred stock.

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

NOTE 3 - INCOME TAXES

The tax provision for the six months ended January 31, 2013 was a tax benefit of $86,961, and for the six months ended January 31, 2012 was a tax benefit of $237,084. The Company has no open tax years for the State of New Jersey or for federal income tax purposes, which are subject to examination.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the six month period ended January 31, 2013, the Company entered into agreements to sell $98,851 of its unused tax losses. The Company received net proceeds of $88,293, during the six month period ended January 31, 2013, related to the sale and accordingly recorded them as a tax benefit in the period received. During the six month period ended January 31, 2012, the Company entered into agreements to sell $254,687 of its unused tax losses and it received net proceeds of $227,945, related to the sale and accordingly recorded them as a tax benefit in the period received.

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

The Series A Preferred Stock provides 4% cumulative dividends, which were $134,733 ($0.87 per share) and $133,183 ($0.86 per share) in arrears at January 31, 2013 and July 31, 2012, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of Common Stock upon surrender of the Preferred Stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $212,233 and $210,683 at January 31, 2013 and July 31, 2012, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $44,789 ($37.42 per share) and $44,250 ($36.97 per share) in arrears at January 31, 2013 and July 31, 2012, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of Common Stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $62,744 and $62,205 at January 31, 2013 and July 31, 2012, respectively.

Between August 1 and January 31, 2013, the Company issued units, consisting of 68,000 shares of its common stock and 136,000 warrants, valued at $17,000, as part of its secondary private placement offering.

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

As a result of the shares issued during this period, and pursuant to the Anti-dilution provisions mentioned above, the Company is obligated to issue an additional 13,302 shares of its common stock to investors in the Company’s first private placement.

During the six month period ended January 31, 2013, the Company issued 136,000 warrants and 33,355 warrants expired. During the six month period ended January 31, 2012, no stock warrants were issued, canceled or exercised

A summary of the Company’s warrants is as follows:

The following table summarizes the warrants activities :

	Number of shares	Weighted Average Exercise price	Weighted Average Remaining contractual term in years	Aggregated Intrinsic Value

Outstanding at October 31, 2012	2,558,087	$0.62	2.19	$116,200

Granted	80,000	$0 .01	1.92	$3,200
Exercised	—	—	—	—
Canceled / Expired	(33,355)	—	—	—

Outstanding at January 31, 2013	2,604,732	$0 .18	1.97	$69,600
12

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

Pursuant to the Corporation’s 2009 Stock Incentive Plan, no common shares of Company stock were issued to current officers, directors, employees and consultants for the six months ended January 31, 2013 or for the year ended July 31, 2012.

NOTE 6 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Six Months Ended	Total Revenue	Major Customer Revenue	Customers	% of Total
January 31, 2013	$602,308	$412,369	3	68.5%
January 31, 2012	$254,229	$225,562	5	88.7%

NOTE 7 – COMMITMENTS

Employment Contracts

On January 31, 2013, Mr. Robert Benou resigned from his position as the Chief Executive Officer of Conolog Corporation. Mr. Benou will continue to the serve the Company in his capacity as Chairman of the Board of Directors of the Company.

On January 31, 2013, Mr. Michael Horn was appointed as the Company’s new Chief Executive Officer at a special meeting of the Board. Mr. Horn resigned his position as Vice President but continues to serve the Company in his capacities as Secretary and member of the Board.

The Company’s former Chief Executive Officer, Robert Benou, served under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renewed for one-year terms until cancelled by either party. His annual base salary, as of January 1, 2012, was $470,000. The employment agreement also entitled Mr. Benou to the use of an automobile and to employee benefit plans, such as, life, health, pension, profit sharing and other plans. During the six months ended January 31, 2013, and 2012, the Company’s CEO did not receive any payment of his salary. The Company has accrued and expensed $235,000 and $225,000 for the unpaid portion of his salary for the six months ended January 31, 2013 and 2012, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s President and Chief Operating Officer is serving under an employment agreement commencing May 3, 2012 and ending May 3, 2016, which pursuant to its terms, renews for one-year terms until cancelled by either party. His annual base salary as of July 31, 2012 was $199,000 and he receives annual increases of $3,000 on May 3rd of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its annual Form 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the six months ended January 31, 2013, and 2012, the Company’s President and Chief Operating Officer was paid $14,786 and $83,467 of his salary, respectively. The Company has accrued $84,714 and $43,783 for the unpaid portion of his salary for the six months ended January 31, 2013 and 2012, respectively.

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

As of January 31, 2013, the remaining balance on this indebtedness was $90,704, which is included as part of accrued expenses on the Balance Sheet.

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

On November 21, 2012, Conolog Corporation issued a promissory note in favor of Robert Benou in the principal amount of $98,000. The note is non-interest bearing and is payable on demand. The Note is subject to various default provisions, and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with any and all other amounts payable under the Note, to become immediately due and payable to Mr. Benou.

During the six month period ended January 31, 2013, the Company repaid $103,000 against previously issued Notes Payable.

As of January 31, 2013, the net amount owed to Mr. Benou was $285,000.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six months Ended January 31, 2013	Six months Ended January 31, 2012
CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$—
Income Taxes	$1,332	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
None	$—	$—

NOTE 10– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For the tax years 2011 and 2010, this maximum allowable deferred contribution was $16,500 ($22,500 for employees over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company did not make any matching contributions to the plan for either the six months ended January 31, 2013 or the fiscal year ended July 31, 2012.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On February 15, 2013, the Board approved the appointment of Michael Horn, the Company’s Chief Executive Officer, as the company’s Principal Accounting Officer.

On February 15, 2013, the Board approved a resolution stating that all expenses incurred by Marc Benou as a result of subpoena issued by the Securities and Exchange Commission in connection with his role as president of the Company will be paid by the Company.

On February 19, 2013, two investors exercised an aggregate of 80,000 warrants, purchased as part of the Company’s secondary private placement, which allowed them to purchase 80,000 shares of the Company’s common stock for $.01 per share.

On March 15, 2013, the Board authorized the officers of the Company to issue 289,325 additional shares to shareholders that invested in the Company’s private offering between October 4, 2011 and May 24, 2012. This issuance is pursuant to the “anti-dilution” provision in the subscription agreement of the offering.

On April 24, 2013, the Company issued a promissory note in favor of Robert Benou in the aggregate principal amount of $169,092.87, consisting of amounts advanced by Mr. Benou to the Company between March 7, 2013 and April 24, 2013. The note is not interest bearing and is payable on demand.

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

Results of Operations

Three months ended January 31, 2013 compared to the three months ended January 31, 2012

Operating Revenues:

Sales for the quarter ended January 31, 2013 were higher compared to the prior year three month period, the sales revenue increased $157,523 or 81% to $353,315, compared to total revenues of $195,757. The increase is mainly a result of receiving our first Fidra sales.

Sales changes by product line for the quarters ended January 31, 2013 and 2012.
Products sold	2013	% to total	2012	% to total	$ change

Fidra	$94,126	27%	$0	0%	$94,126
PDR-2000 Digital Teleprotection	225,256	63%	174,270	89%	50,986
PTR-1500 Analog Teleprotection	23,349	7%	0	0%	23,349
Telemetry Equipment	9,695	3%	19,323	10%	(9,628)
Military Sales	8,707	2%	2,280	1%	6,427
Repairs & Spare Parts	3,599	1%	335	0%	3,264
Discounts	(11,417)	(3%)	(416)	—	(11,001)
Net Sales Revenues	$353,315	100%	$195,792	100%	$157,523
17

Cost of Revenue:

Total product cost of goods sold for the quarter ended January 31, 2013, amounted to $205,192 compared to $84,065 for the quarter ended January 31, 2012, an increase of $121,127 or 144%. The increase in cost of goods sold is a result of a comparable increase in sales, as well as, price increases for some components needed for the PDR-2000.

Gross Profit:

The gross profit of 42.0% for the quarter ended January 31, 2013, a decrease of 15.0% from 57.0% for the quarter ended January 31, 2012. The decrease is attributed to price increases for some components needed for the PDR-2000.

Operating Expenses:

General and Administrative: For the quarter ended January 31, 2013, general and administrative expenses decreased $132,412 to $450,182 from $582,594. This decrease of 23% can mostly be attributed to (a) a decrease of $99,000 in stock compensation expense; and (b) professional fees decreasing $31,098 due to reduced legal fees.

Research and Development: For the quarter ended January 31, 2013, research and development cost was $6,049, a decrease of $25,896 as compared to the prior year total of $31,945. Our research and development costs can be attributed to enhancing the FIDRA and GlowWorm products.

Selling Expenses: For the quarter ended January 31, 2013, selling expenses were $41,410, a decrease of $46,722 versus the prior year total of $88,132. This decrease is mainly related to marketing expense decreasing by $62,745 from the prior period resulting from the completion of work for the Fidra and GlowWorm products. This was offset by an increase in commissions expense which was generated by increased sales for the period.

Total Other Income and Expenses:

For the quarter ended January 31, 2013, other income/expense was an expense of $2,841, a decrease of $13,523 as compared to an expense of $16,364 for the quarter ended January 31, 2012. The difference is related to a decrease in agent commissions for NOL sales.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the three month period ended January 31, 2013, the Company entered into agreements to sell $98,851 of its unused tax losses. The Company received net proceeds of $88,293, during the three month period ended January 31, 2013, related to the sale and accordingly recorded them as a tax benefit in the period received. During the three month period ended January 31, 2012, the Company entered into agreements to sell $254,687 of its unused tax losses and it received net proceeds of $227,945, related to the sale and accordingly recorded them as a tax benefit in the period received.

Net Loss:

The Company recorded a net loss of $264,066 for the quarter ended January 31, 2013, as compared to a net loss of $372,863 for the quarter ended January 31, 2012, a decrease in net loss of $108,797. For the quarter ended January 31, 2013, gross profit increased $36,396, general and administrative costs decreased $132,412, research and development costs decreased $25,896, and selling expenses decreased $46,722. As a result of the foregoing, the

Company reported a net loss applicable to common shares of ($0.01) basic and diluted loss per share compared to ($0.02) basic and diluted loss per share for the quarter ended January 31, 2012.

Six months ended January 31, 2013 compared to the six months ended January 31, 2012

Operating Revenues:

Sales for the six month period ended January 31, 2013 were higher compared to the prior year six month period. The sales revenue increased $348,079 or 137% to $602,308. The increase is a result of receiving our first Fidra orders, significant sales of PDR-2000’s to three customers, and a sharp increase in military sales.

Sales changes by product line for the six months ended January 31, 2013 and 2012.
Products sold	2013	% to total	2012	% to total	$ change

Fidra	$96,506	16%	$0	0%	$96,506
PDR-2000 Digital Teleprotection	400,201	67%	197,955	78%	202,246
PTR-1500 Analog Teleprotection	40,928	7%	0	0%	40,928
Telemetry Equipment	26,189	4%	48,488	19%	(22,299)
Military Sales	32,775	5%	3,448	1%	29,327
Repairs & Spare Parts	17,437	3%	4,754	2%	12,683
Discounts	(11,728)	(2%)	(416)	—	(11,312)
Net Sales Revenues	$602,308	100%	$254,229	100%	$348,079

Cost of Revenue:

Total cost of goods sold for the six month period ended January 31, 2013, amounted to $347,092 compared to $112,485 for the six month period ended January 31, 2012, an increase of $234,607 or 209%. The increase in cost of goods sold is a result of a comparable increase in sales, as well as, price increases for some components needed for the PDR-2000.

Gross Profit:

The gross profit of 42.4% for the six month period ended January 31, 2013, a decrease of 13.4% from 55.8% for the six month period ended January 31, 2012. The decrease is attributed to price increases for some components needed for the PDR-2000.

Operating Expenses:

General and Administrative: For the six month period ended January 31, 2013, general and administrative expenses decreased $139,775 to $978,540 from $1,118,315. This decrease of 12.5% can mostly be attributed to (a) a decrease of $99,000 in stock compensation expense; and (b) professional fees decreasing $51,546 due to reduced legal fees.

Research and Development: For the six month period ended January 31, 2013, research and development cost was $28,859, a decrease of $17,381 as compared to the prior year total of $46,240. Our research and development costs can be attributed to enhancing the FIDRA and GlowWorm products.

Selling Expenses: For the six month period ended January 31, 2013, selling expenses were $75,057, a decrease of $108,109 versus the prior year total of $183,166. This decrease is mainly related to marketing expense decreasing by $147,066 from the prior period resulting from the completion of work for the Fidra and GlowWorm products. This was offset by an increase in commissions expense which was generated by increased sales for the period.

Total Other Income and Expenses:

For the six month period ended January 31, 2013, other income/expense was an expense of $5,841, a decrease of $16,501 as compared to an expense of $22,342 for the six month period ended January 31, 2012. The difference is related to a decrease in agent commissions for NOL sales.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D” Credits) to corporate taxpayers in New Jersey. During the six month period ended January 31, 2013, the Company entered into agreements to sell $98,851 of its unused tax losses. The Company received net proceeds of $88,293, during the six month period ended January 31, 2013, related to the sale and accordingly recorded them as a tax benefit in the period received. During the six month period ended January 31, 2012, the Company entered into agreements to sell $254,687 of its unused tax losses and it received net proceeds of $227,945, related to the sale and accordingly recorded them as a tax benefit in the period received.

Net Loss:

The Company recorded a net loss of $746,120 for the six month period ended January 31, 2013, as compared to a net loss of $991,235 for the six month period ended January 31, 2012. The decrease in net loss of $245,115 can mainly be attributed to decreased operating expenses during the current period. For the six month period ended January 31, 2013, gross profit increased $113,472, general and administrative costs decreased $139,755, research and development costs decreased $17,381, and selling expense decreased $108,109. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.04) basic and diluted loss per share compared to ($0.06) basic and diluted loss per share for the six month period ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had a loss from operations of $827,240 for the six month period ended January 31, 2013 and used cash from operations in the amount of $106,005 during the same period. At January 31, 2013, the Company had cash and cash equivalents of $76,354.

At January 31, 2013, the Company had total current assets of $523,745 and total current liabilities of $2,790,215, resulting in a working capital deficit of $2,266,470 compared to a working capital deficit of $1,558,135 at the fiscal year ended July 31, 2012. The Company’s current assets consists of $76,354 in cash and cash equivalents, $22,894 in accounts receivable, $392,771 in inventory, $31,726 in prepaid expenses. Accounts receivable decreased from $132,747 at July 31, 2012 to $22,894 at January 31, 2013, resulting from the timing of collections during the three month period ended January 31, 2013 as compared to the quarter ended July 31, 2012.

Cash expenditures have exceeded revenues for the prior quarters and Management expects this consumption of cash to continue. Our operations have been, and will continue to be, funded from existing cash balances and private placements of equity funding. During the six month period ended January 31, 2013, we raised an additional $198,000 from the issuance of Notes Payable to Mr. Robert Benou and repayments totaling $103,000 were made during the same six month period. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $106,005 for the six month period ended January 31, 2013, as compared to $464,183 net cash used in operating activities for the six month period ended January 31, 2012, a decrease of $358,178. This decrease in the use of cash of can be attributed to: (a) net losses from operational activities using approximately $245,114 less than the prior period and (b) a decrease in inventories of approximately $58,816.

INVESTING ACTIVITIES

No cash was used for investing activities for the six month periods ended January 31, 2013 and January 31, 2012.

FINANCING ACTIVITIES

Net cash provided from financing activities was $112,000 for the six month period ended January 31, 2013, as compared to $477,557 provided in the same six month period in 2012. During the six month period ended January 31, 2013, the Company received proceeds of $17,000 from the sale of its common stock through a private placement and an aggregate total of $198,000 from notes issued to Mr. Robert Benou. Repayments of $104,000 were made against the notes payable held by Robert Benou during the six months ended January 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 15, 2012 and November 30, 2012, the Company issued and sold an aggregate of 48,000 shares to two accredited investors at a purchase price of $0.25 per share receiving proceeds of $12,000. There were no other unregistered sales of equity securities not otherwise reported on a Current Report on Form 8-K.

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

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the six month period ended January 31, 2013.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOLOG CORPORATION

Date: July 2, 2013	By:	/s/ Michael Horn
		Name:	Michael Horn
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)
26