Form 10-Q
period 2013-04-30
CONOLOG CORP
filed 2013-09-25
CIK 23503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2013

or

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

As of September 23, 2013, there were 23,187,052 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONOLOG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2013 (Unaudited)	July 31, 2012
ASSETS
Current Assets:
Cash and equivalents	$8,456	$70,359
Accounts receivable	169,006	132,747
Inventory, net of reserve for obsolescence	358,658	497,235
Prepaid expenses	22,197	43,280
Total Current Assets	558,317	743,621

Property and equipment:
Machinery and equipment	1,362,952	1,362,952
Furniture and fixtures	430,924	430,924
Automobiles	34,097	34,097
Computer software	231,002	231,002
Leasehold improvements	30,265	30,265
Total property and equipment	2,089,240	2,089,240
Less: accumulated depreciation	(2,042,612)	(2,018,442)
Net Property and Equipment	46,628	70,798

TOTAL ASSETS	$604,945	$814,419

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$398,028	$377,427
Accrued expenses	2,229,415	1,734,329
Notes payable - Officer	439,093	190,000
Total Current Liabilities	3,066,536	2,301,756

Total Liabilities	3,066,536	2,301,756

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficiency:
Preferred stock, par value $.50; Series A; 4% cumulative; 500,000 shares authorized 155,000 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	77,500	77,500
Preferred stock, par value $.50; Series B; $.90 cumulative; 500,000 shares authorized; 1,197 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	597	597
Common stock, par value $0.01; 30,000,000 shares authorized; 21,843,064 shares issued at April 30, 2013 and 21,592,450 shares issued at July 31, 2012, respectively	218,431	215,925
Contributed capital	80,889,378	80,873,283
Accumulated deficit	(83,509,763)	(82,522,908)
Less: Treasury shares at cost - 224,288 shares	(137,734)	(131,734)
Total Stockholders’ Deficiency	(2,461,591)	(1,487,337)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$604,945	$814,419

The accompanying notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2013	2012	2013	2012
OPERATING REVENUES
Product revenue	$256,567	$240,115	$858,875	$494,344

Cost of product revenue
Cost of goods sold	146,057	119,568	493,149	232,053

Total Cost of product revenue	146,057	119,568	493,149	232,053

Gross Profit from Operations	110,510	120,547	365,726	262,291

Operating Expenses
General and administrative	329,181	462,279	1,307,721	1,580,594
Research and development	2,300	14,730	31,159	60,970
Selling expenses	51,916	46,464	126,973	229,630
Total operating expenses	383,397	523,473	1,465,853	1,871,194

Loss from operations	(272,887)	(402,926)	(1,100,127)	(1,608,903)

OTHER INCOME (EXPENSES)
Interest expense	(3,000)	(3,035)	(9,000)	(14,182)
Interest income	1	0	8	75
Other expense	—	—	—	(11,461)
Other income	36,930	0	37,082	191
Total Other Income (Expense)	33,931	(3,035)	28,090	(25,377)

Net Loss before income taxes benefit (expense)	(238,956)	(405,961)	(1,072,037)	(1,634,280)

Income tax benefit (expense)	(1,778)	818	85,183	237,902

NET LOSS APPLICABLE TO COMMON SHARES	$(240,734)	$(405,143)	$(986,854)	$(1,396,378)

Net Loss per basic and diluted common share	$(0.01)	$(0.02)	$(0.05)	$(0.08)

Weighted Average number of common shares outstanding	21,778,666	20,241,119	21,678,376	17,665,464

The accompanying notes are an integral part of these condensed consolidated financial statements

CONOLOG CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended April 30,
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(986,854)	$(1,396,378)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	24,170	12,420
Employee stock expense	—	99,000
Employee stock expense paid directly by a related party	—	3,600

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(36,259)	385,031
(Increase) decrease in prepaid expenses	21,083	(25,649)
(Increase) decrease in inventories	138,577	(119,815)
Decrease in other current assets	—	259
Increase (decrease) in accounts payable	20,600	(51,796)
Increase (decrease) in accrued expenses	495,086	516,581
Net cash used in operations	(323,597)	(576,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	17,000	668,907
Proceeds from exercise of warrants	1,600	—
Proceeds of Notes Payable - Officer	367,093	100,000
Payment for purchase of treasury stock	(6,000)
Repayments of Notes Payable - Officer	(118,000)	(181,350)
Net cash provided by financing activities	261,693	587,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,904)	10,810
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	70,359	7,907

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,456	$18,717

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a loss from operations of $1,100,127 and used cash from operations in the amounts of $323,597 for the nine months ended April 30, 2013. At April 30, 2013, the Company had negative working capital of $2,508,219 and a stockholders’ deficiency of $2,461,591. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash and Equivalents

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents balances at financial institutions and are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances in certain bank accounts may exceed the FDIC insured limits. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. At April 30, 2013, the Company did not have any cash equivalents.

Receivables and Allowance for Doubtful Accounts

Trade Receivables are non-interest bearing, uncollateralized customer obligations and are stated at the amounts billed to customers. The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of April 30, 2013 and July 31, 2012, the Company has determined that no Allowance for Doubtful Accounts was required.

The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. One customer accounted for approximately 87% of accounts receivable as of April 30, 2013. Two customers accounted for approximately 96% of accounts receivable as of July 31, 2012. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

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

Inventory consisted of the following as of April 30, 2013 and July 31, 2012:

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	April 30, 2013	July 31, 2012

Finished Goods	$55,112	$75,155
Work-in-process	181,083	246,211
Raw materials	157,463	210,869
	393,658	532,235
Less: Inventory reserve	35,000	35,000
Inventory, net	$358,658	$497,235

The Company reviews finished goods and raw material inventory on hand and provides a reserve for obsolete product based on the results of the review.

For the nine month period ended April 30, 2013, no inventory was written off as obsolete.

Property and Equipment

Property and equipment are carried at cost, less allowances for depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range between three (3) and thirty-nine (39) years. Depreciation was $24,170 and $12,420 for the nine month periods ended April 30, 2013 and 2012, respectively. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal.

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

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Advertising / Public Relations Costs

Advertising/Public Relations costs are charged to operations when incurred. These expenses were $0 and $88,796 for the nine months ended April 30, 2013 and 2012, respectively.

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

Research and Development

Research and Development costs are expensed as incurred. Research and Development costs were $31,159 and $60,970 for the nine months period ended April 30, 2013 and 2012, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and amounted to $5,980 and $5,321 for the nine months period ended April 30, 2013 and 2012, respectively.

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

Other State Tax Benefits

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D Credits”) to corporate taxpayers in New Jersey. Recognition of this asset and income would be in accordance with the guidance of SAB Topic 13 and are recorded upon the State of New Jersey’s approval of the technology tax benefit transfer certificate and receipt of a contract to purchase a fixed amount of these NOLs.

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

Stock Based Compensation

The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants. During the nine month period ended April 30, 2013, the Company did not grant any shares of common stock to employees, officers, or directors.

Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period. The preferred dividends are not reflected in arriving at the net loss as they are not material and would have no effect on loss per share available to common shareholders. Diluted loss per shares is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversions of debentures. Potentially dilutive securities at April 30, 2013, consist of 2,444,732 common shares from outstanding warrants and 155,006 common shares from preferred stock.

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

On July 18, 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have an impact on our condensed consolidated financial statements.

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

NOTE 3 - INCOME TAXES

The tax provision for the nine months ended April 30, 2013 was a tax benefit of $85,183, and for the nine months ended April 30, 2012 was a tax benefit of $237,902. The Company has no open tax years for the State of New Jersey or for federal income tax purposes, which are subject to examination.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused NOL and R&D Credits to corporate taxpayers in New Jersey. During the nine month period ended April 30, 2013, the Company entered into agreements to sell $98,851 of its unused tax losses. The Company received net proceeds of $88,293, during the nine month period ended April 30, 2013, related to the sale and accordingly recorded them as a tax benefit in the period received. During the nine month period ended April 30, 2012, the Company entered into agreements to sell $254,687 of its unused tax losses and it received net proceeds of $227,945, related to the sale and accordingly recorded them as a tax benefit in the period received.

NOTE 4 – STOCKHOLDERS’ DEFICIENCY

The Series A Preferred Stock provides 4% cumulative dividends, which were $135,508 ($0.87 per share) and $133,183 ($0.86 per share) in arrears at April 30, 2013 and July 31, 2012, respectively. In addition, each share of Series A Preferred Stock may be exchanged for one share of common stock upon surrender of the preferred stock and payment of $5,760,000 (due to reverse stock splits) per share. The Company may redeem the Series A Preferred Stock at $.50 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred Stock was $213,008 and $210,683 at April 30, 2013 and July 31, 2012, respectively.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Series B Preferred Stock provides cumulative dividends of $0.90 per share, which were $45,058 ($37.64 per share) and $44,250 ($36.97 per share) in arrears at April 30, 2013 and July 31, 2012, respectively. In addition, each share of Series B Preferred Stock is convertible into .005 of one share of common stock. The liquidation preference of the Series B Preferred Stock is the dividend in arrears plus $15 per share. The liquidation preference was $63,013 and $62,205 at April 30, 2013 and July 31, 2012, respectively.

Between August 1, 2012 and April 30, 2013, the Company issued units, consisting of 68,000 shares of its common stock and 136,000 warrants, valued at $17,000, as part of its secondary private placement offering.

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

As a result of the shares issued during this period, and pursuant to the Anti-dilution provisions mentioned above, the Company issued an additional 22,614 shares of its common stock to investors in the Company’s first private placement, during the nine month period ended April 30, 2013.

During the nine month period ended April 30, 2013, the Company issued 136,000 warrants and 33,355 warrants expired. During the nine month period ended April 30, 2012, no stock warrants were issued or canceled.

On February 19, 2013, the Company received a total of $1,600 in cash from investors who exercised an aggregate of 160,000 warrants at $.01 per share.

On April 18, 2013, the Company acquired 224,286 shares of its common stock at an aggregate purchase price of $6,000. The acquired 224,286 shares of the Company’s common stock have been recorded as treasury stock using the cost method.

A summary of the Company’s warrants is as follows:

The following table summarizes the warrants activities :

	Number of shares	Weighted Average Exercise price	Weighted Average Remaining contractual term in years	Aggregated Intrinsic Value

Outstanding at January 31, 2013	2,604,732	$0.18	1.72	$69,600

Granted	—	—	—	—

Exercised	(160,000)	$0 .01	1.67	$(6,400)
Canceled / Expired	—	—	—	—

Outstanding at April 30, 2013	2,444,732	$0 .19	1.73	$63,200
11

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company has Stock Incentive Plans pursuant to which the Company may grant a number of shares of the Company’s common stock to the Company’s officers, directors, employees and consultants. The Company’s 2008 and 2009 Stock Incentive Plan was approved by its shareholders, authorizing the board of directors (the “Board”) of the Company to, from time-to-time, issue up to 800,000 shares of the Company’s common stock to the Company’s officers, directors, employees and consultants under each plan.

The specific number of shares of the Company’s common stock granted to any officer, director, employee or consultant will be determined by the Board.

Pursuant to the Corporation’s 2009 Stock Incentive Plan, no common shares of Company stock were issued to current officers, directors, employees and consultants for the nine months ended April 30, 2013 or for the year ended July 31, 2012.

NOTE 6 - MAJOR CUSTOMERS

The following summarizes sales to major customers (each 10% or more of net sales) by the Company:

Nine Months Ended	Total Revenue	Major Customer Revenue	Customers	% of Total
April 30, 2013	$858,875	$695,885	4	81.0%
April 30, 2012	$494,344	$416,715	5	84.3%

NOTE 7 – COMMITMENTS

Employment Contracts

On January 31, 2013, Mr. Robert Benou resigned from his position as the Chief Executive Officer of the Company. Mr. Benou will continue to serve the Company in his capacity as Chairman of the Board.

On January 31, 2013, Mr. Michael Horn was appointed as the Company’s new Chief Executive Officer at a special meeting of the Board. Mr. Horn resigned his position as Vice President but continues to serve the Company in his capacities as Secretary and member of the Board.

The Company’s Chief Executive Officer, Michael Horn, serves without an employment agreement. His annual base salary, as of January 31, 2013, was $53,000. Mr. Horn is entitled to employee benefit plans, such as; life, health, pension, profit sharing and other plans. The Company has accrued and expensed $8,832 for the unpaid portion of his salary for the nine months ended April 30, 2013.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s President and Chief Operating Officer, Marc Benou, is serving under an employment agreement commencing May 3, 2012 and ending May 3, 2016, which pursuant to its terms, renews for one-year terms until cancelled by either party. His annual base salary as of July 31, 2012 was $199,000 and he receives annual increases of $3,000 on May 3rd of each year. The Company’s President and Chief Operating Officer is entitled to an annual bonus equal to 6% of the Company’s annual “income before income tax provision” as stated in its Annual Report on 10-K. The employment agreement also entitles him to the use of an automobile and to employee benefit plans, such as life, health, pension, profit sharing and other plans. Under the employment agreement, employment is terminated upon death or disability of the employee and employee may be terminated by the Company for cause. During the nine months ended April 30, 2013, and 2012, the Company’s President and Chief Operating Officer was paid $14,786 and $83,467 of his salary, respectively. The Company has accrued $134,464 and $108,908 for the unpaid portion of his salary for the nine months ended April 30, 2013 and 2012, respectively.

The Company’s former Chief Executive Officer, Robert Benou, served under an employment agreement commencing June 1, 1997 and ending May 31, 2002, which pursuant to its terms, renewed for one-year terms until cancelled by either party. His annual base salary, as of January 1, 2013, was $470,000. The employment agreement also entitled Mr. Benou to the use of an automobile and to employee benefit plans, such as; life, health, pension, profit sharing and other plans. During the nine months ended April 30, 2013, and 2012, the Company’s CEO did not receive any payment of his salary. The Company has accrued and expensed $235,000 and $337,500 for the unpaid portion of his salary for the nine months ended April 30, 2013 and 2012, respectively.

Installment Agreement:

The Company has an outstanding balance with its former auditors Withum, Smith & Brown and has agreed to pay the balance of $122,500 as follows:

—	Monthly installment payments of $1,000 commencing March 25, 2011.
—	8% of all additional net financing received by the Company over the next 22 months beginning February 25, 2011 and ending December 31. 2012.
—	If there is still a remaining balance after December 31, 2012, the balance will be paid in the Company’s common stock at the fair market value of the stock on December 31, 2012.

As of April 30, 2013, the remaining balance on this indebtedness was $90,704, which is included as part of accrued expenses on the Balance Sheet.

NOTE 8 – LOANS FROM OFFICERS

On October 4, 2012, the Company issued a promissory note in favor of Robert Benou in the principal amount of $100,000. The note is non-interest bearing and is payable on demand. The note is subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal amount under such note, together with any and all other amounts payable under such note, to become immediately due and payable to Mr. Benou.

On November 21, 2012, the Company issued a promissory note in favor of Robert Benou in the principal amount of $98,000. The note is non-interest bearing and is payable on demand. The note is subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal amount under such note, together with any and all other amounts payable under such note, to become immediately due and payable to Mr. Benou.

On April 24, 2013, the Company issued a promissory note in favor of Robert Benou in the principal amount of $169,093. The note is non-interest bearing and is payable on demand. The note is subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal amount under such note, together with any and all other amounts payable under such note, to become immediately due and payable to Mr. Benou.

During the nine month period ended April 30, 2013, the Company repaid $118,000 against previously issued Notes Payable.

CONOLOG CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of April 30, 2013, the net amount owed to Mr. Benou $439,093.

NOTE 9 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine months Ended April 30, 2013	Nine months Ended April 30, 2012
CASH PAID DURING THE PERIOD FOR:
Interest expense	$—	$—
Income Taxes	$3,110	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
None	$—	$—

NOTE 10– PROFIT SHARING PLAN

The Company sponsors a contributing thrift and savings plan which qualifies under Section 401(k) of the Internal Revenue Code that covers eligible employees meeting age and service requirements. Eligible participating employees may elect to contribute up to the maximum allowed under the IRS code to an investment trust. For the tax years 2011 and 2010, this maximum allowable deferred contribution was $16,500 ($22,500 for employees over age 50). Employer contributions to the plan are discretionary and determined annually by management. The Company did not make any matching contributions to the plan for either the nine months ended April 30, 2013 or the fiscal year ended July 31, 2012.

NOTE 11 – SUBSEQUENT EVENTS

On June 20, 2013, the Board appointed Mrs. Julie Orr-Silvius and Mr. Hans C. Kaspersetz as members of the Board.

Between June 13, 2013 and August 16, 2013, 12 investors exercised 1,024,000 warrants, all with an exercise price of $.01, and received an aggregate of 1,024,000 shares of the Company’s Common Stock ($.01 par).

Between May 1, 2013 and August 16, 2013, the Company repaid $30,000 against notes previously issued to Mr. Robert Benou.

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

Results of Operations

Three months ended April 30, 2013 compared to the three months ended April 30, 2012

Operating Revenues:

Sales for the quarter ended April 30, 2013 were higher compared to the prior year three month period. The sales revenue increased $16,452 or 7% to $256,567, compared to total revenues of $240,115. The increase is mainly a result of higher PDR-2000 sales.

Sales changes by product line for the quarters ended April 30, 2013 and 2012.
Products sold	2013	% to total	2012	% to total	$ change

Fidra	$2,980	1%	$0	0%	$2,980
PDR-2000 Digital Teleprotection	240,451	94%	147,675	62%	92,776
PTR-1500 Analog Teleprotection	0	0%	0	0%	0
Telemetry Equipment	1,707	1%	31,035	13%	(29,328)
Military Sales	3,110	1%	61,015	25%	(57,905)
Repairs & Spare Parts	12,107	5%	883	0%	11,224
Discounts	(3,788)	(2%)	(493)	—	(3,295)
Net Sales Revenues	$256,567	100%	$240,115	100%	$16,452
16

Cost of Revenue:

Total product cost of goods sold for the quarter ended April 30, 2013, amounted to $146,057 compared to $119,568 for the quarter ended April 30, 2012, an increase of $26,489 or 22%. The increase in cost of goods sold is a result of an increase in sales of the PDR-2000.

Gross Profit:

The gross profit of 43.1% for the quarter ended April 30, 2013, a decrease of 7.1% from 50.2% for the quarter ended April 30, 2012. The decrease is attributed to a change in the sales mix. During the three month period ended April 30, 2013, the vast majority of sales were PDR-2000’s, which requires most expensive parts and more labor than the product mix of sales for the quarter ended April 30, 2012.

Operating Expenses:

General and Administrative: For the quarter ended April 30, 2013, general and administrative expenses decreased $133,098 to $329,181 from $462,279. This decrease of 29% can mainly be attributed to a decrease of $126,000 in executive compensation and automobile expenses related to the Company’s change of CEO.

Research and Development: For the quarter ended April 30, 2013, research and development cost was $2,300, a decrease of $12,430 as compared to the prior year total of $14,730. Our research and development costs can be attributed to enhancing the FIDRA and GlowWorm products.

Selling Expenses: For the quarter ended April 30, 2013, selling expenses were $51,916, an increase of $5,452 versus the prior year total of $46,464. This increase is mainly related to an increase in sales commission expense which was generated by increased sales for the period.

Total Other Income and Expenses:

For the quarter ended April 30, 2013, other income/expense was an income of $23,931. There was an expense of $3,035 for the quarter ended April 30, 2012. The difference is related to debt that was forgiven by a vendor.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey NOL Carryover and R&D Credits to corporate taxpayers in New Jersey. During the three month periods ended April 30, 2013 and April 30, 2012, the Company did not enter into any agreements to sell its unused tax losses.

Net Loss:

The Company recorded a net loss of $240,734 for the quarter ended April 30, 2013, as compared to a net loss of $405,143 for the quarter ended April 30, 2012, a decrease in net loss of $164,409. For the quarter ended April 30, 2013, gross profit decreased $10,037, general and administrative costs decreased $133,098, research and development costs decreased $12,430, and selling expenses increased $5,452. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.01) basic and diluted loss per share compared to ($0.02) basic and diluted loss per share for the quarter ended April 30, 2012.

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012

Operating Revenues:

Sales for the nine month period ended April 30, 2013 were higher compared to the prior year nine month period. The sales revenue increased $364,531 or 74% to $858,875. The increase is a result of receiving our first Fidra orders and a significant increase in sales of the PDR-2000.

Sales changes by product line for the nine months ended April 30, 2013 and 2012.
Products sold	2013	% to total	2012	% to total	$ change

Fidra	$99,486	12%	$0	0%	$99,486
PDR-2000 Digital Teleprotection	640,382	74%	341,219	69%	299,163
PTR-1500 Analog Teleprotection	40,928	5%	4,411	1%	36,517
Telemetry Equipment	26,745	3%	77,516	16%	(50,771)
Military Sales	35,885	4%	64,463	13%	(28,578)
Repairs & Spare Parts	30,795	4%	7,644	1%	23,151
Discounts	(15,346)	(2%)	(909)	—	(14,437)
Net Sales Revenues	$858,875	100%	$494,344	100%	$364,531

Cost of Revenue:

Total cost of goods sold for the nine month period ended April 30, 2013, amounted to $493,149 compared to $232,053 for the nine month period ended April 30, 2012, an increase of $261,096 or 112%. The increase in cost of goods sold is mainly a result of a comparable increase in sales of the PDR-2000.

Gross Profit:

The gross profit of 42.6% for the nine month period ended April 30, 2013, a decrease of 10.5% from 53.1% for the nine month period ended April 30, 2012. During the nine month period ended April 30, 2013, the vast majority of sales were PDR-2000’s, which require more expensive parts and more labor than the products that predominated sales for the quarter ended April 30, 2012.

Operating Expenses:

General and Administrative: For the nine month period ended April 30, 2013, general and administrative expenses decreased $272,873 to $1,307,721 from $1,580,594. This decrease of 17% can mainly be attributed to (a) a decrease of $126,000 in executive compensation and automobile expenses related to the Company’s change of CEO and (b) a decrease of $102,600 in stock compensation expense.

Research and Development: For the nine month period ended April 30, 2013, research and development cost was $31,159, a decrease of $29,811 as compared to the prior year total of $60,970. Our research and development costs can be attributed to enhancing the Fidra and GlowWorm products.

Selling Expenses: For the nine month period ended April 30, 2013, selling expenses were $126,973, a decrease of $102,657 versus the prior year total of $229,630. This decrease is mainly related to marketing expense decreasing by $146,920 from the prior period resulting from the completion of work for the Fidra and GlowWorm products. This was offset by a $44,862 increase in sales commissions.

Total Other Income and Expenses:

For the nine month period ended April 30, 2013, other income/expense was income of $28,090, a decrease of $53,467, as compared to an expense of $25,377 for the nine month period ended April 30, 2012. The difference is related to (a) a decrease in agent commissions for NOL sales and (b) a debt that was forgiven by a vendor.

Income Tax Benefit:

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey NOL Carryover and R&D Credits to corporate taxpayers in New Jersey. During the nine month period ended April 30, 2013, the Company entered into agreements to sell $98,851 of its unused tax losses. The Company received net proceeds of $88,293, during the nine month period ended April 30, 2013, related to the sale and accordingly recorded them as a tax benefit in the period received. During the nine month period ended April 30, 2012, the Company entered into agreements to sell $254,687 of its unused tax losses and it received net proceeds of $227,945, related to the sale and accordingly recorded them as a tax benefit in the period received.

Net Loss:

The Company recorded a net loss of $986,854 for the nine month period ended April 30, 2013, as compared to a net loss of $1,396,378 for the nine month period ended April 30, 2012. The decrease in net loss of $409,524 can mainly be attributed to decreased operating expenses during the current period. For the nine month period ended April 30, 2013, gross profit increased $103,435, general and administrative costs decreased $272,873, research and development costs decreased $29,811, and selling expense decreased $102,657. As a result of the foregoing, the Company reported a net loss applicable to common shares of ($0.05) basic and diluted loss per share compared to ($0.08) basic and diluted loss per share for the nine month period ended April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had a loss from operations of $1,100,127 for the nine month period ended April 30, 2013 and used cash from operations in the amount of $323,597 during the same period. At April 30, 2013, the Company had cash and cash equivalents of $8,456.

At April 30, 2013, the Company had total current assets of $558,317 and total current liabilities of $3,066,536, resulting in a working capital deficit of $2,508,219 compared to a working capital deficit of $1,558,135 at the fiscal year ended July 31, 2012. The Company’s current assets consists of $8,456 in cash and cash equivalents, $169,006 in accounts receivable, $358,658 in inventory, and $22,197 in prepaid expenses. Accounts receivable increased from $132,747 at July 31, 2012 to $169,006 at April 30, 2013, resulting from the timing of collections during the nine month period ended April 30, 2013 as compared to the year ended July 31, 2012.

Cash expenditures have exceeded revenues for the prior quarters and Management expects this consumption of cash to continue. Our operations have been, and will continue to be, funded from existing cash balances and private placements of equity funding. During the nine month period ended April 30, 2013, we raised an additional $367,093 from the issuance of Notes Payable to Mr. Robert Benou and repayments totaling $118,000 were made during the same nine month period. We are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease it activities and/or operations.

OPERATING ACTIVITIES

Net cash used in operating activities was $323,597 for the nine month period ended April 30, 2013, as compared to $576,747 net cash used in operating activities for the nine month period ended April 30, 2012, a decrease of $253,150. This decrease in the use of cash can mainly be attributed to a reduction in our net loss.

INVESTING ACTIVITIES

No cash was used for investing activities for the nine month periods ended April 30, 2013 and April 30, 2012.

FINANCING ACTIVITIES

Net cash provided from financing activities was $261,693 for the nine month period ended April 30, 2013, as compared to $587,557 provided in the same nine month period in 2012. During the nine month period ended April 30, 2013, the Company received proceeds of $17,000 from the sale of its common stock through a private placement, $1,600 from the exercise of warrants, and an aggregate total of $367,093 from notes issued to Mr. Robert Benou. Repayments of $118,000 were made against the notes payable held by Mr. Benou during the nine months ended April 30, 2013.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

On July 18, 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have an impact on our condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2013, two investors exercised 160,000 warrants, all with an exercise price of $.01, and received an aggregate of 160,000 shares of the Company’s common stock ($.01 par). The company received proceeds of $1,600, which was used to fund daily operating activities. There were no other unregistered sales of equity securities not otherwise reported on a Current Report on Form 8-K.

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

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the nine month period ended April 30, 2013.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
24

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOLOG CORPORATION

Date: September 23, 2013
	By:	/s/ Michael Horn
		Name:	Michael Horn
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Accounting Officer)
26